Form 10QSB
period 1995-08-31
TSR INC
filed 1995-10-12
CIK 98338

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934

                      For the period ended August 31, 1995

                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934

              For the transition period from ________ to ________

                         Commission File Number: 0-8656


                                   TSR, Inc.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   Delaware                             13-2635899
      -------------------------------              --------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


                      400 Oser Avenue, Hauppauge, NY 11788
                    ---------------------------------------
                    (Address of principal executive offices)


                                  516-231-0333
                          --------------------------
                          (Issuer's telephone number)


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

                               SHARES OUTSTANDING

         1,514,569 shares of common stock, par value $.01 per share, as of September 30, 1995.

===============================================================================

                           TSR, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

    Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheet - August 31, 1995.......   3

             Consolidated Condensed Statements of Earnings --
                  For the three months ended August 31, 1995 and 1994.....   4

             Consolidated Condensed Statements of Cash Flows --
                  For the three months ended August 31, 1995 and 1994.....   5

             Notes to Consolidated Condensed Financial Statements.........   6

    Item 2.  Management's Discussion and Analysis.........................   7

Part II.  Other Information...............................................   9

Signatures................................................................   9

Part I. Financial Information
        Item 1. Financial Statements


                           TSR, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                      August 31,
                                                                         1995
                                                                      ----------
ASSETS

Current Assets:
  Cash and cash equivalents.......................................  $ 1,796,993
  Marketable securities (Note 5)..................................    2,933,176
  Accounts receivable (net of allowance for doubtful
    accounts of $160,336) ........................................    5,212,991
  Other receivables...............................................       81,622
  Prepaid expenses................................................       22,169
  Prepaid and recoverable income taxes............................        3,491
  Deferred income taxes...........................................      136,000
                                                                     ----------
    Total current assets .........................................   10,186,442

Equipment and leasehold improvements, at cost
  (net of accumulated depreciation and amortization of $725,986...      259,362
Other assets......................................................       32,966
Deferred income taxes.............................................       23,000
                                                                    -----------
                                                                    $10,501,770
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts and other payables...................................... $   170,328
  Accrued and other liabilities....................................   1,587,696
  Income taxes payable.............................................     234,343
  Advances from customers..........................................     260,366
                                                                    -----------
    Total current liabilities .....................................   2,252,733

Shareholders' Equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued .................................        --
  Common stock, $.01 par value, authorized
    4,000,000 shares; issued 2,469,596 shares .....................      24,696
  Additional paid-in capital.......................................   1,562,973
  Retained earnings................................................   9,615,411
    Less:  955,027 common shares in treasury, at cost .............  (2,954,043)
                                                                    -----------
                                                                      8,249,037
                                                                    -----------
                                                                    $10,501,770
                                                                    ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              For The Three Months Ended August 31, 1995 and 1994

                                                           Three Months Ended
                                                               August 31,
                                                        ------------------------
                                                           1995          1994
                                                        ----------    ----------
Revenues..............................................  $7,581,044    $6,331,022

Cost of sales.........................................   5,503,848     4,546,440
Selling, general and administrative expenses..........   1,700,111     1,489,190
                                                        ----------    ----------
                                                         7,203,959     6,035,630
                                                        ----------    ----------

Income from operations................................     377,085       295,392

Other income:
  Interest and dividend income........................      68,805        41,502
  Loss on sale of assets .............................      (7,491)         --

Income before income taxes............................     438,399       336,894

Provision for income taxes............................     193,000       163,000
                                                        ----------    ----------
  Net income .........................................  $  245,399    $  173,894
                                                        ==========    ==========

Net income per common share...........................  $     0.16    $     0.11
                                                        ==========    ==========

Weighted average number of common shares outstanding..   1,514,569     1,514,569
                                                        ==========    ==========


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Three Months Ended August 31, 1995 and 1994

                                                          Three Months Ended
                                                              August 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------   ----------
Cash flows from operating activities:
  Net income.........................................   $  245,399   $  173,894
                                                        ----------   ----------
  Adjustments to reconcile net income
      to net cash provided by operating activities:
    Depreciation and amortization....................       40,067       28,088
    Loss on Sale of Assets  .........................        7,491         --
    Deferred income taxes............................       (3,000)     (13,000)
    Changes in assets and liabilities:
      Trade accounts receivable .....................     (167,880)    (276,640)
      Other accounts receivable .....................       35,913       65,499
      Prepaid expenses ..............................        7,891       25,853
      Prepaid and recoverable income taxes ..........       36,201       16,794
      Other assets ..................................       (9,645)       2,100
      Accounts payable and accrued expenses .........       72,332       91,014
      Income taxes payable ..........................      139,231      113,423
      Advances from customers .......................       21,775         --
                                                        ----------   ----------
    Total adjustments................................      180,376       53,131
                                                        ----------   ----------
  Net cash provided by operating activities..........      425,775      227,025
                                                        ----------   ----------
Cash flows from investing activities:
    Proceeds from maturities of marketable securities.   1,907,280      491,885
    Purchase of marketable securities.................    (486,275)  (2,435,335)
    Purchase of fixed assets..........................     (85,470)     ( 4,168)
    Proceeds from sale of fixed assets................       7,855         --
                                                        ----------   ----------
    Net cash provided by investing activities.........   1,343,390   (1,947,618)
                                                        ----------   ----------
Cash flows from financing activities:
    Cash dividends....................................    (605,828)        --
                                                        ----------   ----------
    Net cash used in financing activities.............    (605,828)        --
                                                        ----------   ----------
Net increase (decrease) in cash and cash equivalents..   1,163,337   (1,720,593)
Cash and cash equivalents at beginning of period......     633,656    3,261,298
                                                        ==========   ==========
Cash and cash equivalents at end of period............  $1,796,993   $1,540,705
                                                        ==========   ==========
Supplemental Disclosures:
    Income tax payments (refunds), net................  $   21,000   $   46,000
                                                        ==========   ==========
    Interest paid.....................................  $     --     $     --
                                                        ==========   ==========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 31, 1995

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB of Regulation S-B. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Registrant's consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1995.

2. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, the consolidated results of operations, and consolidated cash flows for the periods presented.

3. The Registrant is engaged primarily in the business of providing contract programming services. In addition, the Registrant provides construction specifications data bases on magnetic media, primarily to architectural and engineering firms, provides maintenance and support for its conversion software, provides program updating and consulting services to American Express Bank, Ltd. (AEBL), and provides temporary nurses and nurses' aides to health care facilities and home care patients. The results of operations for the three month period ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. Marketable securities consist primarily of United States Treasury Bills with a maturity at acquisition in excess of 90 days. Such investments are expected to be held to maturity and are carried at amortized cost.

6. On July 6, 1995 the Board of Directors of the Company declared a cash dividend of $0.40 per share on Common Stock payable on August 28,1995 to shareholders of record on July 31, 1995. The Company funded such dividend from its available cash and matured marketable securities. This dividend, which amounted to $605,828 did not have a material impact on the liquidity of the Company. This dividend was declared due to the Registrant's favorable operating results achieved during fiscal 1995. The Registrant has not adopted a policy of paying dividends on a regular periodic basis.

7. The Registrant has determined to withdraw from the health care services business. The growth and profitability experienced has not matched what was expected when the business commenced. Small recent improvements in operating results notwithstanding, the Registrant has concluded that its resources are better utilized in the further development of the contract programming business. The wind down of the health care services business is expected to occur during the second quarter of fiscal 1996.

Part I. Financial Information
        Item 2.

                           TSR, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements.

Results of Operations

  Three Months Ended August 31, 1995 as compared with August 31, 1994

For the quarter ended August 31, 1995, revenues increased $1,250,000 or 19.7% over the prior year period. Although construction specifications revenues were down slightly from the prior year, contract programming services revenues increased $1,277,000 , which resulted primarily from further penetration within existing accounts by the sales personnel.

Cost of sales increased $958,000 or 21.1% over the prior year quarter. This increase included additional costs of $1,022,000 from contract programming, which resulted primarily from the above-mentioned revenue increase. However, the increase in cost of sales was heightened, to an extent, by reduced margins in the contract programming business. This continues the trend started in the second half of fiscal 1995 and is attributable to increased amounts paid to qualified programming professionals who have been in demand. Cost of sales decreased by $78,000 in the construction specifications business, primarily because of $60,000 of expenses accrued in the prior year to cover ongoing customer support costs associated with terminating this business by March 1996.

Selling, general, and administrative expenses increased $211,000, or 14.2% over the prior year comparable period. The contract programming business incurred increases amounting to $256,000, due to additional commission based compensation and the hiring of additional sales and recruiting employees. This is in line with the Registrant's plan for growth which seeks to focus on bringing in new accounts. The health care services and construction specifications businesses reduced expenses slightly for the period.

Interest and dividend income increased by $27,000 for the quarter, primarily because of an increase in short-term interest rates paid on the Registrant's treasury bills compared to the year ago quarter.

The effective income tax rate decreased to 44.0% in the current quarter from 48.4% in the prior year period, mainly because of reduced non-deductible entertainment expenses in the current quarter.

                           TSR, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Liquidity, Capital Resources and Changes in Financial Condition

Subject to continued profitability, the Registrant expects that cash flow generated from operations will be sufficient to provide the Registrant with adequate resources to meet all needs with respect to its existing business. In the event the Registrant requires additional funds, the Registrant expects to meet such needs with its cash and short-term marketable securities as well as interest earned thereon, which the Registrant believes to be sufficient for the foreseeable future.

Net cash flow provided by operations resulted primarily from net income. A significant amount of cash flow was used to fund the increase in accounts receivable, which occurred primarily because of the revenue increase. This use of cash was mostly offset by cash provided from an increase in accounts payable and accrued expenses, and income taxes payable. The growth of accounts payable and accrued expenses is in line with the increase in cost of sales. The increase in income taxes payable occurs each year in the first fiscal quarter because the estimated federal tax payment for the quarter is due September 15, after the end of the quarter.

Cash flow provided or used by investing activities is affected mostly by the Registrant's decisions to either purchase United States Treasury Bills with maturities of three months or those with longer maturities. During the current quarter, the Registrant did not roll over some of its maturing treasury securities. This resulted in the funds being reclassified to cash and cash equivalents from marketable securities for financial statement purposes. Also, in the current year quarter, the contract programming office in New Jersey relocated to larger space to facilitate growth. This resulted in capital expenditures for new telephone equipment, computers and furniture.

On July 18, 1995 the Board of Directors of the Registrant declared a cash dividend of $0.40 per share on Common Stock payable on August 28, 1995 to shareholders of record on July 31, 1995. The Registrant funded such dividend from its available cash and matured marketable securities. This dividend, which amounted to $605,828 did not have a material impact on the liquidity of the Registrant. This dividend was declared due to the Registrant's favorable operating results achieved during fiscal 1995. The Registrant has not adopted a policy of paying dividends on a regular periodic basis.

The Registrant's capital resource commitments at August 31, 1995 consisted of lease obligations on its branch and corporate locations. The Registrant intends to finance these commitments from cash provided from operations.

Expiration of Licensing Agreement

The Registrant has explored renegotiation and extension of the exclusive licensing agreement with the Construction Sciences Research Foundation, Inc.
(CSRF) under which the Registrant markets construction specifications on magnetic media. As a result of such discussions, the Registrant does not believe that it will be able to extend the licensing agreement beyond its present term which expires March 1, 1996. In anticipation of the termination of such agreement, the Registrant has accrued expenses of approximately $240,000 which it deems adequate to cover ongoing customer support costs associated with terminating the construction specifications business.

In July 1995, CSRF began to market an upgraded version of the construction specifications product which will be licensed through another party. The prospective offering of this product is expected to have a negative impact on construction specifications revenues for the remainder of the contract term.

Termination of Health Care Services Business

The Registrant has determined to withdraw from the health care services business. The growth and profitability experienced has not matched what was expected when the business commenced. Small recent improvements in operating results notwithstanding, the Registrant has concluded that its resources are better utilized in the further development of the contract programming business. The wind down of the health care business is expected to occur during the second quarter of fiscal 1996.

                           TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8K
         (a) Exhibit 27: Financial Data Schedule
         (b) Reports on Form 8K: None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TSR, INC.
                                 ----------------------------------------------
                                                (Registrant)



Date: October 10, 1995                        /s/ J. F. HUGHES
                                 ----------------------------------------------
                                 J.F. Hughes, Chairman, President and Treasurer


Date: October 10, 1995                       /s/ JOHN G. SHARKEY
                                 ----------------------------------------------
                                    John G. Sharkey, Vice President, Finance