Form 10QSB
period 1995-11-30
TSR INC
filed 1996-01-12
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934

                     For the period ended November 30, 1995

                 [ ] Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act Of 1934

                     For the transition period from ____ to ____

        Commission File Number: 0-8656

                                      TSR, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                              13-2635899
    ------------------------------       -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)

                                  516-231-0333
                           --------------------------
                           (Issuer's telephone number)

                                      None
                   -----------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

                               SHARES OUTSTANDING
           1,506,569 shares of common stock, par value $.01 per share, as of December 31, 1995.

                           TSR, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
Part I.  Financial Information:

 Item 1.  Financial Statements:

    Consolidated Condensed Balance Sheet--November 30, 1995.....................  3

    Consolidated Condensed Statements of Earnings--
         For the three and six months ended November 30, 1995 and 1994..........  4

    Consolidated Condensed Statements of Cash Flows--
         For the six months ended November 30, 1995 and 1994....................  5

    Notes to Consolidated Condensed Financial Statements........................  6

 Item 2.  Management's Discussion and Analysis..................................  7

Part II.  Other Information.....................................................  9

Signatures...................................................................... 10



Part I.  Financial Information
         Item 1.  Financial Statements


                           TSR, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                                                    November 30,
                                                                                        1995
                                                                                     -----------
ASSETS

Current Assets:
    Cash and cash equivalents (Note 5)..........................................      $ 2,030,012
    Marketable securities (Note 6)..............................................        1,908,344
    Accounts receivable (net of allowance for doubtful accounts of $162,153)....        5,877,558
    Other receivables...........................................................           74,401
    Prepaid expenses............................................................           73,383
    Prepaid and recoverable income taxes........................................           29,691
    Deferred income taxes ......................................................          136,000
                                                                                      -----------
       Total current assets ...................................................        10,129,389

Equipment and leasehold improvements, at cost (net of accumulated
 depreciation and amortization of 761,869) ....................................           262,386
Other assets...................................................................            33,961
Deferred income taxes..........................................................            24,000
                                                                                      -----------
                                                                                      $10,449,736
                                                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts and other payables.................................................       $  101,680
    Accrued and other liabilities...............................................        1,548,215
    Income taxes payable........................................................           91,544
    Advances from customers.....................................................          267,135
                                                                                       ----------
       Total current liabilities ...............................................        2,008,574

Shareholders' Equity:
    Preferred stock, $1 par value, authorized 1,000,000 shares; none issued ....               --
    Common stock, $.01 par value, authorized 4,000,000 shares; issued
     2,469,596 shares ..........................................................           24,696
    Additional paid-in capital..................................................        1,562,973
    Retained earnings...........................................................        9,807,536
     Less:  955,027 common shares in treasury, at cost .........................       (2,954,043)
                                                                                      -----------
                                                                                        8,441,162
                                                                                      -----------
                                                                                      $10,449,736
                                                                                      ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994


                                                       Three Months Ended                     Six Months Ended
                                                           November 30,                          November 30,
                                                    ----------------------------        -------------------------------
                                                        1995             1994               1995              1994
                                                    -----------      -----------        ------------       ------------
Revenues....................................        $7,608,136        $6,230,273         $15,189,180        $12,561,295

Cost of sales...............................         5,527,348         4,444,593          11,031,196          8,991,033
Selling, general and
   administrative expenses..................         1,800,042         1,468,727           3,500,153          2,957,917
                                                    ----------        ----------         -----------        -----------
                                                     7,327,390         5,913,320          14,531,349         11,948,950
                                                    ----------        ----------         -----------        -----------

Income from operations......................           280,746           316,953             657,831            612,345

Other income:
  Interest and dividend income..............            61,812            48,101             130,617             89,603
  Gain (loss) from sale of assets...........             5,567                --              (1,924)                --
                                                    ----------        ----------         -----------        -----------

Income before income taxes..................           348,125           365,054             786,524            701,948

Provision for income taxes..................           156,000           170,000             349,000            333,000
                                                    ----------        ----------         -----------        -----------
  Net income ...............................        $  192,125        $  195,054         $   437,524        $   368,948
                                                    ==========        ==========         ===========        ===========
Net income per common share.................        $     0.13        $     0.13         $      0.29        $      0.24
                                                    ==========        ==========         ===========        ===========
Weighted average number of common
 shares outstanding ........................         1,514,569         1,514,569           1,514,569          1,514,569
                                                    ==========        ==========         ===========        ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994


                                                           Six Months Ended
                                                             November 30,
                                                       ------------------------
                                                          1995          1994
                                                       ----------    ----------
Cash flows from operating activities:
  Net income.......................................... $  437,524    $  368,948
                                                       ----------    ----------
  Adjustments to reconcile net income
      to net cash provided by operating activities:
    Depreciation and amortization.....................     85,479        57,756
    Provision for losses on accounts receivable.......       --            --
    Gain on sale of securities........................     (8,111)         (443)
    Deferred income taxes.............................     (4,000)      (34,000)
    Loss on sale of assets............................      1,924          --
Changes in assets and liabilities:
      Trade accounts receivable ......................   (832,447)     (442,998)
      Other accounts receivable ......................     43,134        47,536
      Prepaid expenses ...............................    (43,323)       21,204
      Prepaid and recoverable income taxes ...........     10,001        (1,302)
      Other assets ...................................    (10,640)        5,597
      Accounts payable and accrued expenses ..........    (35,797)       82,790
      Income taxes payable ...........................     (3,568)        1,998
      Advances from customers ........................     28,544          --
                                                       ----------    ----------
    Total adjustments.................................   (768,804)     (261,862)
                                                       ----------    ----------
  Net cash provided by (used in) operating activities.   (331,280)      107,086
                                                       ----------    ----------
Cash flows from investing activities:
    Proceeds from sales of marketable securities......  3,426,751     1,474,638
    Purchase of marketable securities.................   (972,803)   (2,926,080)
    Purchase of fixed assets..........................   (134,740)      (70,516)
    Proceeds from sales of fixed assets...............     14,256          --
                                                       ----------    ----------
  Net cash provided by (used in) investing activities.  2,333,464    (1,521,958)
                                                       ----------    ----------
Cash flows from financing activities:
    Cash dividends ...................................   (605,828)         --
                                                       ----------    ----------
  Net cash used in financing activities...............   (605,828)         --
                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents..  1,396,356    (1,414,872)
Cash and cash equivalents at beginning of period......    633,656     3,261,298
                                                       ----------    ----------
Cash and cash equivalents at end of period............ $2,030,012    $1,846,426
                                                       ==========    ==========
Supplemental Disclosures:
  Income tax payments (refunds), net.................. $  347,000    $  381,000
                                                       ==========    ==========
  Interest paid....................................... $     --      $     --
                                                       ==========    ==========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1995

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

3. The Registrant is engaged primarily in the business of providing contract programming services. In addition, the Registrant provides construction specifications data bases on magnetic media, primarily to architectural and engineering firms, provides maintenance and support for its conversion software, provides program updating and consulting services to American Express Bank, Ltd. (AEBL). The results of operations for the six month period ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. Cash and cash equivalents consist primarily of United States Treasury Bills with a maturity at acquisition of 90 days or less.

6. Marketable securities consist primarily of United States Treasury Bills with a maturity at acquisition in excess of 90 days. Such investments are expected to be held to maturity and are carried at amortized cost.

7. On July 6, 1995 the Board of Directors of the Company declared a cash dividend of $0.40 per share on Common Stock payable on August 28, 1995 to shareholders of record on July 31, 1995. The Company funded such dividend from its available cash and matured marketable securities. This dividend, which amounted to $605,828 did not have a material impact on the liquidity of the Company. This dividend was declared due to the Registrant's favorable operating results achieved during fiscal 1995. The Registrant has not adopted a policy of paying dividends on a regular periodic basis.

8. In the second quarter of fiscal 1996, the Registrant determined to withdraw from the health care services business. The growth and profitability experienced had not matched what was expected when the business commenced. Small recent improvements in operating results notwithstanding, the Registrant had concluded that its resources were better utilized in the further development of the contract programming business.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 1995 AS COMPARED WITH NOVEMBER 30, 1994

Income from operations as a percentage of revenues decreased to 4.3% in the current six month period from 4.9% in the prior year comparable period. This decline occurred despite $120,000 of expenses accrued in the prior year period to cover ongoing customer support costs associated with terminating the Registrant's construction specifications business by March, 1996. The decline in income from operations as a percentage of revenues is attributable to additional compensation paid to additional contract programming sales and recruiting employees who do not make an immediate contribution to operating results but are expected to fuel future growth. The decline was also attributable to lower margins in contract programming.

For the six months ended November 30, 1995, revenues increased $2,638,000 or 20.9% over the prior year period. Although construction specifications and health care services revenues were down slightly from the prior year, contract programming services revenues increased $2,835,000, which resulted primarily from further penetration within existing accounts by the sales personnel.

Cost of sales increased $2,040,000 or 22.7% over the prior year period. This increase included additional costs of $2,238,000 from contract programming, which resulted primarily from the above-mentioned revenue increase. However, the increase in cost of sales was heightened, to an extent, by reduced margins in the contract programming business. This continues the trend started in the second half of fiscal 1995 and is attributable to increased amounts paid to qualified programming professionals who have been in demand. Cost of sales decreased by $153,000 in the construction specifications business, primarily because of $120,000 of expenses accrued in the prior year to cover ongoing customer support costs associated with terminating this business by March, 1996. Health care services had a decrease in cost of sales of $45,000 whch resulted from reduced revenues.

Selling, general, and administrative expenses increased $542,000, or 18.3% over the prior year comparable period. The contract programming and construction specifications businesses incurred increases amounting to $635,000, due to additional commission based compensation and the hiring of additional sales and recruiting employees. This is in line with the Registrant's plan for growth which seeks to focus on bringing in new accounts. The health care services and construction specifications businesses reduced expenses for the period.

Interest and dividend income increased by $41,000 for the period, primarily because of an increase in short-term interest rates paid on the Registrant's treasury bills compared to the year ago.

The effective income tax rate decreased to 44.4% in the current period from 47.4% in the prior year period, mainly because of reduced non-deductible entertainment expenses in the current period.

                           TSR, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

THREE MONTHS ENDED NOVEMBER 30, 1995 AS COMPARED WITH NOVEMBER 30, 1994

Income from operations as a percentage of revenues decreased to 3.7% in the current year quarter from 5.1% in the prior year comparable period. This decline occurred, despite $60,000 of expenses accrued in the prior year quarter to cover ongoing customer support costs associated with terminating the Registrant's construction specifications business by March, 1996. The decline in income from operations is attributable to additional compensation paid to newly hired sales and recruiting employees in the Registrant's recently opened contract programming office in Connecticut and to a decline in profit margins in the contract programming business.

For the quarter ended November 30, 1995, revenues increased $1,378,000 or 22.1% over the prior year period. Although construction specifications and health care services revenues were down slightly from the prior year, contract programming services revenues increased $1,558,000, which resulted primarily from further penetration within existing accounts by the sales personnel.

Cost of sales increased $1,083,000 or 24.4% over the prior year quarter. This increase included additional costs of $1,217,000 from contract programming, which resulted primarily from the above-mentioned revenue increase. However, the increase in cost of sales was heightened, to an extent, by reduced margins in the contract programming business. This continues the trend started in the second half of fiscal 1995 and is attributable to increased amounts paid to qualified programming professionals who have been in demand. Cost of sales decreased by $75,000 in the construction specifications business, primarily because of $60,000 of expenses accrued in the prior year to cover ongoing customer support costs associated with terminating this business by March, 1996.

Selling, general, and administrative expenses increased $331,000, or 22.6% over the prior year comparable period. The contract programming business incurred increases amounting to $379,000, due to additional commission based compensation and the hiring of additional sales and recruiting employees. These new hires included those assigned to the Registrant's new office in Connecticut. This is in line with Registrant's plan for growth which seeks to focus on bringing in new accounts. The health care services business reduced expenses for the period due to the termination of the business in the middle of the current quarter.

Interest and dividend income increased by $14,000 for the quarter, primarily because of an increase in short-term interest rates paid on the Registrant's treasury bills compared to the year ago quarter.

The effective income tax rate decreased to 44.8% in the current quarter from 46.6% in the prior year period, mainly because of reduced non-deductible entertainment expenses in the current quarter.

                           TSR, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

Subject to continued profitability, the Registrant expects that cash flow generated from operations will be sufficient to provide the Registrant with adequate resources to meet all needs with respect to its existing business. In the event the Registrant requires additional funds, the Registrant expects to meet such needs with its cash and short term marketable securities as well as interest earned thereon, which the Registrant believes to be sufficient for the foreseeable future.

Net cash flow used in operations resulted primarily from an increase in accounts receivable, which occurred partly because of the revenue increase and partly due to a longer collection cycle. This use of cash was partly offset by cash provided from net income.

Cash flow provided or used by investing activities is affected mostly by the Registrant's decisions to either purchase United States Treasury Bills with maturities of three months or those with longer maturities. During the current quarter, the Registrant did not roll over some of its maturing treasury securities. This resulted in the funds being reclassified to cash and cash equivalents from marketable securities for financial statement purposes. Also, in the current year period, the contract programming office in New Jersey relocated to larger space to facilitate growth. This resulted in capital expenditures for new telephone equipment, computers and furniture.

On July 18, 1995 the Board of Directors of the Registrant declared a cash dividend of $0.40 per share on Common Stock payable on August 28, 1995 to shareholders of record on July 31, 1995. The Registrant funded such dividend from its available cash and United States Treasury Bills. This dividend was declared due to the Registrant's favorable operating results achieved during fiscal 1995. The Registrant has not adopted a policy of paying dividends on a regular periodic basis.

The Registrant's capital resource commitments at November 30,1995 consisted of lease obligations on its branch and corporate locations. The Registrant intends to finance these commitments from cash provided from operations.

EXPIRATION OF LICENSING AGREEMENT

The Registrant has explored renegotiation and extension of the exclusive licensing agreement with the Construction Sciences Research Foundation, Inc.
(CSRF) under which the Registrant markets construction specifications on magnetic media. As a result of such discussions, the Registrant does not presently believe that it will be able to extend the licensing agreement beyond its present term which expires March 1, 1996. In anticipation of the termination of such agreement, the Registrant has accrued expenses of approximately $240,000 which it deems adequate to cover ongoing customer support costs associated with terminating the construction specifications business.

In July 1995, CSRF began to market an upgraded version of the construction specifications product which will be licensed through another party. The prospective offering of this product is expected to have a negative impact on construction specifications revenues for the remainder of the contract term.

TERMINATION OF HEALTH CARE SERVICES BUSINESS

In the second quarter of fiscal 1996, the Registrant determined to withdraw from the health care services business. The growth and profitability experienced had not matched what was expected when the business commenced. Small recent improvements in operating results notwithstanding, the Registrant had concluded that its resources were better utilized in the further development of the contract programming business.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8k

        (a). Exhibit 27: Financial Data Schedule
        (b). Reports on Form 8k: None


                           TSR, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TSR, INC.
                                 -----------------------------------------------
                                                  (Registrant)


Date: January 09, 1996
                                                /s/ J. F. HUGHES
                                 -----------------------------------------------
                                 J. F. Hughes, Chairman, President and Treasurer


Date: January 09, 1996
                                              /s/ JOHN G. SHARKEY
                                 -----------------------------------------------
                                    John G. Sharkey, Vice President, Finance