Form 10QSB
period 1996-02-29
TSR INC
filed 1996-04-10
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                        [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

                                 For the period ended February 29, 1996

                        [  ]     Transition Report Under Section 13 or 15(d)
                                 of the Securities Exchange Act Of 1934

                                 For the transition period from ______ to _____

Commission File Number:                  0-8656
                       ---------------------------------------------------------
                                       TSR, Inc.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      13-2635899
- ------------------------------------          ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                      400 Oser Avenue, Hauppauge, NY 11788
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  516-231-0333
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      None
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

                               SHARES OUTSTANDING

           1,472,069 shares of common stock, par value $.01 per share,
           -----------------------------------------------------------
                              as of March 31, 1996.
                              ---------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Page
                                                                        Number
                                                                        ------
Part I.  Financial Information:

    Item 1.  Financial Statements:

       Consolidated Condensed Balance Sheet - February 29, 1996...........   3


       Consolidated Condensed Statements of Earnings - For the three
         and nine months ended February 29, 1996 and February 28, 1995....   4


       Consolidated Condensed Statements of Cash Flows -
         For the nine months ended February 29, 1996 and
         February 28, 1995. ...............................................  5

       Notes to Consolidated Condensed Financial Statements................  6

    Item 2.  Management's Discussion and Analysis..........................  7

Part II.  Other Information................................................ 10

Signatures................................................................. 10

Part I.  Financial Information

    Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                   February 29,
                                                                       1996
ASSETS                                                             ------------

Current Assets:
    Cash and cash equivalents (Note 5).......................      $ 1,638,051
    Marketable securities (Note 6)...........................        2,373,358
    Accounts receivable (net of allowance for
      doubtful accounts of $169,278).........................        6,011,388
    Other receivables........................................           72,595
    Prepaid expenses.........................................           45,822
    Prepaid and recoverable income taxes.....................           14,586
    Deferred income taxes....................................          138,000
                                                                   -----------
          Total current assets ..............................       10,293,800

Equipment and leasehold improvements, at cost
    (net of accumulated depreciation and
     amortization of $794,689)...............................          234,177
Other assets.................................................           32,966
Deferred income taxes........................................           25,000
                                                                   -----------
                                                                   $10,585,943
                                                                   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts and other payables..............................      $   112,756
    Accrued and other liabilities............................        1,622,467
    Income taxes payable.....................................           86,978
    Advances from customers..................................          368,294
                                                                   -----------
          Total current liabilities .........................        2,190,495

Shareholders' Equity:
    Preferred stock, $1 par value, authorized
      1,000,000 shares; none issued .........................             --
    Common stock, $.01 par value, authorized
      4,000,000 shares; issued 2,469,596 shares .............           24,696
    Additional paid-in capital...............................        1,562,973
    Retained earnings........................................       10,008,297
          Less:  997,527 common shares in treasury, at cost .       (3,200,518)
                                                                   -----------
                                                                     8,395,448
                                                                   -----------
                                                                   $10,585,943
                                                                   ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
        For The Nine Months Ended February 29, 1996 and February 28, 1995

                                                                     Three Months Ended                     Nine Months Ended
                                                                ------------------------------       -------------------------------
                                                                February 29,       February 28,      February 29,       February 28,
                                                                    1996              1995              1996               1995
                                                                ------------       ------------      ------------      -------------
Revenues ..............................................         $7,988,438         $6,609,172        $23,177,618         $19,170,467
Cost of sales .........................................          5,884,589          4,882,011         16,915,219          13,873,044
Selling, general and
   administrative expenses ............................          1,797,778          1,483,763          5,298,497           4,441,680
                                                                ----------         ----------        -----------         -----------
                                                                 7,682,367          6,365,774         22,213,716          18,314,724
                                                                ----------         ----------        -----------         -----------
Income from operations ................................            306,071            243,398            963,902             855,743

Other income:
     Interest and dividend income .....................             53,059             54,762            175,565             143,922
     Gain on sale of securities .......................              4,131               --               12,242                 443
     Gain (loss) from sales of assets .................              1,500               --                 (424)               --
                                                                ----------         ----------        -----------         -----------
Income before income taxes ............................            364,761            298,160          1,151,285           1,000,108

Provision for income taxes ............................            164,000            143,000            513,000             476,000
                                                                ----------         ----------        -----------         -----------
     Net income                                                 $  200,761         $  155,160        $   638,285         $   524,108
                                                                ==========         ==========        ===========         ===========
Net income per common share ...........................         $     0.13         $     0.10        $      0.42         $      0.35
                                                                ==========         ==========        ===========         ===========
Weighted average number of
   common shares outstanding ..........................          1,492,236          1,514,569          1,507,125           1,514,569
                                                                ==========         ==========        ===========         ===========



  The accompanying notes are an integral part of these consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended February 29, 1996 and February 28, 1995

                                                                                            Nine Months Ended
                                                                                -------------------------------------
                                                                                 February 29,            February 28,
                                                                                    1996                    1995
                                                                                 ------------            ------------

Cash flows from operating activities:
  Net income ..............................................................      $   638,285             $   524,108
                                                                                 -----------             ------------
  Adjustments to reconcile net income to net cash provided
     by operating  activities:
   Depreciation and amortization ..........................................          118,299                  89,009
   Provision for losses on accounts receivable ............................           10,000                    --
   Gain on sales of securities ............................................          (12,242)                   (443)
   Loss on sales of assets ................................................              424                    --
   Deferred income taxes ..................................................           (7,000)                (58,000)
   Changes in assets and liabilities:
      Trade accounts receivable ...........................................         (976,277)               (183,973)
      Other accounts receivable ...........................................           44,940                  24,762
      Prepaid expenses ....................................................          (15,762)                 12,806
      Prepaid and recoverable income taxes ................................           25,106                 (15,645)
      Other assets ........................................................           (9,645)                  6,297
      Accounts payable and accrued expenses ...............................           49,531                  30,674
      Income taxes payable ................................................           (8,134)                 (8,864)
      Advances from customers .............................................          129,703                    --
                                                                                 -----------             ------------
    Total adjustments .....................................................         (651,057)               (103,377)
                                                                                 -----------             ------------
   Net cash provided by (used in) operating activities ....................          (12,772)                420,731
                                                                                 -----------             ------------
Cash flows from investing activities:
     Proceeds from sales and maturities of securities .....................        4,633,298               2,450,418
     Purchase of marketable securities ....................................       (2,640,233)             (3,908,844)
     Purchase of fixed assets .............................................         (139,351)                (71,523)
     Proceeds from sales of fixed assets ..................................           15,756                    --
                                                                                 -----------             ------------
  Net cash provided by (used in) investing activities .....................        1,869,470              (1,529,949)
                                                                                 -----------             ------------
Cash flows from financing activities:
     Purchase of Treasury Stock ...........................................         (246,475)                   --
     Cash dividends .......................................................         (605,828)                   --
                                                                                 -----------             ------------
  Net cash used in financing activities ...................................         (852,303)                   --
                                                                                 -----------             ------------
Net increase (decrease) in cash and cash equivalents ......................        1,004,395              (1,109,218)
Cash and cash equivalents at beginning of period ..........................          633,656               3,261,298
                                                                                 -----------             ------------
Cash and cash equivalents at end of period ................................      $ 1,638,051             $ 2,152,080
                                                                                 ===========             ===========
Supplemental Disclosures:
     Income tax payments, net .............................................      $   503,000             $   559,000
                                                                                 ===========             ===========
     Interest paid ........................................................      $      --               $      --
                                                                                 ===========             ===========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                February 29, 1996

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

3. The Registrant is engaged primarily in the business of providing contract programming services. In addition, the Registrant provides maintenance and support for its conversion software and provides program updating and consulting services to American Express Bank, Ltd. (AEBL). Additionally, the Registrant provided construction specifications databases on magnetic media through March 1, 1996, and provided temporary nursing services through October 8, 1995. The results of operations for the nine month period ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. Cash and cash equivalents consist primarily of United States Treasury Bills with a maturity at acquisition of 90 days or less.

6. Marketable securities consist primarily of United States Treasury Bills with a maturity at acquisition in excess of 90 days. Such investments are expected to be held to maturity and are carried at amortized cost. Included with marketable securities are the Registrant's trading securities which consist of those investments the Registrant considers short-term in nature. Such investments are carried at their fair market value. At February 29, 1996, the amortized cost approximated market value and no adjustments were made. A breakdown of the investments are as follows:

                   Held to maturity ...............   $2,174,305
                   Trading securities .............      199,053
                                                      ----------
                                                      $2,373,358
                                                      ==========

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

8. In the second quarter of fiscal 1996, the Registrant determined to discontinue its health care services business. The growth and profitability experienced had not matched the Registrant's expectations when the business commenced. Small improvements in operating results notwithstanding, the Registrant had concluded that its resources were better utilized in the further development of its contract programming business. Therefore, the existing caseload was transferred to another licensed home care agency as of the close of business October 8, 1995.

9. In February 1995 the Board of Directors of the Registrant authorized the repurchase of up to 150,000 shares of the Registrant's common stock. The first transactions under this authorization occurred during the quarter ended February 29, 1996. To date 42,500 shares have been repurchased at a cost of $246,475.

10. On March 1, 1996 the Registrant's exclusive licensing agreement to market construction specifications on magnetic media expired. In anticipation of such expiration, the Registrant has accrued $240,00 which it deems adequate to cover ongoing customer support costs associated with licenses sold prior to March 1, 1996.

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

Results of Operations

Nine Months Ended February 29, 1996 as compared with February 28, 1995

Income from operations as a percentage of revenues decreased to 4.2% in the current nine month period from 4.5% in the prior year comparable period. This decline occurred despite $180,000 of expenses accrued in the prior year period to cover ongoing customer support costs to be incurred after the termination of the Registrant's construction specifications business on March 1, 1996. The decline in income from operations as a percentage of revenues is attributable to compensation paid to additional contract programming sales and recruiting employees, including those hired to open a new office in Connecticut, who do not make an immediate contribution to operating results but are expected to fuel future growth. The decline was also attributable to lower margins in contract programming.

For the nine months ended February 29, 1996, revenues increased $4,007,000 or 20.9% over the prior year period. Although construction specifications and health care services revenues declined from the prior year, contract programming services revenues increased $4,436,000, which resulted primarily from further penetration within existing accounts by the sales personnel.

Cost of sales increased $3,042,000 or 21.9% over the prior year period. This increase included additonal costs of $3,467,000 from contract programming, which resulted primarily from the above-mentioned revenue increase. However, the increase in cost of sales was heightened, to an extent, by reduced margins in the contract programming business. Cost of sales decreased by $224,000 in the construction specifications business because of $180,000 of expenses accrued in the prior year to cover ongoing customer support costs, which will be incurred after the termination of this business on March 1, 1996. Costs associated with health care services decreased $200,000 which resulted from the termination of this business in October 1995.

Selling, general, and administrative expenses increased $857,000, or 19.3% over the prior year comparable period. The contract programming business incurred increases of $1,060,000 due to additional commission based compensation on increased revenues and the hiring of additional sales and recruiting employees. The investment in new hires is consistent with the Registrant's efforts to expand the business through the acquisition of new accounts. The health care services business which terminated in October 1995, and the construction specifications business both reduced expenses for the period.

Interest and dividend income increased by $32,000 for the period, primarily because of an increase in short-term interest rates paid on the Registrant's treasury bills compared to the year ago.

The effective income tax rate decreased to 44.6% in the current period from 47.6% in the prior year period, mainly because of reduced state income taxes in the current period.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Three months ended February 29, 1996 as compared with February 28, 1995

Income from operations as a percentage of revenues increased to 3.8% in the current year quarter from 3.7% in the prior year comparable period. Contract programming gross margins increased slightly in the current quarter over the prior year's quarter, reversing a trend of declining spreads which began in fiscal 1995. There can be no assurances that this reversal will continue or that gross margins will increase.

For the quarter ended February 29, 1996, revenues increased $1,379,000 or 20.9% over the prior year period. Contract programming services revenues contributed $1,618,000 of this increase, which resulted primarily from further penetration within existing accounts by the sales personnel. Healthcare services revenues declined $206,000 due to the cessation of operations on October 8, 1995, although the Registrant still particpates in certain revenues derived by the successor operation, which revenues are not expected to be material.

Cost of sales increased $1,003,000 or 20.5% over the prior year's quarter. This increase included additional costs of $1,119,000 from contract programming, which primarily resulted from the above-mentioned revenue increase. Cost of sales also decreased by $71,000 in the construction specifications business, primarily because of $60,000 of expenses accrued in the prior year to cover costs which will be incurred after the termination of this business on March 1, 1996.

Selling, general, and administrative expenses increased $314,000, or 21.1% over the prior year comparable period. The contract programming business incurred increases amounting to $426,000, due to additional commission based compensation on higher revenues and the hiring of additional sales and recruiting employees. These new hires included those assigned to the Registrant's new office in Connecticut. The health care services business reduced expenses $75,000 for the period due to the termination of the business on October 8, 1995.

Interest and dividend income stayed flat for the quarter, despite an increase in short-term interest rates paid on the Registrant's treasury bills due to a lower amount available for investment.

The effective income tax rate decreased to 45.0% in the current quarter from 48.0% in the prior year period mainly because of reduced state income taxes in the current quarter.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Liquidity, Capital Resources and Changes in Financial Condition

Subject to continued profitability, the Registrant expects that cash flow generated from operations will be sufficient to provide the Registrant with adequate resources to meet all needs with respect to its existing business. In the event the Registrant requires additional funds, the Registrant expects to meet such needs not met by operations with its cash and short-term marketable securities as well as interest earned thereon, which the Registrant believes to be sufficient for the foreseeable future.

Net cash flow used in operations resulted primarily from an increase in accounts receivable, which occurred partly because of the revenue increase and partly due to a longer collection cycle. This use of cash was mostly offset by cash provided from net income.

Cash flow provided or used by investing activities is affected mostly by the Registrant's decisions to either purchase United States Treasury Bills with maturities of three months or those with longer maturities. During the current quarter, the Registrant did not roll over some of its maturing treasury securities. This resulted in the funds being reclassified to cash and cash equivalents from marketable securities for financial statement purposes. Also, in the current year , the contract programming office in New Jersey relocated to larger space to facilitate growth and an office was opened in Connecticut. This resulted in capital expenditures for new telephone equipment, computers and furniture.

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

In February 1995, the Board of Directors of the Registrant authorized the repurchase of up to 150,000 shares of the Registrant's common stock. During the quarter ended February 29, 1996 the first transactions occurred under this authorization. A total of 42,500 shares were repurchased at a cost of $246,475.

The Registrant's capital resource commitments at February 29, 1996 consisted of lease obligations on its branch and corporate locations. The Registrant intends to finance these commitments from cash provided from operations.

Expiration of Licensing Agreement

The Registrant's exclusive licensing agreement with the Construction Sciences Research Foundation, Inc. (CSRF) under which the Registrant marketed construction specifications on magnetic media expired March 1, 1996. In anticipation of the termination of such agreement, the Registrant has accrued $240,000 which it deems adequate to cover ongoing customer support costs to be incurred after the termination of the construction specifications business. As a consequence of the termination of the license, future results from operations will be negatively impacted on a comparative basis since this business has contributed operating income of approximately $100,000 per quarter for fiscal 1996.

Termination of Health Care Services Business

In the second quarter of fiscal 1996, the Registrant determined to withdraw from the health care services business. The growth and profitability experience had not matched what was expected when the business commenced. Small improvements in operating results notwithstanding, the Registrant had concluded that its resources were better utilized in the further development of the contract programming business. The existing caseload was transferred to another licensed home care agency as of the close of business October 8, 1995.

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

                                    TSR, INC.
                          ----------------------------------------------
                                  (Registrant)

Date:  April 09, 1996

                                /s/ J. F. Hughes
                          ----------------------------------------------
                          J.F. Hughes, Chairman, President and Treasurer

Date:  April 09, 1996

                               /s/ John G. Sharkey
                          ----------------------------------------------
                          John G. Sharkey, Vice President, Finance