Form 10-K
period 1996-05-31
TSR INC
filed 1996-08-26
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                  For the fiscal year ended May 31, 1996

                                       or

              [ ] Transition Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                  For the transition period from ___________ to____________

                         Commission File Number: 0-8656
                                                 ------

                                    TSR, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-2635899
- -------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: 516-231-0333
                                                 ------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                 --------------
                                (Title of Class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes _____ [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value was approximately $6,935,000, based on the market price of the Registrant's Common Stock at July 31, 1996 of $8.50 and excluding shares of common stock held by officers, directors and beneficial holders of 5% of the outstanding common stock of the Registrant, many of which persons may not be affiliates of the Registrant.

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

1,457,069 shares of Common Stock, par value $0.01 per share, as of July 31, 1996.

Documents incorporated by Reference:

The information required in Part III, Items 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement in connection with the 1996 Annual Meeting of Shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1. Business.

Registrant, a Delaware corporation, was formed in February 1969. The Registrant currently operates in one business segment, computer software, and is engaged primarily in the business of providing contract computer programming services. It also provides maintenance and support for its conversion software, and provides program updating and consulting services to American Express Bank Ltd.
(AEBL). Previously, until March 1, 1996, the Registrant also provided construction specification data bases on magnetic media, primarily to architectural and engineering firms, and, until October 8, 1995, provided temporary nurses and nurses' aides to health care facilities and home care patients (see Note 3 to Consolidated Financial Statements).

The following table sets forth the amount and percentage of the gross revenues realized by the Registrant from its principal business activities during the fiscal years ended May 31, 1996, 1995, and 1994 respectively. The purpose of this table is to provide historical data. This table should not be considered indicative of future revenue to be realized by the Registrant.

                                                       FISCAL YEAR ENDED MAY 31,
                                      -----------------------------------------------------------
                                                                (000'S)
                                            1996                  1995                  1994
                                      ---------------       ---------------       ---------------
Contract Programming Services ..      $29,667     93%       $23,420     88%       $18,732     85%
Construction Specifications ....        1,456      5          2,038      8          1,914      9
Health Care Services ...........          445      1            948      3            920      4
Specialized Computer Programming
   and Conversion Services .....          242      1            268      1            360      2
                                      -------    ---        -------    ---        -------    ---
                                      $31,810    100%       $26,674    100%       $21,926    100%
                                      =======    ===        =======    ===        =======    ===


Contract Computer Programming Services

The Registrant's contract computer programming services are conducted through TSR Consulting Services, Inc. (TCS), a wholly-owned subsidiary organized in 1980, which provides contract computer programming services in the New York Metropolitan area, New England, Washington, D.C., and Virginia. The principal consulting office is located in New York City and branch offices in New Jersey and Long Island have proved viable and have enhanced the Registrant's business. During fiscal 1996 the Registrant opened a branch office in Connecticut.

The Registrant's contract computer programming services business involves hiring specific programmers to work for limited periods of time, generally three months to one year, on specific computer programming projects of major corporations. These consultants usually supplement corporate in-house staffs. The Registrant's ability to succeed in the contract programming services business depends on both its ability to obtain assignments to fulfill programming requirements for major corporations and its ability to recruit programmers to fulfill these requirements. The ability to obtain assignments to fulfill specialized requirements is in part dependent upon the economic environment. Over the past several years there has been significant revenue growth, however, it has mainly come from increased business within existing accounts. During fiscal 1996, in excess of 50% of the revenue increase was attributable to the Registrant's largest account.

In recruiting consultants to fill customer requirements, the Registrant relies on a database of approximately 20,000 programmer/consultants. The number of consultants (including employees and subcontractors) on billing with customers was approximately 225 as of May 31, 1995 and increased throughout the fiscal year to approximately 290 at May 31, 1996.

                                                                     (Continued)

The Registrant pays programmers on a semimonthly basis and invoices its corporate customers, on a time and material basis, not less frequently than monthly. The Registrant currently services approximately 70 customers. During the fiscal year ended May 31, 1996, the Registrant derived 22.4% of its consolidated revenue, or $7,141,000, from AT&T for contract programming services. The Registrant was included on the preferred vendors list at AT&T for 1995 and 1996, which facilitated the substantial increase in revenue for this account. The Registrant has focused its growth plan to bring in new accounts and reduce its concentration of business risk. To this end the Registrant has been hiring senior sales personnel who market the Registrant's services to major corporations. These additions represent a significant investment by the Registrant since such sales executives require guaranteed draws prior to developing a sufficient customer base. Most such individuals are under short-term restrictive covenants from prior employers precluding them from soliciting accounts with which they have relationships. The Registrant hired three such individuals in fiscal 1996.

The Registrant's professional consulting services are subject to intense competition in the geographic areas in which it conducts business. Such competition places continuous downward pressure on gross margins (see Management's Discussion and Analysis).

Construction Specifications

In 1983, the Registrant acquired certain of the operating assets of Bowne Information Systems, Inc. (a subsidiary of Bowne & Co.) through a wholly-owned subsidiary called Construction Data Services, Inc. (formerly BIS, Inc.). As a result of such acquisition, the Registrant succeeded to certain contractual rights to market construction specification data bases on magnetic media that are useful to the engineering, architectural and building contractors field in both the public and private sectors.

This subsidiary provided all of its products and services under an exclusive license agreement dated December 1, 1983, as amended, with the Construction Sciences Research Foundation, Inc. (CSRF). Such agreement terminated March 1, 1996. In June of 1996, the Registrant entered into a termination arrangement whereby it recorded operating income in the amount of $93,150 in the fourth quarter of fiscal 1996, and will record non-operating income of $76,850 in the first quarter of fiscal 1997 (see Management's Discussion and Analysis).

Health Care Services

The Registrant, through its wholly-owned subsidiary TSR Health Care Services, Inc., provided temporary nurses and nurses' aides to health care facilities and home care patients. In June 1992, the Registrant commenced preliminary activities, which, subject to appropriate licensing, would permit it to provide the services of a home health care agency. The Registrant operated primarily as a supplemental staffing agency to health care facilities from August 1992 until April 1993 when the home care license was obtained and full operation commenced. During fiscal 1993 and into mid-fiscal 1994, the Registrant expanded its sales and clerical staff without commensurate improvement in profitability. Towards the end of fiscal 1994, the staff was reduced to lower overhead expenses. Because of these reductions, this operation, after sustaining an operating loss of $248,000 in fiscal 1994, broke even during fiscal 1995. In the second quarter of fiscal 1996, the Registrant determined to discontinue its health care services business. The growth and profitability experienced had not matched the Registrant's expectations when the business commenced. Small improvements in operating results notwithstanding, the Registrant had concluded that its resources were better utilized in the further development of its contract programming business. Therefore, the existing caseload was transferred to another licensed home care agency as of the close of business October 8, 1995. This transfer did not result in a gain or loss to the Registrant. The agreement to transfer the account base provided that the purchasing agency pay the Registrant 50% of the gross profit generated from the Registrant's accounts for a period of two years. The Registrant received approximately $46,000 in such payments which were included in revenue during fiscal 1996.

Other Business

The Registrant currently receives revenues of $15,000 per month under maintenance agreements to service its conversion software. Pursuant to these agreements the Registrant provides maintenance and support for its existing installed base of conversion software customers. As a result of a consensual settlement of certain legal proceedings, the Registrant ceased marketing this product by the end of 1988. Since then, these monthly revenues have been diminishing as the service contracts with existing customers expire. Unless expiring contracts are renewed, this revenue base will further decline. The total revenue received under these agreements was $180,000 for fiscal 1996.

The Registrant also continues to provide programming updating and consulting services to AEBL on a time and material basis. During fiscal 1996, the Registrant billed $62,000 on a time and material basis. It is expected that the Registrant will continue to provide consulting services to AEBL on a time and material basis.

The Registrant presently employs 242 people including its 3 executive officers. Of such employees 15 are engaged in sales, 13 are recruiters for programmers, 194 are technical and programming consultants, and 17 are in administration and clerical functions. Of the 242 employees, approximately 229 are employed by the consulting subsidiary, 4 clerical people are employed by the construction specifications subsidiary, and 9 are employed directly by the Registrant.

The Registrant does not own any material patents, franchises or concessions and there is little chance that the Registrant will acquire any patents, franchises or concessions in the near future, although the Registrant believes it has developed certain software which it considers proprietary.

The Registrant does not maintain any significant backlog and does not believe that the extent of its backlog at any time is of material significance to its business.

New Business

The Registrant has recently entered the highly competitive code conversion market to correct client application systems for problems which will occur as a result of the upcoming century change January 1, 2000. The Registrant will compete by utilizing an innovative approach through recently created conversion software. The Registrant is arranging to commence a pilot project to demonstrate its capabilities in the area. Upon successful completion of the pilot project with the Registrant's unproven, untried software, substantial capital investment will be required to establish appropriate computer facilities to manage full-blown conversion projects. There can be no assurance that the Registrant will be successful in the code conversion market or of the extent to which such business will be profitable. The Registrant expects to operate this business through a newly created subsidiary of which it will own 80% of the Common Stock and the creator of the software will own 20%.

Item 2. Properties.

The Registrant leases 8,000 square feet of space in Hauppauge, New York for a term ending December 31, 1996, with annual rentals of approximately $70,000. This space is used as executive and administrative offices as well as by the Registrant's operating subsidiaries.

The Registrant also leases sales and technical support offices in New York City (lease ends March, 1997), New Jersey (lease ends August, 2000), and Connecticut (lease ends August 1996), with aggregate monthly rentals of approximately $12,000.

The Registrant believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Registrant's shares of Common Stock trade on the NASDAQ National Market tier of the Nasdaq Stock market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 1996 and 1995:

                                                  JUNE 1, 1995 - MAY 31, 1996
                                    ------------------------------------------------------
                                      1ST             2ND            3RD             4TH
                                    QUARTER         QUARTER        QUARTER         QUARTER
                                    -------         -------        -------         -------
High Sales Price...............      9              10 1/2          6 5/8          21
Low Sales Price................      4 3/4           5 1/4          5 1/8           5 3/8

                                                 JUNE 1, 1994 - MAY 31, 1995
                                    ------------------------------------------------------
                                      1ST             2ND            3RD             4TH
                                    QUARTER         QUARTER        QUARTER         QUARTER
                                    -------         -------        -------         -------

High Sales Price...............      4 1/2           7 1/4          7 1/4          6 1/8
Low Sales Price................      3 5/8           3 11/16        4 5/8          4 7/8

There were 241 holders of record of the Registrant's Common Stock as of July 31, 1996. Additionally, the Registrant estimates that there were approximately 500 beneficial holders as of that date. On July 18, 1995 the Board of Directors declared a special cash dividend of $0.40 per share on its Common Stock payable on August 28, 1995 to shareholders of record as of July 31, 1995. Historically, no cash dividends have been paid by the Registrant on its Common Stock except that on September 16, 1991, the Registrant paid a special dividend of $1 per share on its Common Stock. The Registrant has not adopted a policy of paying dividends on a regular periodic basis and does not intend to declare one for fiscal 1996.

Item 6.  Selected Financial Data.

(Amounts in Thousands, Except Per Share Data)

                                                             MAY 31,        May 31,         May 31,        May 31,        May 31,
                                                              1996           1995            1994           1993           1992
                                                            --------       --------        --------       --------       --------
Revenues.............................................       $31,810         $26,674         $21,926        $17,006        $14,855

Income From Operations...............................          1,456          1,264             799            142            395

Net Income...........................................            964            802             500            152            416

Net Income Per Common Share..........................           0.64           0.53            0.32           0.09           0.26

Working Capital......................................          8,358          8,337           7,525          7,372          7,214

Total Assets.........................................         11,167         10,629           9,191          8,734          8,449

Shareholders' Equity.................................          8,635          8,609           7,808          7,642          7,477

Book Value Per Common Share..........................           5.93           5.68            5.16           4.70           4.60

Cash Dividends Declared Per Common Share.............           0.40            --              --             --            1.00


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements presented elsewhere in this report.

Results of Operations

1996 Compared with 1995

Revenues for fiscal 1996 increased $5,136,000 or 19.3% over the prior year. Contract programming services revenues contributed an increase of $6,221,000 which was offset by decreases in construction specifications of $582,000 and health care services of $503,000 which businesses were terminated during the current fiscal year. The increase in revenues in contract programming services resulted primarily from further penetration within existing accounts, and $3,700,000 of such increase resulted from further penetration in the Registrant's largest account.

Cost of sales increased $3,965,000 or 20.5% over the prior year. The increase included additional costs of $4,748,000 from contract programming which primarily resulted from the above mentioned revenue increase. Construction specifications and health care services costs decreased by $411,000 and $372,000 respectively due to the termination of these businesses.

Contract programming gross margins declined slightly from the prior year. However, margins increased in the fourth quarter of fiscal 1996 after decreasing for approximately 15 months. The decline in margins was attributable to increased amounts paid to qualified programming professionals who have been in demand. The increase in the fourth quarter is attributable to the Registrant's ability to increase billing rates on a portion of its lower margin business.

                                                                     (Continued)

Selling, general and administrative expenses increased $979,000 or 16.2% over the prior year. The contract programming business incurred increases amounting to $1,418,000 which resulted primarily from increased personnel in recruiting and sales, including those hired to staff a new office in Connecticut. The increase also included additional commission based compensation due to the increased revenues. Expenses decreased in construction specifications and health care by $227,000 and $212,000 respectively due to the termination of those businesses.

Interest and dividend income increased $19,000 on a lower average investable base due to higher rates paid on the Registrant's treasury bills. Gains from the sale of securities resulted from the purchase and sale of marketable equity securities during the period, none of which were held at the end of the fiscal year.

The effective income tax rate dropped to 43.5% from 46.1% in the prior year because of lower state and local taxes, as the majority of the Registrant's growth has come from New Jersey as compared with New York City, which has a higher combined income tax rate.

1995 Compared with 1994

Revenues for fiscal 1995 increased $4,748,000 or 21.7% over the prior year. Contract programming services revenues contributed $4,688,000 of this increase, which resulted primarily from further penetration within existing accounts by the sales personnel.

Cost of sales increased $3,976,000 or 25.9% over the prior year. This increase included additional costs of $3,635,000 from contract programming, which primarily resulted from the above mentioned revenue increase. Cost of sales increased by $309,000 in the construction specifications business, primarily because of additional expenses accrued to cover ongoing customer support costs associated with terminating this business in March 1996. The cost of materials, printing and shipping also increased for this business. Cost of sales also increased by $29,000 in the health care services business, partly attributable to a revenue increase and partly attributable to slightly lower margins.

Contract programming gross margins in the second half of the fiscal year declined slightly from the first half and were flat for the full year, reversing the trend of increasing gross margins which had been experienced for almost two years. The decline in margins is attributable to increased amounts paid to qualified programming professionals who have been in demand.

Selling, general, and administrative expenses increased $307,000, or 5.3% over the prior year. The contract programming and construction specifications businesses incurred increases amounting to $557,000, primarily due to additional commission based compensation. The health care services business reduced expenses in fiscal 1995 by $250,000 on flat revenues by decreasing sales and administrative staffing, which eliminated the operating loss of $248,000 incurred in fiscal 1994.

Interest and dividend income increased $67,000 to $208,000 for the year, primarily because of the increase during the year in short-term interest rates paid on the Registrant's treasury bills.

The effective income tax rate dropped to 46.1% in the current year from 47.4% in the prior year because of federal income taxes provided in the prior year on additional taxable income attributable to state income tax refunds.

Liquidity, Capital Resources and Changes in Financial Condition

Subject to continued profitability, the Registrant expects that cash flow generated from operations will be sufficient to provide the Registrant with adequate resources to meet all needs with respect to its existing business. In the event the Registrant requires additional funds, which the Registrant expects will be required if there is a substantial investment in its code conversion business, the Registrant expects to meet such needs with its cash and short-term marketable securities as well as interest earned thereon, which the Registrant believes to be sufficient for the foreseeable future.

                                                                     (Continued)

Net cash flow provided by operations resulted primarily from net income. Cash flow was used to fund the increase in accounts receivable, which occurred primarily because of the revenue increase. This use of cash was partly offset by cash provided from an increase in accounts payable and accrued expenses. The growth of accounts payable and accrued expenses is commensurate with the increase in cost of sales.

Cash flow provided or used by investing activities has been affected primarily by the Registrant's decisions to either purchase United States Treasury Bills with maturities of three months or those with longer maturities. During the current period, the Registrant purchased primarily treasury bills with maturities of less than three months and did not roll over some maturing bills. This resulted in the funds being reclassified from marketable securities to cash and cash equivalents for financial statement purposes.

On July 18, 1995, the Board of Directors of the Registrant declared a cash dividend of $0.40 per share on its common stock payable on August 28, 1995 to shareholders of record on July 31, 1995. The Registrant funded such dividend which amounted to $605,828, from its available cash and United Stated Treasury Bills. The Registrant has not adopted a policy of paying dividends on a regular periodic basis, and the Registrant does not expect to declare a dividend for fiscal 1996.

In February 1995, the Board of Directors of the Registrant authorized the repurchase of up to 150,000 shares of the Registrant's common stock. During fiscal 1996, 57,500 shares were repurchased at a cost of $332,756.

The Registrant's capital resource commitments at May 31, 1996 consisted of lease obligations on its branch and corporate facilities. The Registrant intends to finance these commitments from cash provided by operations.

The Registrant has recently entered the highly competitive code conversion market to correct client application systems for problems which will occur as a result of the upcoming century change January 1, 2000. The Registrant will compete by utilizing an innovative approach through recently created conversion software. The Registrant is arranging to commence a pilot project to demonstrate its capabilities in the area. Upon successful completion of the pilot project with the Registrant's unproven, untried software, substantial capital investment will be required to establish appropriate computer facilities to manage full-blown conversion projects. There can be no assurance that the Registrant will be successful in the code conversion market or of the extent to which such business will be profitable. The Registrant expects to operate this business through a newly created subsidiary of which it will own 80% of the Common Stock and the creator of the software will own 20%.

Effect of Inflation

The Registrant believes that its results in each of its last three fiscal years have not been materially affected by inflation.

New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal 1997, the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which must also be adopted by the Company in fiscal 1997. The effect of adopting the standard will be insignificant.

Item 8. Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Auditors........................................    11

Financial Statements:

         Consolidated Balance Sheets as of May 31, 1996 and 1995......    12

         Consolidated Statements of Earnings for the
           years ended May 31, 1996, 1995 and 1994....................    14

         Consolidated Statements of Shareholders' Equity
           for the years ended May 31, 1996, 1995 and 1994............    15

         Consolidated Statements of Cash Flows for the
           years ended May 31, 1996, 1995 and 1994....................    16

         Notes to Consolidated Financial Statements...................    17

                              KPMG PEAT MARWICK LLP

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TSR, Inc.:

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in fiscal 1995.

                                              KPMG PEAT MARWICK LLP

Jericho, New York
July 22, 1996


                           TSR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1996 AND 1995

                                     ASSETS

                                                             1996          1995
                                                          -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents (note 1(d)) ............   $ 2,958,922   $   633,656
     Marketable securities (note 1(e)) ................     1,691,462     4,354,181
     Accounts receivable:
          Trade (net of allowance for doubtful accounts
            of $164,000 in 1996 and $160,000 in 1995) .     6,022,264     5,045,111
          Other .......................................        35,315       117,535
                                                          -----------   -----------
                                                            6,057,579     5,162,646

     Prepaid expenses .................................        34,039        30,060
     Prepaid and recoverable income taxes .............        29,875        39,692
     Deferred income taxes ............................       118,000       136,000
                                                          -----------   -----------
               TOTAL CURRENT ASSETS ...................    10,889,877    10,356,235
                                                          -----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
     Equipment ........................................       429,236       440,594
     Furniture and fixtures ...........................       151,032       129,568
     Automobiles ......................................       262,805       282,504
     Leasehold improvements ...........................        76,748        71,823
                                                          -----------   -----------
                                                              919,821       924,489

     Less accumulated depreciation and amortization ...       699,098       695,184
                                                          -----------   -----------
                                                              220,723       229,305

OTHER ASSETS ..........................................        34,091        23,321
DEFERRED INCOME TAXES (NOTE 2) ........................        22,000        20,000
                                                          -----------   -----------
                                                          $11,166,691   $10,628,861
                                                          ===========   ===========

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES

                              MAY 31, 1996 AND 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       1996          1995
                                                   -----------   -----------
CURRENT LIABILITIES:
     Accounts and other payables ...............   $   159,797   $   112,394
     Accrued and other liabilities:
          Salaries, wages and commissions ......     1,484,437     1,178,445
          Legal and professional fees ..........        82,211        71,697
          Customer support .....................       182,600       240,000
          Other ................................        91,859        83,156
                                                   -----------   -----------
                                                     1,841,107     1,573,298

     Advances from customers ...................       399,945       238,591
     Income taxes payable ......................       130,695        95,112
                                                   -----------   -----------
               TOTAL CURRENT LIABILITIES .......     2,531,544     2,019,395
                                                   -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)

SHAREHOLDERS' EQUITY (NOTES 4 AND 7):
     Preferred stock, $1.00 par value,
       authorized 1,000,000 shares; none issued           --            --
     Common stock, $.01 par value, authorized
       4,000,000 shares; issued 2,469,596 shares        24,696        24,696
     Additional paid-in capital ................     1,562,973     1,562,973
     Retained earnings .........................    10,334,277     9,975,840
                                                   -----------   -----------
                                                    11,921,946    11,563,509
     Less 1,012,527 in 1996 and 955,027 in 1995
       common shares in treasury, at cost ......     3,286,799     2,954,043
                                                   -----------   -----------
               TOTAL SHAREHOLDERS' EQUITY ......     8,635,147     8,609,466
                                                   -----------   -----------
                                                   $11,166,691   $10,628,861
                                                   ===========   ===========

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                  1996           1995           1994
                                               -----------    -----------    -----------

REVENUES ...................................   $31,810,163    $26,674,386    $21,926,291

COST OF SALES ..............................    23,317,141     19,351,891     15,375,485
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     7,037,025      6,058,504      5,751,383
                                               -----------    -----------    -----------
                                                30,354,166     25,410,395     21,126,868
                                               -----------    -----------    -----------

INCOME FROM OPERATIONS .....................     1,455,997      1,263,991        799,423
                                               -----------    -----------    -----------

OTHER INCOME:
     Interest and dividend income ..........       227,184        208,244        141,405
     Gains from sales of securities, net ...        23,508           --            9,233
     Gain (loss) from sales of assets ......          (424)        15,425             --
                                               -----------    -----------    -----------
                                                   250,268        223,669        150,638
                                               -----------    -----------    -----------

INCOME BEFORE INCOME TAXES .................     1,706,265      1,487,660        950,061

PROVISION FOR INCOME TAXES (NOTE 2) ........       742,000        686,000        450,000
                                               -----------    -----------    -----------
     NET INCOME ............................   $   964,265    $   801,660    $   500,061
                                               ===========    ===========    ===========
NET INCOME PER COMMON SHARE ................   $      0.64    $      0.53    $      0.32
                                               ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING ................     1,498,257      1,514,569      1,551,680
                                               ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                                 Unrealized
                                                                                   loss in
                                                                                  long-term                    Total
                                                         Additional               marketable                     share-
                                               Common     paid-in      Retained    equity       Treasury        holders'
                                               stock      capital      earnings   securities     stock          equity
                                              -------   -----------  ----------- -----------  -----------     -----------
BALANCE AT MAY 31, 1993 ...................   $24,696   $1,562,973   $ 8,674,119    $(194)    $(2,620,047)    $7,641,547

DECREASE IN UNREALIZED LOSS IN LONG-
  TERM MARKETABLE EQUITY SECURITIES .......      --           --            --        194            --              194
PURCHASE OF TREASURY STOCK ................      --           --            --         --        (333,996)      (333,996)
NET INCOME ................................      --           --         500,061       --            --          500,061
                                              -------   ----------   -----------    -----     -----------     ----------

BALANCE AT MAY 31, 1994 ...................    24,696    1,562,973     9,174,180      -0-      (2,954,043)     7,807,806

NET INCOME ................................      --           --         801,660       --            --          801,660
                                              -------   ----------   -----------    -----     -----------     ----------

BALANCE AT MAY 31, 1995 ...................    24,696    1,562,973     9,975,840      -0-      (2,954,043)     8,609,466

CASH DIVIDENDS ($0.40 PER SHARE) ..........      --           --        (605,828)      --            --         (605,828)
PURCHASE OF TREASURY STOCK ................      --           --            --         --        (332,756)      (332,756)
NET INCOME ................................      --           --         964,265       --            --          964,265
                                              -------   ----------   -----------    -----     -----------     ----------

BALANCE AT MAY 31, 1996 ...................   $24,696   $1,562,973   $10,334,277    $ -0-     $(3,286,799)    $8,635,147
                                              =======   ==========   ===========    =====     ===========     ==========


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                                1996           1995           1994
                                                                            -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..........................................................   $   964,265    $   801,660    $   500,061
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...................................       141,708        127,534        101,533
        Provision for losses (recovery) on accounts receivable ..........        10,000         (5,000)       106,000
        Gain on sale of marketable securities, net ......................       (23,508)          --          (10,334)
        Loss on sale of long-term marketable equity securities, net .....          --             --            1,101
        Loss (gain) on sale of fixed assets .............................           424        (15,425)          --
        Deferred income taxes ...........................................        16,000        (84,000)       (30,000)
        Changes in assets and liabilities:
           Accounts receivable-trade ....................................      (987,153)    (1,099,882)    (1,151,562)
           Other accounts receivable ....................................        82,220         (7,047)        44,002
           Prepaid expenses .............................................        (3,979)        24,411         (6,422)
           Prepaid and recoverable income taxes .........................         9,817        (22,898)        67,617
           Other assets .................................................       (10,770)         5,939            938
           Accounts payable and accrued expenses ........................       315,212        405,042        238,868
           Advances from customers ......................................       161,354        238,591           --
           Income taxes payable .........................................        35,583         (7,581)        51,606
                                                                            -----------    -----------    -----------
        Total adjustments ...............................................      (253,092)      (440,316)      (586,653)
                                                                            -----------    -----------    -----------
    Net cash provided by (used in) operating activities .................       711,173        361,344        (86,592)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturity and sale of marketable securities ........     8,079,734      3,006,577      6,961,883
        Purchase of marketable securities ...............................    (5,393,507)    (5,835,390)    (4,554,813)
        Proceeds from sale of long-term marketable equity securities ....          --             --            5,418
        Proceeds from sale of fixed assets ..............................        15,756         16,763           --
        Purchase of fixed assets ........................................      (149,306)      (176,936)       (91,761)
                                                                            -----------    -----------    -----------
    Net cash provided by (used in) investing activities .................     2,352,677     (2,988,986)     2,320,727
                                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid .............................................      (605,828)          --             --
        Purchase of treasury stock ......................................      (332,756)          --         (333,996)
                                                                            -----------    -----------    -----------
    Net cash used in financing activities ...............................      (938,584)          --         (333,996)
                                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................     2,325,266     (2,627,642)     1,900,139

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........................       633,656      3,261,298      1,361,159
                                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ................................   $ 2,958,922    $   633,656    $ 3,261,298
                                                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE:
    Income taxes paid ...................................................   $   681,000    $   800,000    $   361,000
                                                                            ===========    ===========    ===========

    Interest paid .......................................................   $      --      $      --      $      --
                                                                            ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BUSINESS

        The Company is engaged primarily in the business of providing contract programming services. In addition, the Company provides maintenance and support for its conversion software, and provides program updating and consulting services to American Express Bank, Ltd. (AEBL). Previously, until March 1, 1996, the Company provided construction specifications data bases on magnetic media, primarily to architectural and engineering firms, and, until October 8, 1995, provided temporary nurses and nurses' aides to health care facilities and home care patients.

        On October 8, 1995, the Company discontinued its health care services business by transferring the existing caseload to another licensed home care agency, which did not result in a gain or loss to the Company. Based on the agreement, the purchasing agency pays the Company 50% of the gross profit generated from the transferred accounts for a period of two years, which amounted to $46,000 included in revenue in fiscal 1996.

        The Company's exclusive license to market construction specifications databases expired March 1, 1996. In June 1996, the Company sold its customer database for $76,850 which will be recorded as non-operating income in fiscal 1997. As of May 31, 1996, the Company had an accrued liability of $182,600, which it deems adequate for ongoing customer support costs associated with the terminated business.

    (B) PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (C) REVENUE RECOGNITION POLICY

        The Company recognizes contract programming services revenues as services are provided. Revenues from the maintenance and support of the Company's proprietary software are recognized monthly as services are rendered. The revenues from the licensing of construction specifications data bases were recognized at shipment. The revenues from health care services were recognized as services were provided.

    (D) CASH AND CASH EQUIVALENTS

        The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 1996 and 1995:

                                                      1996            1995
                                                   ----------       --------
        Cash in banks............................  $  208,946       $493,974
        Money Market Funds.......................   1,258,406        139,682
        US Treasury Bills........................   1,491,570           --
                                                   ----------       --------

                                                   $2,958,922       $633,656
                                                   ==========       ========

    (E) MARKETABLE SECURITIES

        Marketable securities consist primarily of United States treasury bills with a maturity at acquisition in excess of 90 days. Such investments are expected to be held to maturity and are carried at amortized cost. In fiscal 1995 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held to maturity.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1996, 1995 AND 1994

        Securities can be classified as held to maturity and carried at amortized cost only if the reporting entity has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities must be classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are to be excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses for trading securities are to be included in earnings. The Company's marketable debt securities are classified as held to maturity securities and, therefore, this statement did not have a material effect on the Company's financial condition or results of operations. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at May 31, 1996 and 1995, are as follows:

                                                                                Gross          Gross
                                                                             Unrealized      Unrealized
                                                             Amortized         Holding        Holding
                                                                Cost            Gains          Losses        Fair Value
                                                             ----------       --------        -------        ----------
           1996:      US TREASURY SECURITIES..............   $1,691,462       $ 14,086        $   --         $1,705,548
                                                             ==========       ========        =======        ==========


           1995:      US Treasury Securities..............   $4,299,802       $112,686        $   --         $4,412,488
                      Equity Securities...................       54,379           --           (3,629)           50,750
                                                             ----------       --------        -------        ----------
                                                             $4,354,181       $112,686        $(3,629)       $4,463,238
                                                             ==========       ========        =======        ==========



    (F) DEPRECIATION AND AMORTIZATION

        Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

        Equipment                            3-5 years
        Furniture and fixtures               3-5 years
        Automobiles                          3 years
        Leasehold improvements               Lesser of lease term or useful life

    (G) NET INCOME PER COMMON SHARE

        Net income per common share has been computed on the weighted average number of shares outstanding during the year of 1,498,257 in 1996, 1,514,569 in 1995 and 1,551,680 in 1994. Since the assumed exercise of stock options and warrants would be less than 3% dilutive, shares issuable have not been included in the weighted average shares outstanding for those years.

    (H) INCOME TAXES

        In fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the future tax consequences attributable to temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. The effect of enacted tax law or rate changes is reflected in income in the period of enactment. Prior years' financial statements were not restated and the adoption of the statement had no significant impact on the net income for fiscal 1994.

    (I) FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Marketable securities are carried at amortized cost, which approximates their fair value because of the short-term maturity of these instruments.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1996, 1995 AND 1994

    (J) USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) INCOME TAXES

        A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 1996, 1995 and 1994 to the reported amounts is as follows:

                                                                    1996                 1995                  1994
                                                                Amount      %         Amount     %          Amount     %
                                                             -------------------    -----------------     -----------------
        Amounts at statutory federal tax rate ............   $580,000     34.0%     $506,000    34.0%     $323,000   34.0%
        State and local taxes, net of
          federal income tax effect ......................    123,000      7.2       142,000     9.5        94,000    9.9
        Meal and entertainment disallowance ..............     39,000      2.3        39,000     2.6        22,000    2.3
        Other, net .......................................       --        --         (1,000)    --         11,000    1.2
                                                             --------     ----      --------    ----      --------   ----
                                                             $742,000     43.5%     $686,000    46.1%     $450,000   47.4%
                                                             ========     ====      ========    ====      ========   ====



        The components of the provision for income taxes are as follows:

                                                   Federal               State             Total
        1996:  CURRENT.........................   $539,000             $187,000          $726,000
               DEFERRED........................     16,000                -                16,000
                                                  --------             --------          --------
                                                  $555,000             $187,000          $742,000
                                                  ========             ========          ========

        1995:  Current.........................   $556,000             $214,000          $770,000
               Deferred........................    (84,000)               -               (84,000)
                                                  --------             --------          --------
                                                  $472,000             $214,000          $686,000
                                                  ========             ========          ========

        1994:  Current.........................   $338,000             $142,000          $480,000
               Deferred........................    (30,000)               -               (30,000)
                                                  --------             --------          --------
                                                  $308,000             $142,000          $450,000
                                                  ========             ========          ========


        The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 1996 and 1995 are as follows:

                                                           1996        1995
                                                         --------    --------
        Accrued Customer Support.......................  $ 62,000    $ 82,000
        Allowance for doubtful accounts receivable.....    56,000      54,000
        Equipment and leasehold improvement
          depreciation and amortization................    22,000      20,000
                                                         --------    --------
              Total deferred income tax assets.........  $140,000    $156,000
                                                         ========    ========


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1996, 1995 AND 1994

     Realization of the Company's deferred income tax assets of $140,000 at May 31, 1996 is contingent on future taxable earnings of at least $412,000. Management believes that it is more likely than not that such assets will be realized based on the Company's recent earnings. However, there can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded deferred income tax assets.

(3)  SEGMENT REPORTING AND MAJOR CUSTOMERS

     The Company currently operates in one business segment, computer software, and is engaged primarily in the business of providing contract computer programming services. Previously, from fiscal 1993 through fiscal 1996, the Company also provided temporary nurses and nurses' aides to health care facilities and home care patients. The following table summarizes certain financial information for the computer software segment and the health care services segment as of and for the years ended May 31, 1996, 1995 and 1994.


                                                                  COMPUTER         HEALTH                              CONSOLIDATED
                                                                  SOFTWARE          CARE           CORPORATE               TOTAL
                                                                -----------       ---------       -----------          -------------

     Revenues to                          1996..............    $31,365,091       $ 445,072       $    --               $31,810,163
                                                                ===========       =========       ===========           ===========
           unaffiliated customers         1995..............     25,726,756         947,630            --                26,674,386
                                                                ===========       =========       ===========           ===========
                                          1994..............     21,005,792         920,499            --                21,926,291
                                                                ===========       =========       ===========           ===========
     Operating profit (loss)              1996..............      1,374,076          81,921            --                 1,455,997
                                                                ===========       =========       ===========           ===========
                                          1995..............      1,263,351             640            --                 1,263,991
                                                                ===========       =========       ===========           ===========
                                          1994..............      1,047,007        (247,584)           --                   799,423
                                                                ===========       =========       ===========           ===========
     Identifiable assets                  1996..............      6,345,536             896         4,820,259(1)         11,166,691
                                                                ===========       =========       ===========           ===========
                                          1995..............      5,251,621         193,711         5,183,529(1)         10,628,861
                                                                ===========       =========       ===========           ===========
                                          1994..............      4,084,483         247,000         4,859,666(1)          9,191,149
                                                                ===========       =========       ===========           ===========
     Capital expenditures                 1996..............        135,084          14,222            --                   149,306
                                                                ===========       =========       ===========           ===========
                                          1995..............        176,936          --                --                   176,936
                                                                ===========       =========       ===========           ===========
                                          1994..............         84,223           7,538            --                    91,761
                                                                ===========       =========       ===========           ===========
     Depreciation and amortization        1996..............        134,419           7,289            --                   141,708
                                                                ===========       =========       ===========           ===========
                                          1995..............        113,360          14,174            --                   127,534
                                                                ===========       =========       ===========           ===========
                                          1994..............    $    87,250       $  14,283       $    --               $   101,533
                                                                ===========       =========       ===========           ===========


     (1) Corporate identifiable assets consist of cash, marketable securities and prepaid, recoverable and deferred income taxes.

     In the fiscal years ended May 31, 1996, 1995 and 1994 the Company derived 22%, 13%, and 13% respectively, of consolidated revenues from one customer for contract programming services.

                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1996, 1995 AND 1994

(4)  STOCK OPTIONS

     The Company maintained two stock option plans, the 1980 Employee Stock Option Plan and the 1983 Employee Stock Option and Incentive Plan. The plans provided for the granting of options to purchase up to 180,000 shares of the Company's common stock at prices equal to market values at the grant dates. Options were generally exercisable 25% after one year from date of grant and an additional 25% each year thereafter. The 1980 Employee Stock Option Plan terminated in May 1990 and the 1983 Employee Stock Option and Incentive Plan terminated in July, 1993.

                                              STOCK OPTIONS OUTSTANDING
                                             --------------------------
                                              SHARES       OPTION PRICE
                                             ---------------------------
 Balance May 31, 1993...................     160,000         $2.00-3.50
       Options cancelled................     (30,000)              3.50
                                             -------         ----------
 Balance May 31, 1994...................     130,000         $2.00-3.00
       Options cancelled................     (40,000)              3.00
                                             -------         ----------
 Balance May 31, 1995...................      90,000         $2.00-3.00
       Options cancelled................     (90,000)         2.00-3.00
                                             -------         ----------


 BALANCE AT MAY 31, 1996................        --               --
                                             =======         ==========



(5)  COMMITMENTS

     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 1996 follows:

                   FISCAL YEAR                      AMOUNT
                   -----------                      ------
                   1997................           $156,000
                   1998................             63,000
                   1999................             63,000
                   2000................             63,000
                   Thereafter..........             11,000

     Total rent expenses under all lease agreements amounted to $210,961, $190,175 and $197,406 in 1996, 1995 and 1994, respectively.

(6)  EMPLOYEE BENEFITS

     In June 1994, an employment agreement was entered into with the President of the contract programming subsidiary providing for an annual base salary of $150,000 and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract programming subsidiary. During both fiscal 1996 and fiscal 1995, $253,000 was paid as incentive compensation. This agreement is for a five year term and provides for severance, in the event of termination, of the base salary for the shorter of three years or the remainder of the original term.

                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1996, 1995 AND 1994

     In March 1994, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer which terminates May 31, 1997. This agreement provides for an initial base salary of $332,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000. In fiscal 1996 and 1995, the minimum bonus of 7.5% of pre-tax profit was awarded, which amounted to $139,000 and $120,000 respectively.

(7)  TREASURY STOCK

     During fiscal 1996, under a buy-back plan authorized by the Board of Directors to repurchase up to 150,000 shares of the Company's common stock, the Company purchased for $332,756, 57,500 shares of its common stock at the market value of the stock on the purchase date. Additionally, on October 12, 1993, the Company purchased 111,332 shares of its outstanding common stock from a former officer and significant shareholder at the market value of the stock at that date.

(8)  CASH DIVIDEND

     On July 18, 1995 the Board of Directors of the Company declared a cash dividend of $0.40 per share on Common Stock payable on August 28, 1995 to shareholders of record on July 31, 1995. The Company funded such dividend from its available cash and maturing marketable securities. This dividend, which amounted to $605,828, did not have a material impact on the liquidity of the Company. The Company has not adopted a policy of paying dividends on a regular periodic basis, and does not expect to declare a dividend for fiscal 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Registrant's executive officers are elected by, and serve at the discretion of, the Board of Directors. The following table sets forth certain information concerning the executive officers and directors of the Registrant as of May 31, 1996:


                                                                               YEAR FIRST                    YEAR FIRST
     NAME                  AGE             POSITIONS                         BECAME AN OFFICER            BECAME A DIRECTOR
     ----                  ---             ---------                         -----------------            -----------------
Joseph F. Hughes           64        Chairman of the Board,                       1969                          1969
                                      Chief Executive Officer,
                                      President, Treasurer and Director

Ernest G. Bago             56        President, TSR Consulting                    1990                          1990
                                      Services, Inc. and Director

John G. Sharkey            36        Vice President, Finance,                     1990                           --
                                      Controller and Secretary

John H. Hochuli, Jr.       65        Director                                      --                           1993

James J. Hill              62        Director                                      --                           1989


Mr. Joseph F. Hughes, prior to forming the Registrant in 1969, and since 1953, was employed by IBM in various systems engineering, marketing and administrative positions. Immediately prior to his employment with the Registrant, Mr. Hughes was responsible for managing the market and technical sales group serving colleges and universities with IBM in Long Island and Westchester County.

Mr. Ernest G. Bago, prior to joining the Registrant in March 1990, and since 1986, was employed by Cap Gemini America as New Jersey Branch Manger. Prior to 1986, Mr. Bago was employed by Computer Sciences Corporation (CSC) for 14 years. During his tenure at CSC, Mr. Bago held various sales and marketing positions. His last position was Vice President of Sales and Marketing for the Communications Industry Division.

Mr. John G. Sharkey has a Masters degree in Finance. He is a Certified Public Accountant in the State of New York. Prior to joining with the Registrant in October 1990, and since 1987, he was Controller of Algorex Corporation, a publicly held electronics manufacturer. From 1984 to 1987, he served as Deputy Auditor of Long Island Trust Company, having responsibility over the internal audit department. Prior to 1984, Mr. Sharkey was with KPMG Peat Marwick LLP.

Mr. John H. Hochuli, Jr. became a Director of the Registrant in April 1993. In 1955 he founded Diamond Manufacturing Corp., a maker of aluminum windows and doors, and has served as President since inception.

Mr. James J. Hill became Director of the Registrant in December 1989. Since 1979 he has been Executive Vice President of Sales and Marketing for MRA Publications, Inc., a medical publishing business. Mr. Hill received a Bachelor of Science Degree in Business Administration from the University of Arizona in 1958 and a Bachelor of Foreign Trade Degree from the American Institute of Foreign Trade in Arizona in 1959.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Registrant's definitive proxy statement in connection with the 1996 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated by reference to the Registrant's definitive proxy statement in connection with the 1996 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to the Registrant's definitive proxy statement in connection with the 1996 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits; Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits:

      3.1 Articles of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended May 31, 1992.

      3.2  Bylaws of the Registrant, as amended, incorporated by reference to
           Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended May 31, 1992.

     10.1 Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1, 1994, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB filed by the Registrant for the fiscal year ended May 31, 1995.

     10.2 Lease for premises in Hauppauge, Long Island, dated as of June 7, 1990, incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant for the fiscal year ended May 31, 1990.

     10.3 Employment Agreement dated March 1, 1994 between the Registrant and Joseph F. Hughes, incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB filed by the Registrant for the fiscal year ended May 31, 1994.

     21 List of Subsidiaries, incorporated by reference to Exhibit 22 to the Annual Report on Form 10-KSB filed by the Registrant for the fiscal year ended May 31, 1993.

     27    Financial Data Schedule.

(b)  Reports on Form 8-K:

     None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:   /s/ J.F. HUGHES, CHAIRMAN
    ---------------------------
       J. F. Hughes, Chairman


Dated:  August 23, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:    /s/ J.F. HUGHES, PRESIDENT
    --------------------------------------------------
       J. F. Hughes, President, Treasurer and Director


By:    /s/ JOHN G. SHARKEY
    ---------------------------------------------------------------------
       John G. Sharkey, Vice President, Finance, Controller and Secretary


By:    /s/ ERNEST G. BAGO
    ------------------------------------------------------------------------
       Ernest G. Bago, President, TSR Consulting Services, Inc. and Director


By:    /s/ JOHN H. HOCHULI, JR.
    ---------------------------------
       John H. Hochuli, Jr., Director


By:    /s/ JAMES J. HILL
    --------------------------
       James J. Hill, Director


Dated:  August 23, 1996




                           TSR, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX
                             Form 10-K May 31, 1996

     EXHIBIT                                                                                                       SEQUENTIAL
      NUMBER                                              EXHIBIT                                                    PAGE #
     -------                                              -------                                                  ----------
     3.1        Articles of Incorporation of the Registrant, as amended, incorporated by reference to
                Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant for the fiscal                   N/A
                year ended May 31, 1992.

     3.2        Bylaws of the Registrant, as amended, incorporated by reference to Exhibit 3.2 to the
                Annual Report on Form 10-K filed by the Registrant for the fiscal year ended May 31,                   N/A
                1992.

     10.1       Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of
                June 1, 1994, incorporated by reference to Exhibit 10.2 to the Annual Report
                on Form 10-KSB filed by the Registrant for the fiscal year ended May 31, 1995.                         N/A

     10.2       Lease for premises in Hauppauge, Long Island, dated as of June  7, 1990, incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by the Registrant for
                the fiscal year ended May 31, 1990.                                                                    N/A

     10.3       Employement Agreement dated March 1, 1994 between the Registrant and Joseph F.
                Hughes, incorporated by reference to Exhibit 10.5 to the Annual Report on Form
                10-KSB filed by the Registrant for the fiscal year ended May 31, 1994.                                 N/A

     21         List of Subsidiaries, incorporated by reference to Exhibit 22 to the Annual Report on
                Form 10-KSB filed by the Registrant for the fiscal year ended May
                31, 1993.                                                                                              N/A

     27.        Financial Data Schedule                                                                                27
