Form 10-Q
period 1996-08-31
TSR INC
filed 1996-10-07
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X]     Quarterly Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                   For the period ended August 31, 1996

           [ ]     Transition Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                   For the transition period from _____ to ____

Commission File Number:  0-8656
                         ------
                                    TSR, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-2635899
  ------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)

                                  516-231-0333
                         -------------------------------
                         (Registrant's telephone number)

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

1,457,069 shares of common stock, par value $.01 per share, as of September 30, 1996.

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I. Financial Information:

       Item 1. Financial Statements:

               Consolidated Condensed Balance Sheets -
                 August 31, 1996 and May 31, 1996.........................   3

               Consolidated Condensed Statements of Earnings -
                 For the three months ended August 31, 1996 and 1995......   4

               Consolidated Condensed Statements of Cash Flows -
                  For the three months ended August 31, 1996 and 1995.....   5

               Notes to Consolidated Condensed Financial Statements.......   6

       Item 2. Management's Discussion and Analysis.......................   7

Part II.  Other Information...............................................   9

Signatures................................................................   9

Part I.  Financial Information
         Item 1.  Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET



                                                                                        August 31,            May 31,
ASSETS                                                                                     1996                1996
                                                                                       ------------        ------------
Current Assets:
  Cash and cash equivalents (Note 5)............................................       $  2,110,211        $  2,958,922
  Marketable securities (Note 6)................................................          1,983,936           1,691,462
  Accounts receivable (net of allowance for
      doubtful accounts of $166,000 and $164,000)...............................          7,268,822           6,022,264
  Other receivables.............................................................             35,152              35,315
  Prepaid expenses..............................................................                268              34,039
  Prepaid and recoverable income taxes..........................................                 25              29,875
  Deferred income taxes.........................................................            102,000             118,000
                                                                                        -----------         -----------
      Total current assets......................................................         11,500,414          10,889,877

Equipment and leasehold improvements, at cost (net of accumulated
  depreciation and amortization of $734,000 and $699,000).......................            260,197             220,723
Other assets....................................................................             32,591              34,091
Deferred income taxes...........................................................             22,000              22,000
                                                                                        -----------         -----------
                                                                                        $11,815,202         $11,166,691
                                                                                        ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts and other payables...................................................        $   149,312         $   159,797
  Accrued and other liabilities.................................................          1,947,493           1,841,107
  Income taxes payable..........................................................            307,958             130,695
  Advances from customers.......................................................            389,941             399,945
                                                                                        -----------         -----------
      Total current liabilities.................................................          2,794,704           2,531,544

Shareholders' Equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued...............................................              --                   --
  Common stock, $.01 par value, authorized
    4,000,000 shares; issued 2,469,596 shares...................................             24,696              24,696
  Additional paid-in capital....................................................          1,562,973           1,562,973
  Retained earnings.............................................................         10,719,628          10,334,277
    Less: 1,012,527 common shares in treasury, at cost..........................         (3,286,799)         (3,286,799)
                                                                                        -----------         -----------
                                                                                          9,020,498           8,635,147
                                                                                        -----------         -----------
                                                                                        $11,815,202         $11,166,691
                                                                                        ===========         ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995



                                                                                              Three Months Ended
                                                                                                   August 31,
                                                                                        -----------------------------
                                                                                           1996               1995
                                                                                        ----------         ----------

Revenues...........................................................................     $9,906,821         $7,581,044

Cost of sales......................................................................      7,418,799          5,503,848
Selling, general and administrative expenses.......................................      1,949,451          1,700,111
                                                                                        ----------         ----------
                                                                                         9,368,250          7,203,959
                                                                                        ----------         ----------
Income from operations.............................................................        538,571            377,085

Other income:
  Interest and dividend income.....................................................         53,109             68,805
  Gain on sales of securities......................................................         12,021               --
  Gain (loss) on sales of assets...................................................         77,650             (7,491)
                                                                                        ----------         ----------
Income before income taxes.........................................................        681,351            438,399
Provision for income taxes.........................................................        296,000            193,000
                                                                                        ----------         ----------
  Net income.......................................................................     $  385,351         $  245,399
                                                                                        ==========         ==========
Net income per common share........................................................     $     0.26         $     0.16
                                                                                        ==========         ==========
Weighted average number of common shares outstanding...............................      1,457,069          1,514,569
                                                                                        ==========         ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1996 AND 1995


                                                                                               Three Months Ended
                                                                                                    August 31,
                                                                                        -------------------------------
                                                                                            1996                1995
                                                                                        ----------          -----------

Cash flows from operating activities:
  Net income....................................................................        $   385,351         $   245,399
                                                                                        -----------         -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.............................................             35,049              40,067
      Loss (gain) on sales of assets  ..........................................            (77,650)              7,491
      Deferred income taxes.....................................................             16,000              (3,000)
      Gain on sales of securities...............................................            (12,021)                --
      Changes in assets and liabilities:
        Trade accounts receivable...............................................         (1,246,558)           (167,880)
        Other accounts receivable...............................................                163              35,913
        Prepaid expenses........................................................             33,771               7,891
        Prepaid and recoverable income taxes....................................             29,850              36,201
        Other assets............................................................              1,500              (9,645)
        Accounts payable and accrued expenses...................................             95,901              72,332
        Income taxes payable....................................................            177,263             139,231
        Advances from customers ................................................            (10,004)             21,775
                                                                                        -----------         -----------
      Total adjustments.........................................................           (956,736)            180,376
                                                                                        -----------         -----------
  Net cash provided by (used in) operating activities...........................           (571,385)            425,775
                                                                                        -----------         -----------
Cash flows from investing activities:
      Proceeds from sales of marketable securities..............................          1,307,789           1,907,280
      Purchase of marketable securities.........................................         (1,588,242)           (486,275)
      Purchase of fixed assets..................................................            (74,523)            (85,470)
      Proceeds from sales of assets.............................................             77,650               7,855
                                                                                        -----------         -----------
      Net cash provided by (used in) investing activities.......................           (277,326)          1,343,390
                                                                                        -----------         -----------
Cash flows from financing activities:
      Cash dividends............................................................               --              (605,828)
                                                                                        -----------         -----------
      Net cash used in financing activities.....................................               --              (605,828)
                                                                                        -----------         -----------
Net increase (decrease) in cash and cash equivalents............................           (848,711)          1,163,337
Cash and cash equivalents at beginning of period................................          2,958,922             633,656
                                                                                        -----------         -----------
Cash and cash equivalents at end of period......................................         $2,110,211          $1,796,993
                                                                                         ==========          ==========
Supplemental Disclosures:

     Income tax payments (refunds), net.........................................         $   73,000          $   21,000
                                                                                         ==========          ==========
     Interest paid..............................................................         $      --           $      --
                                                                                         ==========          ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 1996


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Registrant's consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996.

2. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, the consolidated results of operations, and consolidated cash flows for the periods presented.

3. The Registrant is engaged primarily in the business of providing contract programming services. In addition, the Registrant provides maintenance and support for its conversion software and provides program updating and consulting services to American Express Bank, Ltd. (AEBL). Previously, until March 1, 1996, the Registrant provided construction specifications databases on magnetic media, and until October 8, 1995, provided temporary nursing services and nurses' aides to health care facilities and home care patients. The results of operations for the three month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. Cash and cash equivalents consist primarily of United States Treasury Bills with a maturity at acquisition of 90 days or less.

6. Marketable securities consist primarily of United States Treasury Bills with a maturity at acquisition in excess of 90 days. Such investments are expected to be held to maturity and are carried at amortized cost. Included with marketable securities are the Registrant's trading securities which consist of those investments the Registrant considers short-term in nature. Such investments are carried at their fair market value. At August 31, 1996, the amortized cost approximated market value and no adjustments were made. A breakdown of the investments are as follows:

                Held to maturity............      $1,446,997
                Trading securities..........         536,939
                                                  ----------
                                                  $1,983,936

7. On July 18, 1995, the Board of Directors of the Company declared a cash dividend of $0.40 per share on Common Stock payable on August 28,1995 to shareholders of record on July 31, 1995. The Company funded such dividend from its available cash and United States Treasury Bills. This dividend, which amounted to $605,828, did not have a material impact on the liquidity of the Company. The Registrant has not adopted a policy of paying dividends on a regular periodic basis.

8. On October 8, 1995, the Registrant discontinued its health care services business by transferring the existing caseload to another licensed home care agency, which did not result in a gain or loss to the Company. Based on the agreement, the purchasing agency pays the Company 50% of the gross profit generated from the transferred accounts for a period of two years, which amounted to $39,000 included in revenue in the first quarter of fiscal 1997.

9. The Registrant's exclusive license to market construction specifications databases expired March 1, 1996. In June 1996, the Company sold its customer database for $76,850 which was recorded as non-operating income in the first quarter of fiscal 1997. As of August 31, 1996, the Registrant had an accrued liability of $136,700 which it deems adequate for ongoing customer support costs associated with the terminated business.

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

Results of Operations

Three Months Ended August 31, 1996 as compared with August 31, 1995

For the quarter ended August 31, 1996, revenues increased $2,326,000 or 30.7% over the prior year period. In the prior year first quarter construction specifications and health care services were $746,000, while such revenues were only $38,000 in the current quarter due to the discontinuance of these businesses in fiscal 1996. Contract programming services revenues increased $3,034,000, which resulted primarily from further penetration within existing accounts by the sales personnel.

Cost of sales increased $1,915,000 or 34.8% over the prior year quarter. This increase included additional costs of $2,186,000 from contract programming, which resulted primarily from the above-mentioned revenue increase. However, the increase in cost of sales was lessened to an extent by increased margins in the contract programming business. This continues the trend started in the fourth quarter of fiscal 1996 and is attributable to increased billing rates on a portion of the Registrant's lower margin business. Cost of sales decreased by $271,000 in the construction specifications and health care services businesses, due to the termination of these businesses.

Selling, general, and administrative expenses increased $249,000, or 14.7% over the prior year comparable period. The contract programming business incurred increases amounting to $522,000, due to additional commission based compensation and the hiring of additional sales and recruiting employees, including those hired to staff a new office in Connecticut. This is in line with the Registrant's plan for growth which seeks to focus on bringing in new accounts. The termination in fiscal 1996 of the construction specifications and health care services was responsible for a reduction of $273,000 in expenses.

Interest and dividend income decreased by almost $16,000 in the quarter, primarily due to a decrease of investable funds, which has occurred due to the increase in accounts receivable and the dividend paid at the end of the first quarter of fiscal 1996. Gains from the sales of securities resulted from the purchase and sale of marketable equity securities during the period. The gain on sales of assets resulted primarily from the sale of the construction specifications customer and prospect list for approximately $77,000.

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

Net cash flow used in operations resulted primarily from the increase in accounts receivable, which occurred primarily because of the significant revenue increase. The increase in income taxes payable occurs each year in the first fiscal quarter because the estimated federal tax payment for the quarter is due September 15, after the end of the fiscal quarter.

Cash flow was used in investing activities to purchase equity securities for the Registrant's trading account. During the current fiscal quarter, approximately $12,000 in gains were recorded from the sale of trading securities. At August 31, 1996 approximately $537,000 of such securities were held.

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

The Registrant's capital resource commitments at August 31, 1996 consisted of lease obligations on its branch and corporate locations. The Registrant intends to finance these commitments from cash provided from operations.

The Registrant has recently entered the highly competitive code conversion market to correct client application systems for problems which will occur as a result of the upcoming century change January 1, 2000. The Registrant will compete by utilizing what it believes will be an innovative approach through recently created conversion software. The Registrant has commenced a pilot project to demonstrate its capabilities in the area. Upon successful completion of the pilot project with the Registrant's unproven, untried software, substantial capital investment will be required to establish appropriate computer facilities to manage full-blown conversion projects. There can be no assurance that the Registrant will be successful in the code conversion market or of the extent to which such business will be profitable. The Registrant expects to operate this business through a newly created subsidiary of which it will own 80% of the Common Stock and the creator of the software will own 20%.

                           TSR, INC. AND SUBSIDIARIES

Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8K
        (a).  Exhibit 27: Financial Data Schedule
        (b).  Reports on Form 8K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TSR, INC.
                       -----------------------------------
                                  (Registrant)


Date:  October 2, 1996            /s/ J.F. HUGHES
                                  ----------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer


Date:  October 2, 1996            /s/ JOHN G. SHARKEY
                                  ----------------------------------------------
                                  John G. Sharkey, Vice President, Finance