Form 10-Q
period 1996-11-30
TSR INC
filed 1997-01-14
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



               [X]  Quarterly Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

                    For the period ended November 30, 1996
                                         -----------------


               [ ]  Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

                    For the transition period from ______ to ______


     Commission File Number:                  0-8656
                            -------------------------------------------------


                                    TSR, Inc.
     ------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Delaware                               13-2635899
     -------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


                      400 Oser Avenue, Hauppauge, NY 11788
     ------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  516-231-0333
     ------------------------------------------------------------------------
                         (Registrant's telephone number)


                                      None
     ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



                               SHARES OUTSTANDING
                               ------------------

          2,914,138 shares of common stock, par value $.01 per share, as of December 31, 1996.
          -----------------------------------------------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX




                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information:

        Item 1. Financial Statements:

                Consolidated Condensed Balance Sheets--
                   November 30, 1996 and May 31, 1996...................     3

                Consolidated Condensed Statements of Earnings--
                   For the three months and six months ended
                   November 30, 1996 and 1995...........................     4

                Consolidated Condensed Statements of Cash Flows--
                   For the six months ended November 30, 1996 and 1995..     5

                Notes to Consolidated Condensed Financial Statements....     6

       Item 2. Management's Discussion and Analysis.....................     7

Part II.  Other Information.............................................    10


Signatures..............................................................    10

Part I. Financial Information
        Item 1. Financial Statements


                                 TSR, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEET


                                                                         November 30,       May 31,
ASSETS                                                                       1996            1996
                                                                         ------------       -------
Current Assets:
  Cash and cash equivalents (Note 5)................................     $   678,169     $ 2,958,922
  Marketable securities (Note 6)....................................       1,226,313       1,691,462
  Accounts receivable (net of allowance for
     doubtful accounts of $166,000 and $164,000)....................       9,713,107       6,022,264
  Other receivables.................................................          53,458          35,315
  Prepaid expenses..................................................          54,137          34,039
  Prepaid and recoverable income taxes..............................          47,725          29,875
  Deferred income taxes.............................................          93,000         118,000
                                                                         -----------     -----------
    Total current assets............................................      11,865,909      10,889,877

Equipment and leasehold improvements, at cost (net of accumulated
  depreciation and amortization of $754,000 and $699,000)...........         287,064         220,723
Other assets........................................................          33,045          34,091
Deferred income taxes...............................................          24,000          22,000
                                                                         -----------      -----------
                                                                         $12,210,018      $11,166,691
                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts and other payables.......................................     $   137,369     $   159,797
  Accrued and other liabilities.....................................       2,032,426       1,841,107
  Income taxes payable..............................................          75,658         130,695
  Advances from customers...........................................         579,355         399,945
                                                                         -----------     -----------
       Total current liabilities....................................       2,824,808       2,531,544

Shareholders' Equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued...................................            --              --
  Common stock, $.01 par value, authorized 4,000,000
    shares; issued 2,914,138 and 2,469,596 shares...................          29,141          24,696
  Additional paid-in capital........................................       1,562,973       1,562,973
  Retained earnings.................................................       7,793,096      10,334,277
    Less: 1,012,527 common shares in treasury, at cost..............            --        (3,286,799)
                                                                         -----------     -----------
                                                                           9,385,210       8,635,147
                                                                         -----------     -----------
                                                                         $12,210,018     $11,166,691
                                                                         ===========     ===========


                    The accompanying notes are an integral part of these
                        consolidated condensed financial statements.



                                     TSR, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                    FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995


                                                  Three Months Ended                Six Months Ended
                                                     November 30,                      November 30,
                                                1996             1995            1996              1995
                                               ------           ------          ------            ------
Revenues..................................   $11,792,516      $7,608,136      $21,699,337       $15,189,180

Cost of sales.............................     8,887,196       5,527,348       16,305,995        11,031,196
Selling, general and
  administrative expenses.................     2,270,166       1,800,042        4,219,617         3,500,153
                                             -----------      ----------      -----------      ------------
                                              11,157,362       7,327,390       20,525,612        14,531,349
                                             -----------      ----------      -----------      ------------
Income from operations....................       635,154         280,746        1,173,725           657,831

Other income:
  Interest and dividend income............        36,672          61,812           89,781           130,617
  Gain (loss) from sales of securities....        (5,114)           --              6,907              --
  Gain (loss) from sales of assets........          --             5,567           77,650            (1,924)
                                             -----------      ----------      -----------      ------------

Income before income taxes................       666,712         348,125        1,348,063           786,524

Provision for income taxes................       302,000         156,000          598,000           349,000
                                             -----------      ----------      -----------      ------------

  Net income..............................   $   364,712      $  192,125      $   750,063      $    437,524
                                             ===========      ==========      ===========      ============

Net income per common share...............   $      0.13      $     0.06      $      0.26      $       0.14
                                             ===========      ==========      ===========      ============
Weighted average number of
  common shares outstanding...............     2,914,138       3,029,138        2,914,138         3,029,138
                                             ===========      ==========      ===========      ============



                      The accompanying notes are an integral part of these
                           consolidated condensed financial statements.


                                     TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995


                                                                               Six Months Ended
                                                                                 November 30,
                                                                            1996             1995
                                                                        -----------       ----------
Cash flows from operating activities:
    Net income......................................................    $   750,063       $  437,524
                                                                        -----------       ----------
    Adjustments to reconcile net income
          to net cash provided by operating activities:
       Depreciation and amortization................................         76,072           85,479
       Provision for losses on accounts receivable..................           --               --
       Gain on sales of securities..................................         (6,907)          (8,111)
       Deferred income taxes........................................         23,000           (4,000)
       Loss (gain) on sales of assets...........................            (77,650)           1,924
Changes in assets and liabilities:
           Trade accounts receivable................................     (3,690,843)        (832,447)
           Other accounts receivable................................        (18,143)          43,134
           Prepaid expenses.........................................        (20,098)         (43,323)
           Prepaid and recoverable income taxes.....................        (17,850)          10,001
           Other assets.............................................          1,046          (10,640)
           Accounts payable and accrued expenses....................        168,891          (35,797)
           Income taxes payable.....................................        (55,037)          (3,568)
           Advances from customers..................................        179,410           28,544
                                                                        -----------       ----------
       Total adjustments............................................     (3,438,109)        (768,804)
                                                                        -----------       ----------
    Net cash provided by (used in) operating activities.............     (2,688,046)        (331,280)
                                                                        -----------       ----------

Cash flows from investing activities:
       Proceeds from sales of marketable securities.................      2,937,168        3,426,751
       Purchase of marketable securities............................     (2,465,112)        (972,803)
       Purchase of fixed assets.....................................       (142,413)        (134,740)
       Proceeds from sales of assets................................         77,650           14,256
                                                                        -----------       ----------
    Net cash provided by investing activities.......................        407,293        2,333,464
                                                                        -----------       ----------

Cash flows from financing activities:
       Cash dividends ..............................................           --           (605,828)
                                                                        -----------       ----------
    Net cash used in financing activities...........................           --           (605,828)
                                                                        -----------       ----------

Net increase (decrease) in cash and cash equivalents................     (2,280,753)       1,396,356
Cash and cash equivalents at beginning of period....................      2,958,922          633,656
                                                                        -----------       ----------

Cash and cash equivalents at end of period..........................    $   678,169       $2,030,012
                                                                        ===========       ==========

Supplemental Disclosures:
    Income tax payments (refunds), net..............................    $   643,000       $  347,000
                                                                        ===========       ==========

    Interest paid...................................................    $      --         $     --
                                                                        ===========       ==========



                  The accompanying notes are an integral part of these
                      consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10- Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Registrant's consolidated financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996.

2. In the opinion of the Registrant, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, the consolidated results of operations, and consolidated cash flows for the periods presented.

3. The Registrant is engaged primarily in the business of providing contract computer programming services. In addition, the Registrant provides maintenance and support for its conversion software and provides program updating and consulting services to American Express Bank, Ltd. (AEBL). Previously, until March 1, 1996, the Registrant provided construction specifications databases on magnetic media, and until October 8, 1995, provided temporary nursing services and nurses' aides to health care facilities and home care patients. The results of operations for the six month period ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. Marketable securities consist primarily of United States Treasury Bills with a maturity at acquisition in excess of 90 days. Such investments are expected to be held to maturity and are carried at amortized cost. Included with marketable securities are the Registrant's trading securities which consist of those investments the Registrant considers short-term in nature. Such investments are carried at their fair market value. At November 30, 1996, the amortized cost was approximately $21,610 above fair market value and therefore were adjusted with a charge to earnings. A breakdown of the investments are as follows:

                        Held to maturity.......   $  960,063
                        Trading securities.....      266,250
                                                  ----------
                                                  $1,226,313
                                                  ==========

6. On July 18, 1995, the Board of Directors of the Company declared a cash dividend of $0.40 per share on Common Stock payable on August 28,1995 to shareholders of record on July 31, 1995. The Company funded such dividend from its available cash and United States Treasury Bills. This dividend, which amounted to $605,828, did not have a material impact on the liquidity of the Company. The Registrant has not adopted a policy of paying dividends on a regular periodic basis.

7. On October 8, 1995, the Registrant discontinued its health care services business by transferring the existing caseload to another licensed home care agency, which did not result in a gain or loss to the Company. Based on the agreement, the purchasing agency pays the Company 50% of the gross profit generated from the transferred accounts for a period of two years, which amounted to $84,000 included in revenue in the six month period of fiscal 1997.

8. The Registrant's exclusive license to market construction specifications databases expired March 1, 1996. In June 1996, the Company sold its customer database for $76,850 which was recorded as non-operating income in the first quarter of fiscal 1997. As of November 30, 1996, the Registrant had an accrued liability of $99,700 which it deems adequate for ongoing customer support costs associated with the terminated business.

9. On October 10, 1996, the Board of Directors of the Company declared a two for one stock split on the shares of Common Stock, payable November 14, 1996 to stockholders of record as of October 28, 1996. Also, prior to the split, the Board of Directors authorized the retirement of 1,012,527 shares of Treasury Stock. Prior period earnings per share and weighted average shares outstanding have been adjusted accordingly.

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

Results of Operations
---------------------
Three Months Ended November 30, 1996 as compared with November 30, 1995
------------------------------------------------------------------------
For the quarter ended November 30, 1996, revenues increased $4,184,000 or 55% over the prior year period. In the prior year quarter construction specifications and health care services revenues were $568,000, while such revenues were only $45,000 in the current quarter due to the discontinuance of these businesses in fiscal 1996. Contract computer programming services revenues increased $4,707,000, or 67% over the prior year period, which resulted primarily from further penetration within existing accounts by the sales personnel, mostly with AT&T, which was recently split up into three separate companies. The Registrant ended the quarter ended November 30, 1996 with 400 contract computer programming consultants on billing with customers, the highest level that the Registrant has attained, as compared to 290 consultants at May 31, 1996 and 240 consultants at November 30, 1995. The number of consultants on billing during the quarter ending February 28, 1997 has continued at approximately the same number as at November 30, 1996. Orders for consultants placed on billing during the quarter ended November 30, 1996 were generally for large blocks of consultants and a significant portion of the consultants placed by the Registrant have been concentrated at relatively few accounts. During the quarter ended November 30, 1996, the Registrant observed a tightening in the number of computer programmers available in the market place. To date such tightening has not limited the Registrant's ability to obtain consultants for placements with customers (or the costs of obtaining consultants). However, in the future, further tightening of the available supply of consultants may have such impacts.

Cost of sales increased $3,360,000 or 61% over the prior year quarter. This increase resulted from additional costs of $3,517,000 from contract computer programming, which resulted primarily from the above-mentioned revenue increase. The additional costs included $58,000 associated with a pilot project to test the Registrant's Year 2000 conversion software. The increase in cost of sales was offset to an extent by increased margins in the contract computer programming business. Gross margins for the quarter ended November 30, 1996 were 24.4% compared to 23.7% for the prior year period. The increase in gross margins continues the trend started in the fourth quarter of fiscal 1996 and is attributable to increased billing rates on a portion of the Registrant's lower margin business. Cost of sales decreased by $157,000 in the construction specifications and health care service businesses, as compared to the prior year period, due to the termination of these businesses.

Selling, general, and administrative expenses increased $470,000, or 26% over the prior year period. The increase in expenses in the contract computer programming business of $700,000, were primarily due to additional commission based compensation and the hiring of additional sales and recruiting employees, including those hired to staff a new office in Connecticut. These increases were made pursuant to the Registrant's plan for growth which seeks to focus on bringing in new accounts to reduce its concentration of business risk. Included in this increase is $60,000 of expenses related to the establishment of a Year 2000 software solutions business. The termination in fiscal 1996 of the construction specifications and health care services businesses was responsible for a reduction of $230,000 in expenses.

Interest and dividend income decreased by $25,000 in the quarter, primarily due to a decrease of investable funds, which has occurred due to the increase in accounts receivable. Losses from the sales of securities resulted from the purchase and sale of marketable equity securities during the period, along with adjusting their carrying value to market value at November 30, 1996.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Six Months Ended November 30, 1996 as compared with November 30, 1995
---------------------------------------------------------------------
For the six months ended November 30, 1996, revenues increased $6,510,000 or 43% over the prior year period. In the prior year period construction specifications and health care services revenues were $1,314,000, while such revenues were only $83,000 in the current period due to the discontinuance of these businesses in fiscal 1996. Contract computer programming services revenues increased by $7,741,000, or 56% over the prior year period, which resulted primarily from further penetration within existing accounts by the sales personnel, mostly with AT&T, which was recently split up into three separate companies.

Cost of sales increased $5,275,000 or 48% over the prior year period. This increase included additional costs of $5,703,000 from contract computer programming, which resulted primarily from the above-mentioned revenue increase. The additional costs included $85,000 associated with the development and testing of the Registrant's Year 2000 conversion software. The increase in cost of sales was offset to an extent by increased margins in the contract computer programming business. Gross margins for the six months ended November 30, 1996 were 24.6% as compared to 23.6% during the prior year period. This increase in gross margins continues the trend started in the fourth quarter of fiscal 1996 and is attributable to increased billing rates on a portion of the Registrant's lower margin business. Cost of sales decreased by $428,000 in the construction specifications and health care service businesses as compared to the prior year period, due to the termination of these businesses.

Selling, general, and administrative expenses increased $719,000, or 21% over the prior year period. The contract computer programming business increases of $1,222,000 were primarily due to additional commission based compensation and the hiring of additional sales and recruiting employees, including those hired to staff a new office in Connecticut. These increases are being made pursuant to the Registrant's plan for growth which seeks to focus on bringing in new accounts. Included in this increase is $61,000 of expenses related to the establishment of a Year 2000 software solutions business. The termination in fiscal 1996 of the construction specifications and health care services was responsible for a reduction of $503,000 in expenses.

Interest and dividend income decreased by almost $41,000 in the period, primarily due to a decrease of investable funds, which has occurred due to the increase in accounts receivable and the dividend paid at the end of the first quarter of fiscal 1996. Gains from the sales of securities resulted from the purchase and sale of marketable equity securities during the period. The gain on sales of assets resulted primarily from the sale of the construction specifications customer and prospect list for approximately $77,000.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------
The Registrant's cash flow from operations has historically been sufficient to fund the Registrant's cash requirements. Primarily as a result of the significant growth in the Registrant's contract computer programming business, the Registrant's accounts receivable have increased significantly ($9,713,107 at November 30, 1996 as compared to $6,022,264 at May 31, 1996), resulting in a reduction in the Registrant's liquid assets. If the growth which the Registrant has experienced over the past six months in its contract computer programming business continues or the Registrant requires substantial funding for its Year 2000 code conversion business, the Registrant may require financing in addition to cash flow from operations and available cash and short-term securities to meet its needs. In anticipation of possible future requirements, the Registrant is exploring the establishment of credit facilities with lending institutions.

Net cash flow used in operations resulted primarily from the increase in accounts receivable, which occurred primarily because of the significant revenue increase and partly due to a longer collection cycle on a portion of the Registrant's business. The Registrant's receivables increased to $9,713,107 at November 30, 1996 from $6,022,264 at May 31, 1996.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Liquidity, Capital Resources and Changes in Financial Condition, Continued
--------------------------------------------------------------------------
Cash flow provided by investing activities resulted from the Registrant not rolling over part of its United States Treasury Bill portfolio as it matured. This resulted in funds being reclassified from marketable securities to cash and cash equivalents.

The Registrant's capital resource commitments at November 30, 1996 consisted of lease obligations on its branch and corporate locations. The Registrant intends to finance these commitments from cash provided from operations.

The Registrant has recently entered the highly competitive market to correct problems which will occur in client application systems resulting from the upcoming change in the century on January 1, 2000. The Registrant's approach, which it believes is innovative, utilizes recently created CATCH/21 conversion software. CATCH/21 examines the source code of an application and with the assistance of an analyst builds a date table that identifies all date fields used in the application program with their formats. Another CATCH/21 program automates the conversion process. CATCH/21 operates by embedding a subroutine in the source code of the application which takes control of adjusting the date information. The subroutine separately adjusts the date information using a sliding century approach, and returns control to the application program. The Registrant believes that its approach is more automated than approaches being used by certain other companies and less expensive (estimated at $0.20 per-line-of-code using CATCH/21) than such approaches. Other companies are also developing or may in the future develop Year 2000 conversion software, including MatriDigm Corp. which recently announced development of an automated conversion program. There can be no assurance that the Registrant will be able to compete with any conversion software or other approaches developed by others. The Registrant has recently completed a field test of its system on an 80,000 line COBOL application with a Fortune 500 company. While the Registrant is satisfied with the result of this test, it has not yet received feedback from this company as to its satisfaction with the test results. There can be no assurance that the test results will be satisfactory to this company or that, even if the results are satisfactory, it will result in additional work or material revenues. The Registrant has not yet received any orders for CATCH/21, and there can be no assurance that the Registrant's approach will receive any significant customer acceptance, that the Registrant will be successful in the code conversion market, or that such business will be profitable. The Registrant expects to operate this business through a newly-created subsidiary which will be 80% owned by the Registrant and 20% owned by the creator of the software.

Additionally, while the Registrant believes that its approach is innovative and has filed a patent application with respect to its method, there can be no assurance that a patent will be issued. Furthermore, even if a patent is issued with respect to the Registrant's method, the Registrant does not believe that the patent would prevent others from developing conversion software that could compete with CATCH/21. There can be no assurance that, if issued, a patent will afford adequate protection to the Registrant or not be challenged, invalidated, infringed, or circumvented, or that any rights granted thereunder will provide competitive advantage to the Registrant.

Forward-Looking Statements
--------------------------
This Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the development of the Registrant's CATCH/21 product, future prospects and the Registrant's future cash flow requirements, that involve risks and uncertainties, including risks relating to the competitive nature of the markets for contract computer programming services and the newly developed code conversion market, concentration of the Registrant's business with certain customers and uncertainty as to the Registrant's ability to bring in new customers, and the risk that the CATCH/21 software will not perform satisfactorily or achieve commercial acceptance, as detailed above and in the Registrant's Annual Report on Form 10-K for the Year Ended May 31, 1996 and from time to time in the Registrant's filings with the Securities and Exchange Commission. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

                           TSR, INC. AND SUBSIDIARIES


Part II. Other Information

Item 6. Exhibits and Reports on Form 8K
        (a). Exhibit 10.1:  Subscription and Shareholders Agreement between
                            TSR, Inc. and William Connor dated
                            September 30, 1996.
        (b). Exhibit 27:  Financial Data Schedule
        (c). Reports on Form 8K:  None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 TSR, INC.
                               ------------------------------------------------
                                               (Registrant)




Date:  January 9, 1997          /s/ J.F. HUGHES
                               ------------------------------------------------
                                J.F. Hughes, Chairman, President and Treasurer




Date:  January 9, 1997          /s/ JOHN G. SHARKEY
                               ------------------------------------------------
                               John G. Sharkey, Vice President, Finance