Form 10-Q
period 1997-02-28
TSR INC
filed 1997-04-11
CIK 98338

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    ---------
                                    FORM 10-Q
                                    ---------


                 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the period ended February 28, 1997
                                             -----------------


                 [   ]  Transition Report Pursuant to Section 13 or
                        15(d) of the Securities Exchange Act of 1934

                        For the transition period from ______ to ______

                             Commission File Number:
                          ----------------------------
                                     0-8656


                                         TSR, Inc.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              DELAWARE                                  13-2635899
------------------------------------      --------------------------------------
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

     2,914,138 shares of common stock, par value $.01 per share, as of March 31, 1997.


===============================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX




                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:


  Item 1. Financial Statements:


    Consolidated Condensed Balance Sheets --
      February 28, 1997 and May 31, 1996.................................... 3


    Consolidated Condensed Statements of Earnings --
      For the three months and nine months ended February 28, 1997 and 1996. 4


    Consolidated Condensed Statements of Cash Flows --
      For the nine months ended February 28, 1997 and 1996.................. 5


    Notes to Consolidated Condensed Financial Statements.................... 6


  Item 2. Management's Discussion and Analysis.............................. 7


Part II.  Other Information................................................. 10


Signatures..................................................................10

Part I.  Financial Information
         Item 1.  Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                                        February 28,        May 31,
                                                                            1997             1996
                                                                        ------------    ------------
ASSETS

Current Assets:
    Cash and cash equivalents .....................................      $ 1,765,928     $ 2,958,922
    Marketable securities (Note 5)..................................         958,478       1,691,462
    Accounts receivable (net of allowance for
       doubtful accounts of $166,000 and $164,000)..................      10,214,966       6,022,264
    Other receivables...............................................          94,718          35,315
    Prepaid expenses................................................          24,400          34,039
    Prepaid and recoverable income taxes............................          14,238          29,875
    Deferred income taxes...........................................          81,000         118,000
                                                                         -----------     -----------
       Total current assets.........................................      13,153,728      10,889,877

Equipment and leasehold improvements, at cost (net of accumulated
    depreciation and amortization of $795,000 and $699,000).........         317,391         220,723
Other assets........................................................          33,895          34,091
Deferred income taxes...............................................          24,000          22,000
                                                                         -----------     -----------
                                                                         $13,529,014     $11,166,691
                                                                         ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts and other payables.....................................      $  180,804      $  159,797
    Accrued and other liabilities...................................       2,670,087       1,841,107
    Income taxes payable............................................          91,348         130,695
    Advances from customers.........................................         747,853         399,945
                                                                          ----------      ----------
       Total current liabilities....................................       3,690,092       2,531,544

Shareholders' Equity:
    Preferred stock, $1 par value, authorized
       1,000,000 shares; none issued................................            --              --
    Common stock, $.01 par value, authorized 4,000,000
       shares; issued 2,914,138 and 2,469,596 shares................          29,141          24,696
    Additional paid-in capital......................................       1,562,973       1,562,973
    Retained earnings...............................................       8,246,808      10,334,277
       Less: 1,012,527 common shares in treasury, at cost...........            --        (3,286,799)
                                                                         -----------     -----------
                                                                           9,838,922       8,635,147
                                                                         -----------     -----------
                                                                         $13,529,014     $11,166,691
                                                                         ===========     ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996



                                                    Three Months Ended               Nine Months Ended
                                                       February 28,                     February 28,
                                                   1997             1996             1997            1996
                                              ------------     ------------     ------------     ------------
Revenues ................................     $ 13,046,530     $  7,988,438     $ 34,745,867     $ 23,177,618

Cost of sales ...........................       10,016,593        5,884,589       26,322,588       16,915,219
Selling, general and
   administrative expenses ..............        2.300,731        1,797,778        6,520,348        5,298,497
                                              ------------     ------------     ------------     ------------
                                                12,317,324        7,682,367       32,842,936       22,213,716
                                              ------------     ------------     ------------     ------------

Income from operations ..................          729,206          306,071        1,902,931          963,902

Other income:
    Interest and dividend income ........           32,062           53,059          121,843          175,565
    Gain (loss) from sales of securities            50,444            4,131           57,351           12,242
    Gain (loss) from sales of assets ....             --              1,500           77,650             (424)
                                              ------------     ------------     ------------     ------------

Income before income taxes ..............          811,712          364,761        2,159,775        1,151,285

Provision for income taxes ..............          358,000          164,000          956,000          513,000
                                              ------------     ------------     ------------     ------------

    Net income..........................      $    453,712     $    200,761     $  1,203,775     $    638,285
                                              ============     ============     ============     ============

Net income per common share.............      $      0.16      $       0.07     $       0.41     $       0.21
                                              ============     ============     ============     ============

Weighted average number of
   common shares outstanding ............        2,914,138        2,984,472        2,914,138        3,014,250
                                              ============     ============     ============     ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996


                                                                               Nine Months Ended
                                                                                  February 28,

                                                                              1997             1996
                                                                          -----------      -----------

Cash flows from operating activities:
    Net income ......................................................     $ 1,203,775      $   638,285
                                                                          -----------      -----------
    Adjustments to reconcile net income
          to net cash provided by operating activities:
       Depreciation and amortization ................................         116,377          118,299
       Provision for losses on accounts receivable ..................            --             10,000
       Gain on sales of securities ..................................         (57,351)         (12,242)
       Deferred income taxes ........................................          35,000           (7,000)
       Loss (gain) on sales of assets ...............................         (77,650)             424
Changes in assets and liabilities:
           Trade accounts receivable ................................      (4,192,702)        (976,277)
           Other accounts receivable ................................         (59,403)          44,940
           Prepaid expenses .........................................           9,639          (15,762)
           Prepaid and recoverable income taxes .....................          15,637           25,106
           Other assets .............................................             196           (9,645)
           Accounts payable and accrued expenses ....................         849,987           49,531
           Income taxes payable .....................................         (39,347)          (8,134)
           Advances from customers ..................................         347,908          129,703
                                                                          -----------      -----------
       Total adjustments ............................................      (3,051,709)        (651,057)
                                                                          -----------      -----------
    Net cash provided by (used in) operating activities .............      (1,847,934)         (12,772)
                                                                          -----------      -----------

Cash flows from investing activities:
       Proceeds from sales of marketable securities .................       3,655,638        4,633,298
       Purchase of marketable securities ............................      (2,865,303)      (2,640,233)
       Purchase of fixed assets .....................................        (213,045)        (139,351)
       Proceeds from sales of assets ................................          77,650           15,756
                                                                          -----------      -----------
    Net cash provided by investing activities .......................         654,940        1,869,470
                                                                          -----------      -----------

Cash flows from financing activities:
       Purchase of treasury stocks ..................................            --           (246,475)
       Cash dividends ...............................................            --           (605,828)
                                                                          -----------      -----------
    Net cash used in financing activities ...........................            --           (852,303)
                                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents ................      (1,192,994)       1,004,395
Cash and cash equivalents at beginning of period ....................       2,958,922          633,656
                                                                          -----------      -----------

Cash and cash equivalents at end of period ..........................     $ 1,765,928      $ 1,638,051
                                                                          ===========      ===========

Supplemental Disclosures:
    Income tax payments (refunds), net ..............................     $   945,000      $   503,000
                                                                          ===========      ===========

    Interest paid...................................................      $      --        $      --
                                                                          ===========      ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997

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

3. The Registrant is engaged primarily in the business of providing contract computer programming services and Year 2000 software solutions. In addition, the Registrant provides maintenance and support for its conversion software and provides program updating and consulting services to American Express Bank, Ltd. (AEBL). Previously, until March 1, 1996, the Registrant provided construction specifications databases on magnetic media, and until October 8, 1995, provided temporary nursing services and nurses' aides to health care facilities and home care patients. The results of operations for the nine month period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. Marketable securities consist primarily of United States Treasury Bills with a maturity at acquisition in excess of 90 days. Such investments are expected to be held to maturity and are carried at amortized cost. Included with marketable securities are the Registrant's trading securities which consist of those investments the Registrant considers short-term in nature. Such investments are carried at their fair market value. At February 28, 1997, the amortized cost was approximately $ 12,000 above fair market value and therefore were adjusted with a credit to earnings. A breakdown of the investments are as follows:

                  Held to maturity....... $  473,105
                  Trading securities.....    485,373
                                          ----------
                                          $  958,478
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

7. On October 8, 1995, the Registrant discontinued its health care services business by transferring the existing caseload to another licensed home care agency, which did not result in a gain or loss to the Company. Based on the agreement, the purchasing agency pays the Company 50% of the gross profit generated from the transferred accounts for a period of two years, which amounted to $ 103,000 included in revenue in the nine month period of fiscal 1997.

8. The Registrant's exclusive license to market construction specifications databases expired March 1, 1996. In June 1996, the Company sold its customer database for $76,850 which was recorded as non-operating income in the first quarter of fiscal 1997. As of February 28, 1997, the Registrant had an accrued liability of $ 64,000 which it deems adequate for ongoing customer support costs associated with the terminated business.

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

Part I.Financial Information
       Item 2.


                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion and analysis should be read in conjunction with the consolidated condensed financial statements and the notes to the consolidated condensed financial statements.


Results of Operations

Three Months Ended February 28, 1997 as compared with February 28, 1996

For the quarter ended February 28, 1997, revenues increased $5,058,000 or 63% over the prior year period. In the prior year quarter construction specifications and health care services revenues were $468,000, while such revenues were only $20,000 in the current quarter due to the discontinuance of these businesses in fiscal 1996. In the current quarter the Registrant recorded its first revenue from its Year 2000 software solutions business which amounted to $ 45,000. Contract computer programming services revenues increased $5,462,000, or 73% over the prior year period, which resulted primarily from further penetration within existing accounts by the sales personnel, mostly with the three companies which resulted from the split up of AT&T. The Registrant ended the quarter ended February 28, 1997 with 425 contract computer programming consultants on billing with customers, the highest level that the Registrant has attained, as compared with 400 consultants at November 30, 1996 and 250 consultants at February 28, 1997. The increase in consultants on billing occurred primarily during the first and second quarters of fiscal 1997. Orders for consultants placed on billing during those quarters were generally for large blocks of consultants and a significant portion of the consultants placed by the Registrant have been concentrated at relatively few accounts. During the quarter ended February 28, 1997, the Registrant observed a continuing trend of a tightening in the number of computer programmers available in the market place. To date such tightening has not limited the Registrant's ability to obtain consultants for placements with customers (or the costs of obtaining consultants). However, in the future, further tightening of the available supply of consultants may have such impacts.

Cost of sales increased $4,132,000 or 70% over the prior year quarter. This increase resulted from additional costs of $4,097,000 from contract computer programming, which resulted primarily from the above-mentioned revenue increase. The additional costs included $117,000 associated with pilot projects to test the Registrant's Year 2000 conversion software. Year 2000 development and production costs are expected to rise by an estimated $200,000 in the fourth quarter as planned as additional test projects are undertaken. The increase in cost of sales was offset to an extent by increased margins in the contract computer programming business. Gross margins for the quarter ended February 28, 1997 were 23.7% compared to 22.8% for the prior year period. The increase in gross margins continues the trend started in the fourth quarter of fiscal 1996 and is attributable to increased billing rates on a portion of the Registrant's lower margin business. Cost of sales decreased by $82,000 in the construction specifications and health care service businesses, as compared to the prior year period, due to the termination of these businesses.

Selling, general, and administrative expenses increased $503,000, or 28% over the prior year period. The increase in expenses in the contract computer programming business of $679,000, were primarily due to additional commission based compensation and the hiring of additional sales and recruiting employees, including those hired to staff a new office in Connecticut. This new office also added to facility costs. These increases were made pursuant to the Registrant's plan for growth which seeks to focus on bringing in new accounts to reduce its concentration of business risk. Included in this increase is $40,000 of expenses related to the establishment of a Year 2000 software solutions business. The termination in fiscal 1996 of the construction specifications and health care services businesses was responsible for a reduction of $216,000 in expenses.

Interest and dividend income decreased by $21,000 in the quarter, primarily due to a decrease of investable funds, which has occurred due to the increase in accounts receivable. Gains from the sales of securities resulted from the purchase and sale of marketable equity securities during the period, along with adjusting their carrying value to market value at February 28, 1997.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Nine Months Ended February 28, 1997 as compared with February 28, 1996

For the nine months ended February 28, 1997, revenues increased $11,568,000 or 50% over the prior year period. In the prior year period construction specifications and health care services revenues were $1,783,000, while such revenues were only $103,000 in the current period due to the discontinuance of these businesses in fiscal 1996. Contract computer programming services revenues increased by $13,203,000, or 62% over the prior year period, which resulted primarily from further penetration within existing accounts by the sales personnel, mostly with the three companies which resulted from the split up of AT&T. In the current nine month period the Registrant recorded its first revenues amounting to $45,000 from its Year 2000 conversion practice.

Cost of sales increased $9,407,000 or 56% over the prior year period. This increase included additional costs of $9,716,000 from contract computer programming, which resulted primarily from the above-mentioned revenue increase. The additional costs included $201,000 associated with pilot projects to test the Registrant's Year 2000 conversion software. Year 2000 development and production costs are expected to rise by an estimated $200,000 in the fourth quarter as planned as additional test projects are undertaken. The increase in cost of sales was offset to an extent by increased margins in the contract computer programming business. Gross margins for the nine months ended February 28, 1997 were 24.5% as compared to 23.3% during the prior year period. This increase in gross margins continues the trend started in the fourth quarter of fiscal 1996 and is attributable to increased billing rates on a portion of the Registrant's lower margin business. Cost of sales decreased by $510,000 in the construction specifications and health care service businesses as compared to the prior year period, due to the termination of these businesses.

Selling, general, and administrative expenses increased $1,222,000, or 23% over the prior year period. The contract computer programming business increases of $1,840,000 were primarily due to additional commission based compensation and the hiring of additional sales and recruiting employees, including those hired to staff a new office in Connecticut. This new office also added to facility costs. These increases are being made pursuant to the Registrant's plan for growth which seeks to focus on bringing in new accounts. Included in this increase is $102,000 of expenses related to the establishment of a Year 2000 software solutions business. The termination in fiscal 1996 of the construction specifications and health care services was responsible for a reduction of $720,000 in expenses.


Interest and dividend income decreased by almost $54,000 in the period, primarily due to a decrease of investable funds, which has occurred due to the increase in accounts receivable and the dividend paid at the end of the first quarter of fiscal 1996. Gains from the sales of securities resulted from the purchase and sale of marketable equity securities during the period. The gain on sales of assets resulted primarily from the sale of the construction specifications customer and prospect list for approximately $77,000.


Liquidity, Capital Resources and Changes in Financial Condition

The Registrant's cash flow from operations has historically been sufficient to fund the Registrant's cash requirements. Primarily as a result of the significant growth in the Registrant's contract computer programming business, the Registrant's accounts receivable have increased significantly ($10,214,966 at February 28, 1997 as compared to $6,022,264 at May 31, 1996), resulting in a reduction in the Registrant's liquid assets. If the growth which the Registrant has experienced over the past nine months in its contract computer programming business continues or the Registrant requires substantial funding for its Year 2000 code conversion business, the Registrant may require financing in addition to cash flow from operations and available cash and short-term securities to meet its needs. In anticipation of possible future requirements, the Registrant is exploring the establishment of credit facilities with lending institutions.

Net cash flow used in operations resulted primarily from the increase in accounts receivable, which occurred primarily because of the significant revenue increase and partly due to a longer collection cycle on a portion of the Registrant's business. The Registrant's receivables increased to $10,214,966 at February 28, 1997 from $6,022,264 at May 31, 1996.

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

The Registrant's capital resource commitments at February 28, 1997 consisted of lease obligations on its branch and corporate locations. The Registrant intends to finance these commitments from cash provided from operations.

The Registrant has recently entered the highly competitive market to correct problems which will occur in client application systems resulting from the upcoming change in the century on January 1, 2000. The Registrant's approach, which it believes is innovative, utilizes recently created CATCH/21 conversion software. CATCH/21 examines the source code of an application and with the assistance of an analyst builds a date table that identifies all date fields used in the application program with their formats. Another CATCH/21 program automates the conversion process. CATCH/21 operates by embedding a subroutine in the source code of the application which takes control of adjusting the date information. The subroutine separately adjusts the date information using a sliding century approach, and returns control to the application program. The Registrant believes that its approach is more automated than approaches being used by certain other companies and less expensive (estimated at $0.20 per-line-of-code using CATCH/21) than such approaches. Other companies are also developing or may in the future develop Year 2000 conversion software, including MatriDigm Corp. which recently announced development of an automated conversion program. There can be no assurance that the Registrant will be able to compete with any conversion software or other approaches developed by others. The Registrant has recently completed a field test of its system on an 80,000 line COBOL application with a Fortune 500 company and has been advised that such company is very satisfied with the results. The Registrant is currently discussing a broad agreement with this company, although there can be no assurance that an agreement will be entered into. In addition, a number of other companies are conducting field tests of the Registrant's Catch/21 conversion software in which the Registrant is converting small COBOL application software programs to be Year 2000 compliant in order to enable such other companies to evaluate the overall effectiveness of the Registrant's conversion software. Based on feedback to date, the Registrant is optimistic that the field tests currently being conducted will result in contracts for conversion of software programs, which could result in meaningful revenues. However, there can be no assurance that the test results will be satisfactory to these companies or that, even if the results are satisfactory, it will result in contracts for conversion of software programs or material revenues. The Registrant has not yet received any orders for CATCH/21, and there can be no assurance that the Registrant's approach will receive any significant customer acceptance, that the Registrant will be successful in the code conversion market, or that such business will be profitable. The Registrant operates this business through a newly-created subsidiary which is 80% owned by the Registrant and 20% owned by the creator of the software.

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




                                    TSR, INC.
                         ------------------------------
                                  (Registrant)




Date: April 10, 1997         /s/ J.F. HUGHES
                             ----------------------------------------------
                             J.F. Hughes, Chairman, President and Treasurer




Date: April 10, 1997         /s/ JOHN G. SHARKEY
                             ----------------------------------------------
                             John G. Sharkey, Vice President, Finance