Form 10-K
period 1997-05-31
TSR INC
filed 1997-08-29
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-K

                               ------------------


          [X]  Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act Of 1934

               For the fiscal year ended May 31, 1997

                                       or

          [ ]  Transition Report Under Section 13 or 15(d) of
               The Securities Exchange Act Of 1934

               For the transition period from ______ to ______


                       Commission File Number:      0-8656
                                               -----------------

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

                      400 OSER AVENUE, HAUPPAUGE, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)

                Registrant's telephone number:       516-231-0333
                                               -----------------------

                Securities registered pursuant to Section 12(b)
                     of the Exchange Act:       NONE
                                          ----------------
                                          (Title of Class)


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                    -----------------------------------------
                                (Title of Class)


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

The aggregate market value was approximately $15,824,000 based on the market price of the Registrant's Common Stock at July 31, 1997 of $25.13 and excluding shares of common stock held by officers, directors and beneficial holders of 5% of the outstanding common stock of the Registrant, many of which persons may not be affiliates of the Registrant.


State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

2,914,138 shares of Common Stock, par value $0.01 per share, as of July 31, 1997.


Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement in connection with the 1997 Annual Meeting of Shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.
         ---------

General
-------

TSR, Inc. (the "Company") is engaged in the business of providing contract computer programming services to its clients. The Company provides technical computer personnel to companies that desire to supplement their in-house information technology ("IT") capabilities. In addition, the Company has developed Catch/21, a Year 2000 compliance solution ("Catch/21") which enables the Company to correct on a substantially automated basis problems which may occur in computer software as a result of the century change in the year 2000. The Company has recently commenced providing services to customers to make applications Year 2000 compliant.

The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. These clients are faced with the problem of maintaining and improving the service level of increasingly complex information systems. Accelerating technological changes make it increasingly difficult and expensive for IT managers to maintain the necessary in-house capabilities. In addition, IT managers are often subject to corporate pressures to downsize staff levels and reduce expenses relating to IT personnel, which makes outsourcing of computer personnel requirements an attractive alternative. In the year ended May 31, 1997, the Company provided IT staffing services to approximately 85 clients.

In recent years, there has been increased awareness of the problems resulting from the inability of many existing software applications to properly interpret dates after the year 1999. The Company has developed a software solution, called Catch/21, which automates to a significant extent the conversion process. Using Catch/21, the Company provides the full range of services necessary to make a software application Year 2000 compliant, including analysis of the client's code, construction of a data base, implementation of the solution and testing. The Company believes its Catch/21 solution allows the Company to convert software to be Year 2000 compliant at a lower cost and more rapidly than other approaches known to the Company. Catch/21 utilizes a Sliding Century approach, which dynamically adjusts the dates in the software application using a separate subroutine and then reinserts the information into the application without changing the program logic. Currently, Catch/21 can be used to convert COBOL and RPG applications. The Company has recently commenced providing Year 2000 conversion services to several companies and a number of other potential clients are engaged in pilot projects pursuant to which they are testing the effectiveness of the Company's approach, or are engaged in discussions with the Company concerning the Company's Year 2000 conversion services.

The Company was incorporated in Delaware in 1969. The Company's executive offices are located at 400 Oser Avenue, Hauppauge, NY 11788, and its telephone number is (516) 231-0333.


Contract Computer Programming Services
--------------------------------------

STAFFING SERVICES

The Company's contract computer programming services involve the provision of technical staff to clients to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company's clients. The Company's approach is to make available to its clients a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of main-frame and mid-range computer operations, personal computers and client-server support, voice and data communications (including local and wide area networks) and help desk support. The Company's services provide clients with flexibility in staffing their day-to-day operations, as well as special projects, on a short-term or long-term basis.

The Company provides technical employees for projects which usually range from three months to one year. Generally, clients may terminate projects at any time. Staffing services are provided at the client's facility and are billed primarily on an hourly basis based on the actual hours worked by technical personnel provided by the Company and with reimbursement for out-of-pocket expenses. The Company pays its technical personnel on a semi-monthly basis and invoices its clients, not less frequently than monthly.

The Company's success is dependent upon its ability to attract and retain qualified professional computer personnel. The Company believes that there is a shortage of, and significant competition for, software professionals with the skills and experience necessary to perform the services offered by the Company. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increase. Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company's profit margins.

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through an office located in New York, New York and also maintains branch offices in Edison, New Jersey, Long Island, New York and Farmington, Connecticut. The Company does not currently intend to open additional offices, but will continue to seek to grow its business by adding account executives and technical recruiters in its existing offices. At these offices, the Company maintains 16 persons who are responsible for recruiting technical personnel and 18 persons who are account executives.

MARKETING AND CLIENTS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 85 clients during the year ended May 31, 1997. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 1997, the Company's two largest clients, American Telephone and Telegraph ("AT&T") and International Business Machines Corporation ("IBM"), accounted for 16.3% and 10.3%, respectively, of the Company's consolidated revenues. The services provided by IBM related primarily to projects outsourced by Lucent Technologies, Inc. ("Lucent"), which was formed as part of the split-up of AT&T. The Company is focusing its marketing efforts on broadening its client base and reducing its client concentration, although there can be no assurance that these efforts will be successful.

The Company's marketing is conducted through account executives who are responsible for customers in an assigned territory. Account executives call on potential new customers and are also responsible for maintaining existing client contacts within an assigned territory. Instead of utilizing technical managers to oversee the services provided by technical personnel to each client, the account executives are responsible for this role. As a result of the cost savings due to the combined functions of the account executives, the Company is able to provide its account executives with significantly higher incentive-based compensation. In addition, the Company generally pairs each account executive with a recruiter of technical personnel, who also receives incentive-based compensation. The Company believes that this approach allows the Company to more effectively serve its clients' needs for technical personnel, as well as providing its account executives and recruiters with incentives to maximize revenues in their territories. Currently, account executives for the contract computer programming services business are also engaged in marketing the Company's Catch/21 solution. The Company intends to hire new marketing personnel who will be responsible solely for marketing the Catch/21 solution.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT

The Company maintains a database of over 25,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 16 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel or by third parties who have the required technical backgrounds to review the qualifications of the applicants.

Year 2000 Compliance Solution Services
--------------------------------------

The Company recently commenced providing services to correct problems in software applications which occur as a result of the inability of software applications to correctly interpret date information after 1999. The Company uses an innovative approach through its proprietary Catch/21 Year 2000 compliance solution. The Company's Catch/21 solution does not modify the software application. Instead of expanding the date, changing the date format or otherwise modifying the program logic, the Catch/21 software uses a separate subroutine that dynamically adjusts the date information within the application. A command which calls up the separate subroutine is inserted into the source code by the Catch/21 software each time a date is required to be calculated. The subroutine shifts the dates in the application by designated number of years, referred to as the base year. The shifted dates are then used to calculate the date-related information and after such calculations are completed, the dates are restored to their original value and restored to the program. In those instances where dates used in calculations span more than one century, those specific date fields are manually expanded.

The Company believes that its approach represents a total solution to making COBOL and RPG software applications Year 2000 compliant. The Catch/21 software first examines the software application's source code, and, with the assistance of an analyst, locates all date fields and builds a database. In certain cases, a software developer also needs to add enhancements to provide additional software to enable the Catch/21 software to recognize date fields due to unique features of a client's software application. The Year 2000 compliance solution is then implemented by inserting into the client's software application at each place where date information needs to be calculated a call command which calls up the separate subroutine to calculate the date information. The converted software application is then made available to the client for testing to verify that it is Year 2000 compliant using mutually agreed upon acceptance criteria.

The Company believes that, due to the extent of the automation of its conversion process and the fact that the program logic is not modified, both the conversion time and testing time are reduced significantly. As a result, the Company believes that its approach reduces the time and cost of converting applications to be Year 2000 compliant. The Company believes that its cost structure for providing conversion services using Catch/21 permits it to charge less than other parties providing conversion services. The Company currently charges a fixed price of $0.25 per line of code, and anticipates increasing its charges to $0.30 per line of code, subject to prevailing market conditions. Currently, the Company's Catch/21 conversion software is designed for conversion of COBOL and RPG programs. The Company is currently developing new versions of its Catch/21 software for conversion of PL/1, Assembler and several fourth generation languages.

The Company uses a team of three analysts and an employee responsible for quality assurance on each conversion project. The Company estimates that presently each such team can analyze and convert approximately 300,000 lines of code per week, although there can be no assurance that the Company will be able to continue to achieve these levels. The Company currently has 30 employees (consisting of analysts, personnel responsible for quality assurance, and developers) directly involved in the Year 2000 conversion process and has the capacity at its current facility to double the number of such personnel.

The Company currently is converting an aggregate of fifteen software applications consisting of 10,000,000 lines of code pursuant to agreements with six companies. These projects are in the preliminary stages and the Company believes that, assuming successful completion of these projects, it will receive additional conversion projects from these companies. In addition, the Company is having discussions with other companies relating to its retention to convert applications to be Year 2000 compliant or performing pilot projects to permit such companies to evaluate the Catch/21 solution. There can be no assurance that these discussions or pilot projects will result in additional contracts. The Company is expanding its capacity to perform Year 2000 conversions. However, this business is still in the early stages and the Company is unable to predict the extent to which it will obtain additional applications for Year 2000 conversion or the receipt of revenues from this business.

The Company's agreements relating to Year 2000 conversion projects generally do not provide for a minimum number of lines of code or applications to be converted by the Company. The agreements generally provide that the Company will convert applications that are agreed to by the Company and the client. In addition, the agreements are generally terminable by the client after short notice periods. The Company's revenues under these agreements with respect to each application are subject to satisfactory acceptance testing of such converted application. In addition, The Company has agreed to refund any amounts paid if the converted application does not perform in accordance with mutually agreed upon acceptance criteria.

Other Business
--------------

CONSTRUCTION SPECIFICATIONS

In 1983, the Company acquired certain of the operating assets of Bowne Information Systems, Inc. (a subsidiary of Bowne & Co.) through a wholly-owned subsidiary, Construction Data Services, Inc. (formerly BIS, Inc.). As a result of such acquisition, the Company succeeded to certain contractual rights to market construction specification databases on magnetic media that are useful to the engineering, architectural and building contractors fields in both the public and private sectors. This subsidiary provided all of its products and services under an exclusive license agreement dated December 1, 1983, as amended, with the Construction Sciences Research Foundation, Inc. (CSRF), which terminated March 1, 1996. In June 1996, the Company entered into a termination arrangement under which it received $76,850 recorded as non-operating income in the first quarter of fiscal 1997.

HEALTH CARE SERVICES

The Company, through its wholly-owned subsidiary TSR Health Care Services, Inc., provided temporary nurses and nurses' aides to health care facilities and home care patients. In the second quarter of fiscal 1996, the Company determined to discontinue this business and the existing caseload was transferred to another licensed home care agency in October 1995. The agreement to transfer the account base provided that the purchaser would pay the Company 50% of the gross profit generated from the Company's accounts for a period of two years. The Company received approximately $132,000 and $46,000 in such payments which were included in revenues during fiscal 1997 and 1996, respectively.

OTHER PROGRAMMING SERVICES

The Company has entered into maintenance agreements to service its conversion software which moved customer applications from one computer platform to another. Pursuant to these agreements, the Company provides maintenance and support for its existing installed base of conversion software customers. As a result of a consensual settlement of certain legal proceedings, the Company ceased marketing the services in 1988. Subsequent to 1988, the Company's revenues have been declining as the service contracts with existing customers expire. Unless expiring contracts are renewed, this revenue base will further decline.

Competition
-----------

The technical staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. The Company competes for technical personnel with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients' requirements, timely assignment of technical employees with appropriate skills and the price of services. The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility. The Company believes that many of the technical personnel included in its database may also be pursuing other reemployment opportunities. Therefore, the Company believes that its responsiveness to the needs of technical personnel is an important factor in the Company's ability to fill projects. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase and there can be no assurance that the Company will remain competitive.

The market for IT services addressing the Year 2000 problem is highly competitive and is expected to become more competitive as others enter this segment of the business. The Company's competitors include systems consulting and implementation firms, application software firms, service groups of computer equipment companies, general management consulting firms and programming companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal IT personnel. Such competition may impose additional pricing pressures on the Company. The principal competitive factors involve speed and reliability in the conversion process and the price charged for the services. There can be no assurance that the Company can compete successfully with its existing competitors or with any new competitors.

Intellectual Property Rights
----------------------------

The Company's success in the Year 2000 compliance solution services business is dependent upon its Catch/21 Year 2000 solution and other proprietary intellectual property rights. The Company has filed a patent application covering certain aspects of Catch/21. There can be no assurance that this patent application will result in patents being issued. Even if the Company obtains patent rights, the Company believes that the protection of its rights will depend primarily on its proprietary technology and techniques which constitute "trade secrets." There can be no assurance that any patents which may be issued to the Company will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented. The Company is aware of other patent applications that have been filed with respect to Year 2000 compliance software programs. It is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development or continued use of Catch/21 and that legal actions could be brought against the Company claiming infringement. In the event that the Company is unsuccessful against such a claim, it may be required to obtain licenses to such patents or to other patents or proprietary technology in order to continue to utilize Catch/21. There can be no assurance the Company will be able to obtain such licenses on commercially reasonable terms, if at all.

The Company relies primarily upon a combination of trade secret, nondisclosure and other contractual arrangements, technical measures and copyright and trademark laws to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Personnel
---------

The Company presently employs 347 people including its 3 executive officers. Of such employees 18 are engaged in sales, 16 are recruiters for programmers, 290 are technical and programming consultants, and 20 are in administration and clerical functions. Of the 347 employees, approximately 302 are employed by the contract computer programming subsidiary, 35 by the Year 2000 subsidiary and 10 are employed directly by the Company.

Item 2.  Properties.
         -----------

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 1998, with annual rentals of approximately $70,000. This space is used as executive and administrative offices as well as by the Registrant's operating subsidiaries.

The Company leases an additional 8,000 square feet of space in Hauppauge, New York for a term expiring July, 2000 with annual rentals of approximately $84,000. This space is used for its Year 2000 compliance solution business.

The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2002), Edison, New Jersey (lease expires August, 2000), and Farmington, Connecticut (lease expires November, 1999), with aggregate monthly rentals of approximately $17,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.  Legal Proceedings.
         ------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 1997 and 1996:

                                         JUNE 1, 1995 - MAY 31, 1996

                                  1ST          2ND          3RD          4TH
                                QUARTER      QUARTER      QUARTER      QUARTER
                                -----------------------------------------------
High Sales Price...............  4 1/2        5 1/4        3 5/16      10 1/2
Low Sales Price................  2 3/8        2 5/8        2 9/16       2 11/16

                                         JUNE 1, 1996 - MAY 31, 1997

                                  1ST          2ND          3RD          4TH
                                QUARTER      QUARTER      QUARTER      QUARTER
                                -----------------------------------------------
High Sales Price...............  6 3/4       11 1/4        50 1/4        28 3/8
Low Sales Price................  3 7/8        4 1/8         9 1/2        13

There were 220 holders of record of the Company's Common Stock as of July 31, 1997. Additionally, the Company estimates that there were approximately 700 beneficial holders as of that date. On October 10, 1996, the Company declared a stock split in the form of a 100% stock dividend on the shares of Common Stock payable November 14, 1996 to shareholders of record on October 28, 1996. All share prices and cash dividends have been adjusted for this split. Historically, no cash dividends have been paid by the Company on its Common Stock except that on July 18, 1995, the Board of Directors declared a special cash dividend of $0.20 per share on its Common Stock payable on August 28, 1995 to shareholders of record as of July 31, 1995. Also, on September 16, 1991, the Company paid a special dividend of $0.50 per share on its Common Stock. The Company has not adopted a policy of paying cash dividends on a regular periodic basis and does not intend to declare a cash dividend for fiscal 1997.

Item 6.  Selected Financial Data.
         ------------------------

(Amounts in Thousands, Except Per Share Data)


                                                         MAY 31,        May 31,         May 31,        May 31,         May 31,
                                                          1997           1996            1995           1994            1993
                                                         -------        -------         -------        -------         -------
Revenues.............................................    $49,704        $31,810         $26,674        $21,926         $17,006

Income From Operations...............................      2,970          1,456           1,264            799             142

Net Income...........................................      1,796            964             802            500             152

Net Income Per Common Share..........................       0.62           0.32            0.26           0.16            0.04

Working Capital......................................      9,884          8,358           8,337          7,525           7,372

Total Assets.........................................     14,044         11,167          10,629          9,191           8,734

Shareholders' Equity.................................     10,431          8,635           8,609          7,808           7,642

Book Value Per Common Share..........................       3.58           2.96            2.84           2.58            2.35

Cash Dividends Declared
  Per Common Share...................................       --             0.20            --             --              --


Note: Net Income, Book Value and Cash Dividends Per Common Share have been adjusted for a stock split in the form of a 100% stock dividend paid in November 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------

The following discussion and analysis should be read in conjunction with the financial statements and the notes to the consolidated financial statements presented elsewhere in this report.


Overview
--------

The Company is engaged in the business of providing contract computer programming services to its clients. The Company provides technical computer personnel to companies that desire to supplement their in-house IT capabilities. In addition, the Company has developed Catch/21, a Year 2000 compliance solution, which enables the Company to correct on a substantially automated basis problems which may occur in computer software as a result of the century change in the year 2000. In its fiscal year ended May 31, 1997 the Company has commenced providing services to customers to make applications Year 2000 compliant.

In the year ended May 31, 1997, the Company provided IT staffing services to approximately 85 clients. Two of such clients, AT&T and IBM, accounted for 16.3% and 10.3%, respectively, of the Company's consolidated revenues in the year ended May 31, 1997. The services provided to IBM related primarily to projects which were outsourced by Lucent, which was formed as part of the split up of AT&T. The Company has recently expanded its marketing staff and is focusing its marketing efforts on broadening its client base.

The Company's Year 2000 compliance solution business is in the early stages. The Company currently is converting an aggregate of 15 software applications having 10,000,000 lines of code pursuant to agreements with six companies. These projects are in the preliminary stages and the Company believes that, assuming successful completion of these projects, it will receive additional conversion projects from these companies. In addition, the Company is having discussions with other companies relating to its retention to convert applications to be Year 2000 compliant or performing pilot projects to permit companies to evaluate the Catch/21 solution. The Company is expanding its capacity to perform Year 2000 conversions. However, the Company is unable to predict the extent to which it will obtain additional applications for Year 2000 conversion or the timing or amount of receipt of revenues from this business.

The Company's agreements relating to Year 2000 conversion projects generally do not provide for a minimum number of lines of code or applications to be converted by the Company. The Company's revenues for applications converted under these agreements are subject to satisfactory acceptance testing of such converted applications and the Company agrees to refund any amounts paid if the converted application does not perform in accordance with mutually agreed upon acceptance criteria.

The Company previously engaged in the business of marketing construction specification databases on magnetic media that are useful to the engineering, architectural and building contractor fields. The Company provided all of its products and services under an exclusive license agreement with the Construction Sciences Research Foundation, Inc. ("CSRF"), which terminated March 1, 1996.

In addition, the Company provided temporary nurses and nurses' aides to health care facilities and home care patients. In the second quarter of fiscal 1996, the Company discontinued its health care services business and the existing caseload was transferred to another licensed home care agency. The agreement to transfer the account base provided that the purchaser would pay the Company 50% of the gross profit generated from the Company's accounts for a period of two years.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations. There can be no assurance that trends in sales growth or operating results will continue in the future:


  (Amounts in Thousands)                                                YEAR ENDED MAY 31,
                                                             --------------------------------------
                                                               1997            1996           1995
                                                             -------         -------        -------
Revenues.................................................    $49,704         $31,810        $26,674
Cost of Sales............................................     37,485          23,317         19,352
                                                             -------         -------        -------
Gross Profit.............................................     12,219           8,493          7,322

Research and Development.................................        325           --              --
Selling, General, and Administrative expenses............      8,924           7,037          6,058
                                                             -------         -------        -------
Income from Operations...................................      2,970           1,456          1,264

Other Income.............................................        297             250            224
                                                             -------         -------        -------
Income Before Income Taxes...............................      3,267           1,706          1,488

Provision for Income Taxes...............................      1,471             742            686
                                                             -------         -------        -------
Net Income...............................................    $ 1,796         $   964        $   802
                                                             =======         =======        =======

Revenues
--------

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues included revenues from its Catch/21 business which was commenced in 1997, and the construction specifications business and health care services business which were terminated in fiscal 1996. Revenues for fiscal 1997 increased $17,894,000 or 56.3% over fiscal 1996.

Contract computer programming services revenues increased $19,452,000 from $29,909,000 in fiscal 1996 to $49,361,000 in fiscal 1997. This increase resulted from an increase in technical personnel on billing from several large projects and an overall increase in the number of programmers on billing with clients in fiscal 1997. Although inroads have been made in expanding the account base for its contract computer programming services, a significant portion of the revenue increase in contract computer programming services was derived from the Company's largest customer, AT&T. During the 1997 fiscal year, Lucent outsourced much of its information technology requirements to national vendors, primarily IBM. The Company has been successful in becoming a supplier to these national vendors in conjunction with projects for Lucent as well as maintaining its direct relationship with Lucent. At the end of the current fiscal year, a large project for AT&T ended which is expected to slow the rate of revenue growth in the first quarter of fiscal 1998. The Company does not expect to continue the rate of growth in revenues experienced in 1997 as it does not anticipate the same opportunity for large staffing projects in fiscal 1998 as it had in fiscal 1997.

Revenues from construction specifications and health care services decreased $1,729,000 from $1,901,000 in fiscal 1996 to $172,000 in fiscal 1997 due to the termination of these businesses in fiscal 1996. Revenues from the Company's Catch/21 Year 2000 compliance business, which was commenced in fiscal 1997, were $171,000 for the year. These revenues consisted primarily of pilot projects for which the Company was paid, and to a lesser extent from ongoing conversion services. The Company believes that potential customers that are evaluating its Catch/21 Year 2000 compliance solution services have been delaying their decision to commence converting software applications to make them Year 2000 compliant. As a result, revenues from the Company's Catch/21 Year 2000 conversion business have been less than anticipated.

Revenues for fiscal 1996 increased $5,136,000 or 19.3% over the fiscal 1995. Contract computer programming services revenues contributed an increase of $6,221,000 which was offset by decreases in construction specifications of $582,000 and health care services of $503,000 which businesses were terminated during the 1996 fiscal year. The increase in revenues in contract computer programming services resulted primarily from further penetration within existing accounts, and $3,700,000 of such increase resulted from further penetration in the Company's largest account, AT&T.

Cost of Sales
-------------

Cost of sales increased by $14,168,000 or 60.8% in fiscal 1997 over fiscal 1996. This increase included an increase in cost of sales in contract computer programming of $14,520,000 from $22,828,000 in fiscal 1996 to $37,348,000 for fiscal 1997. The increase in costs resulted primarily from the increase in amounts paid to technical personnel resulting primarily from the increase in technical personnel assigned to client projects and was related to the above-mentioned revenue increase. Construction specification and health care services costs decreased from $489,000 in fiscal 1996 to zero in fiscal 1997 due to the termination of these businesses. The Year 2000 business incurred cost of sales of $137,000 in fiscal 1997. These costs consisted primarily of salaries of analysts and quality assurance personnel. The Company expects cost of sales from the Year 2000 business to continue to increase due to the hiring of additional personnel in anticipation of future conversion projects.

The cost of sales for the Company's contract computer programming business are variable because technical personnel are generally hired on a per diem basis to staff particular projects for clients. However, the cost of sales for the Catch/21 solution business are fixed. A substantial portion of these cost of sales consist of technical personnel hired to perform the conversion services. The technical personnel are hired and trained in advance of the time the Company has conversion projects and these expenses are incurred by the Company whether or not the Company is generating anticipated revenues from the Year 2000 solutions business.

Fiscal 1996 cost of sales increased $3,965,000 or 20.5% over fiscal 1995. The increase included additional costs of $4,748,000 from contract computer programming which primarily resulted form the above mentioned revenue increase. Construction specifications and health care services costs decreased by $411,000 and $372,000 respectively due to the termination of these businesses during fiscal year 1996.

Gross Profit
------------

Overall, gross profit margins have declined in the last two fiscal years as the higher gross profit margin construction specifications and health care services businesses have been phased out. Contract programming gross margins increased slightly in fiscal 1997 from the prior year due to increased billing rates on a portion of its lower margin business. In the fourth quarter of fiscal 1997, however, contract programming margins decreased against the year earlier comparable period for the first time in a year. This decrease is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers.

Contract computer programming gross margins declined slightly in 1996 from the prior year. However, margins increased in the fourth quarter of fiscal 1996 against the fourth quarter in fiscal 1995 after decreasing for approximately 15 months. The decline in margins was attributable to increased amounts paid to qualified programming professionals who have been in demand. The increase in the fourth quarter of fiscal 1996 was attributable to the Company's ability to increase billing rates on a portion of its lower margin business.

Research and Development
------------------------

Research and development costs of $325,000 in the current year represent amounts expended to develop Catch/21, the Company's Year 2000 compliance solution. Currently, Catch/21 can convert IBM mainframe COBOL and RPG applications. The development expenditures are expected to continue into fiscal 1998 as the Company seeks to expand its product offerings into additional computer platforms and languages such as PL/1, Assembler and several fourth generation languages.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $1,887,000 or 26.8% from $7,037,000 in fiscal 1996 to $8,924,000 in fiscal 1997. Contract computer programming services expenses increased $2,406,000 over the prior year to $8,411,000. The increase was primarily attributable to additional commission-based compensation due to the increased revenues. Also, these expenses increased as a result of the expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden its client base in connection with the continuation of the Company's planned expansion. Construction specifications and health care services expenses decreased by $815,000 to $217,000 due to the termination of these businesses. Approximately $296,000 in selling, general and administrative expenses were attributable to the Catch/21 solution business which commenced operations in the current fiscal year. These expenses consisted primarily of marketing, advertising and facilities expenses.

In fiscal 1996, selling, general and administrative expenses increased $979,000 or 16.2% over the prior year. The contract computer programming business incurred increases amounting to $1,418,000 which resulted primarily from increased personnel in recruiting and sales, including those hired to staff a new office in Connecticut. The increase also included additional commission based compensation due to the increased revenues. Expenses decreased in construction specifications and health care by $227,000 and $212,000 respectively due to the termination of those businesses.

Other Income
------------

Fiscal 1997 other income resulted primarily from interest and dividend income which decreased by $68,000 to $159,000 due to a lower average investable base. During fiscal 1997 the Company recorded other income of $77,000 in connection with the termination agreement for its construction specifications subsidiary. Gain from the sale of securities of $59,000 resulted from the purchase and sale of marketable equity securities during the period.

Interest and dividend income increased $19,000 in fiscal 1996 on a lower average investable base due to higher rates paid on the Company's treasury bills. Gains from the sale of securities resulted from the purchase and sale of marketable equity securities during the period, none of which were held at the end of fiscal year 1996.

Income Taxes
------------

The effective income tax rate increased to 45.0% in fiscal 1997 from 43.5% in the fiscal 1996 because the losses incurred by the Year 2000 code conversion business were not available to offset state and local income taxes other than for New York State.

The effective income tax rate dropped to 43.5% in fiscal 1996 from 46.1% in the prior year because of lower state and local taxes, as the majority of the Company's growth came from New Jersey as compared with New York City, which has a higher combined tax rate.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

Subject to continued profitability, the Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its requirements with respect to its existing business. The Company also expects its cash flow from operations, cash and short-term marketable securities to be sufficient for the foreseeable future to meet its cash requirements, including its substantial investment in the Catch/21 Year 2000 compliance solution business.

At May 31, 1997, the Company had working capital of $9,884,000 and cash and cash equivalents of $2,931,000 as compared to working capital of $8,358,000 and cash and cash equivalents of $2,959,000 at May 31, 1996. Working capital increased due to the Company's net income in the 1997 fiscal year. Cash and equivalents declined slightly from May 31, 1996 to May 31, 1997 due to the cash used in operations, as discussed below, which was mostly offset by the cash and cash equivalents generated from the maturity of marketable securities to finance such cash used in operations.

Net cash flow of $1,405,000 was used in operations during fiscal 1997 as compared to $711,000 of net cash flow provided by operations in fiscal 1996. While the Company had net income of $1,796,000, in fiscal 1997 the Company had cash flow used in operations as a result of an increase in accounts receivable of $4,386,000 from $6,022,000 at May 31, 1996 to $10,408,000 at May 31, 1997.
The increase in accounts receivable occurred primarily because of the substantial revenue increase. The cash used in operations as a result of the increase in accounts receivable was offset to some extent by the increase in the Company's accounts payable and accrued expenses of $693,000 from $2,001,000 at May 31, 1996 to $2,694,000 at May 31, 1997. The increase in accounts payable and accrued expenses resulted from the increase in cost of sales.

Cash flow provided by investing activities resulted primarily from the Company's decisions to not roll over some maturing United States Treasury Bills. The cash made available was used to finance the increase in accounts receivable and the purchase of fixed assets. The increase in the purchase of fixed assets from $149,000 in fiscal 1996 to $425,000 in 1997 related primarily to the commencement of the Year 2000 compliance solution business.

The Company's capital resource commitments at May 31, 1997 consisted of lease obligations on its branch and corporate facilities amounting to $1,178,000 over the next five years. The Company intends to finance these commitments from cash flow provided by operations, available cash and short-term marketable securities.

During the 1997 fiscal year, the Company incurred total operating expenses of $758,000 in connection with the development and marketing of its Catch/21 Year 2000 compliance solution. The Company expects research and development costs and marketing costs relating to its Year 2000 conversion business to increase in fiscal 1998.

Although the Company's cash and marketable securities were sufficient to enable it to provide the cash necessary to finance the cash used in operations during fiscal 1997, the Company may require a credit facility to finance its accounts receivable if its accounts receivable continue to grow as a result of a continued significant increase in revenues. The Company has received a commitment for such a facility and is in the process of negotiating definitive agreements relating to such credit facility.

Forward-Looking Statements
--------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", including statements concerning the development of the Company's Catch/21 solution, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services and the Year 2000 compliance solution market, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to achieve commercial acceptance of its Catch/21 Year 2000 compliance solution.

New Accounting Pronouncements
-----------------------------

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which has been adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal 1997, the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was also adopted by the Company in fiscal 1997. The effect of adopting the standard is insignificant.

Statement of Financial Account Standards No. 128, "Earnings Per Share", is required to be adopted in fiscal 1998. At that time the Company will be required to change the method currently being used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock option plans will be excluded, but will be reflected in diluted earnings per share. The impact of SFAS No. 128 in the calculation of earnings per share is not expected to be material.

Item 8.  Financial Statements.
         ---------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditor..........................................      15

Financial Statements:

Consolidated Balance Sheets as of May 31, 1997 and 1996................      16

Consolidated Statements of Earnings for the
  years ended May 31, 1997, 1996 and 1995..............................      18

Consolidated Statements of Shareholders' Equity
  for the years ended May 31, 1997, 1996 and 1995......................      19

Consolidated Statements of Cash Flows for the
  years ended May 31, 1997, 1996 and 1995..............................      20

Notes to Consolidated Financial Statements.............................      21

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TSR, Inc.:

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles.



                                                  KPMG PEAT MARWICK LLP



Jericho, New York
July 15, 1997

                                                     TSR, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                        MAY 31, 1997 AND 1996

                                                                ASSETS
                                                                                                     1997                 1996
                                                                                                     ----                 ----

CURRENT ASSETS:
     Cash and cash equivalents (note 1(e))..............................................         $ 2,931,180          $ 2,958,922
     Marketable securities (note 1(f))..................................................              26,175            1,691,462
     Accounts receivable:
          Trade (net of allowance for doubtful accounts
            of $173,000 in 1997 and $164,000 in 1996)...................................          10,408,542            6,022,264
          Other.........................................................................              57,333               35,315
                                                                                                 -----------          -----------
                                                                                                  10,465,875            6,057,579

     Prepaid expenses...................................................................               3,860               34,039
     Prepaid and recoverable income taxes...............................................              11,095               29,875
     Deferred income taxes..............................................................              59,000              118,000
                                                                                                 -----------          -----------

               TOTAL CURRENT ASSETS.....................................................          13,497,185           10,889,877
                                                                                                 -----------          -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
     Equipment..........................................................................             641,862              429,236
     Furniture and fixtures.............................................................             169,330              151,032
     Automobiles........................................................................             252,553              262,805
     Leasehold improvements.............................................................              82,804               76,748
                                                                                                 -----------          -----------
                                                                                                   1,146,549              919,821

     Less accumulated depreciation and amortization.....................................             686,647              699,098
                                                                                                 -----------          -----------
                                                                                                     459,902              220,723

OTHER ASSETS............................................................................              57,782               34,091
DEFERRED INCOME TAXES (NOTE 2)..........................................................              29,000               22,000
                                                                                                 -----------          -----------
                                                                                                 $14,043,869          $11,166,691
                                                                                                 ===========          ===========


See accompanying notes to consolidated financial statements.



                                                                    (Continued)

                                                TSR, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS, CONTINUED
                                                   MAY 31, 1997 AND 1996


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                    1997                 1996
                                                                                                    ----                 ----
CURRENT LIABILITIES:
     Accounts and other payables........................................................         $   207,074          $   159,797
     Accrued and other liabilities:
          Salaries, wages and commissions...............................................           2,204,254            1,484,437
          Legal and professional fees...................................................              97,570               82,211
          Customer support..............................................................                --                182,600
          Other.........................................................................             184,964               91,859
                                                                                                 -----------          -----------
                                                                                                   2,486,788            1,841,107

     Advances from customers............................................................             783,892              399,945
     Income taxes payable...............................................................             135,173              130,695
                                                                                                 -----------           ----------

               TOTAL CURRENT LIABILITIES................................................           3,612,927            2,531,544

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)

SHAREHOLDERS' EQUITY (NOTES 4, 7 AND 9):
     Preferred stock, $1.00 par value,
        authorized 1,000,000 shares; none issued........................................                --                   --
     Common stock, $.01 par value, authorized
        4,000,000 shares; issued 2,914,138 and 4,939,192 shares.........................              29,141               49,392
     Additional paid-in capital.........................................................             907,588            1,538,277
     Retained earnings..................................................................           9,494,213           10,334,277
                                                                                                 -----------          -----------
                                                                                                  10,430,942           11,921,946

     Less 2,025,054 common shares in treasury in 1996, at cost..........................                --              3,286,799
                                                                                                 -----------          -----------
               TOTAL SHAREHOLDERS' EQUITY...............................................          10,430,942            8,635,147
                                                                                                 -----------          -----------
                                                                                                 $14,043,869          $11,166,691
                                                                                                 ===========          ===========

See accompanying notes to consolidated financial statements.



                                                TSR, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF EARNINGS
                                         YEARS ENDED MAY 31, 1997, 1996 AND 1995


                                                                                 1997                1996                1995
                                                                                 ----                ----                ----

REVENUES.............................................................         $49,704,325         $31,810,163         $26,674,386

COST OF SALES........................................................          37,485,148          23,317,141          19,351,891
RESEARCH AND DEVELOPMENT.............................................             324,768                --                  --
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................           8,924,027           7,037,025           6,058,504
                                                                              -----------         -----------         -----------
                                                                               46,733,943          30,354,166          25,410,395
                                                                              -----------         -----------         -----------

INCOME FROM OPERATIONS...............................................           2,970,382           1,455,997           1,263,991
                                                                              -----------         -----------         -----------

OTHER INCOME:
     Interest and dividend income....................................             159,324             227,184             208,244
     Gain from sales of securities, net..............................              59,439              23,508                --
     Gain (loss) from sales of assets................................              77,650                (424)             15,425
                                                                              -----------         -----------         -----------
                                                                                  296,413             250,268             223,669
                                                                              -----------         -----------         -----------

INCOME BEFORE INCOME TAXES...........................................           3,266,795           1,706,265           1,487,660

PROVISION FOR INCOME TAXES (NOTE 2)..................................           1,471,000             742,000             686,000
                                                                              -----------         -----------         -----------

     NET INCOME......................................................         $ 1,795,795         $   964,265         $   801,660
                                                                              ===========         ===========         ===========

NET INCOME PER COMMON SHARE..........................................         $      0.62         $      0.32         $      0.26
                                                                              ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING *........................................           2,914,138           2,996,514           3,029,138
                                                                              ===========         ===========         ===========


* Adjusted for a stock split in the form of a 100% stock dividend on November 14, 1996.



See accompanying notes to consolidated financial statements.

                                          TSR, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    YEARS ENDED MAY 31, 1997, 1996 AND 1995

                                                                                                                        TOTAL
                                                               ADDITIONAL                                               SHARE-
                                                  COMMON        PAID-IN           RETAINED           TREASURY          HOLDERS'
                                                  STOCK*        CAPITAL*          EARNINGS            STOCK             EQUITY
                                                 --------      ----------        -----------       -----------       -----------
BALANCE AT MAY 31, 1994......................    $ 49,392      $1,538,277        $ 9,174,180       $(2,954,043)      $ 7,807,806

NET INCOME...................................        --              --              801,660              --             801,660
                                                 --------      ----------        -----------       -----------       -----------

BALANCE AT MAY 31, 1995......................      49,392       1,538,277          9,975,840        (2,954,043)        8,609,466

CASH DIVIDENDS ($0.20 PER SHARE).............        --              --             (605,828)             --            (605,828)
PURCHASE OF TREASURY STOCK...................        --              --                 --            (332,756)         (332,756)
NET INCOME...................................        --              --              964,265              --             964,265
                                                 --------      ----------        -----------       -----------       -----------

BALANCE AT MAY 31, 1996......................      49,392       1,538,277         10,334,277        (3,286,799)        8,635,147

NET INCOME...................................        --              --            1,795,795              --           1,795,795
RETIRED TREASURY STOCK.......................     (20,251)       (630,689)        (2,635,859)        3,286,799              --
                                                 --------      ----------         ----------       -----------       -----------

BALANCE AT MAY 31, 1997......................    $ 29,141      $  907,588        $ 9,494,213       $      --         $10,430,942
                                                 ========      ==========        ===========       ===========       ===========


* Amounts adjusted for a stock split in the form of a 100% stock dividend on November 14, 1996.


See accompanying notes to consolidated financial statements.

                                              TSR, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        YEARS ENDED MAY 31, 1997, 1996 AND 1995


                                                                                     1997             1996           1995
                                                                                     ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................    $ 1,795,795      $  964,265      $  801,660
                                                                                 -----------      ----------      ----------
    Adjustments to reconcile net income to
          net cash provided by operating activities:
        Depreciation and amortization........................................        185,455         141,708         127,534
        Provision for losses (recovery) on accounts receivable...............           --            10,000          (5,000)
        Gain on sale of marketable securities, net...........................        (59,439)        (23,508)           --
        Loss (gain) on sale of fixed assets..................................        (77,650)            424         (15,425)
        Deferred income taxes................................................         52,000          16,000         (84,000)
        Changes in assets and liabilities:
           Accounts receivable-trade.........................................     (4,386,278)       (987,153)     (1,099,882)
           Other accounts receivable.........................................        (22,018)         82,220          (7,047)
           Prepaid expenses..................................................         30,179          (3,979)         24,411
           Prepaid and recoverable income taxes..............................         18,780           9,817         (22,898)
           Other assets......................................................        (23,691)        (10,770)          5,939
           Accounts payable and accrued expenses.............................        692,958         315,212         405,042
           Advances from customers...........................................        383,947         161,354         238,591
           Income taxes payable..............................................          4,478          35,583          (7,581)
                                                                                 -----------      ----------      ----------

        Total adjustments....................................................     (3,201,279)       (253,092)       (440,316)
                                                                                 -----------      ----------      ----------

    Net cash provided by (used in) operating activities......................     (1,405,484)        711,173         361,344
                                                                                 -----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturity and sale of marketable securities.............      4,846,275       8,079,734       3,006,577
        Purchase of marketable securities....................................     (3,121,549)     (5,393,507)     (5,835,390)
        Proceeds from sale of fixed assets...................................         77,650          15,756          16,763
        Purchase of fixed assets.............................................       (424,634)       (149,306)       (176,936)
                                                                                 -----------      ----------      ----------

    Net cash provided by (used in) investing activities......................      1,377,742       2,552,677      (2,988,986)
                                                                                 -----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid..................................................           --          (605,828)           --
        Purchase of treasury stock...........................................           --          (332,756)           --
                                                                                 -----------      ----------      ----------

    Net cash used in financing activities....................................           --          (938,584)           --
                                                                                 -----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................        (27,742)      2,325,266      (2,627,642)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............................      2,958,922         633,656       3,261,298
                                                                                 -----------      ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR.....................................    $ 2,931,180     $ 2,958,922      $  633,656
                                                                                 ===========     ===========      ==========

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid........................................................    $ 1,396,000     $   681,000         800,000
                                                                                 ===========     ===========      ==========

    Interest paid............................................................    $      --       $      --        $     --
                                                                                 ===========     ===========      ==========


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BUSINESS

          The Company is engaged in the business of providing contract computer programming services. The Company provides technical computer personnel to companies that desire to supplement their in-house information technology capabilities. During fiscal 1997, the Company developed Catch/21, a Year 2000 compliance solution which enables the Company to correct, on a substantially automated basis, problems which may occur in computer software as a result of the century change in the year 2000. The Company has recently commenced providing services to customers to make applications Year 2000 compliant. Previously, until March 1, 1996, the Company provided construction specifications databases on magnetic media, primarily to architectural and engineering firms, and, until October 8, 1995, provided temporary nurses and nurses' aides to health care facilities and home care patients.

          On October 8, 1995, the Company discontinued its health care services business by transferring the existing caseload to another licensed home care agency, which did not result in a gain or loss to the Company. Based on the agreement, the purchasing agency pays the Company 50% of the gross profit generated from the transferred accounts for a period of two years, which amounted to $132,000 and $46,000 included in revenues in fiscal 1997 and 1996, respectively.

          The Company's exclusive license to market construction specifications databases expired March 1, 1996. In June 1996, in accordance with the terms of the termination agreement of its licensing contract, the Company sold its customer database for $76,850 which was recorded as non-operating income in fiscal 1997.

     (B)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (C)  REVENUE RECOGNITION POLICY

          The Company recognizes contract computer programming services revenues as services are provided. Revenues from the maintenance and support of the Company's proprietary software are recognized monthly as services are rendered. The revenues from the licensing of construction specifications databases were recognized at shipment. The revenues from health care services were recognized as services were provided. Provided that acceptance is probable, revenue from code conversion is recognized as services are rendered.

     (D)  RESEARCH AND DEVELOPMENT

          In fiscal 1997 the Company commenced efforts to develop an automated solution to the Year 2000 compliance problem. The resultant software, Catch/21, has been used successfully to convert legacy IBM mainframe/COBOL and RPG applications to attain Year 2000 compliance. These expenditures will continue into fiscal 1998 as the Company seeks to expand its product offerings into additional computer platforms and languages.

     (E)  CASH AND CASH EQUIVALENTS

          The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 1997 and 1996:
                                                         1997           1996
                                                      ----------     ----------
      Cash in banks .............................     $  549,959     $  208,946
      Money Market Funds.........................      1,658,537      1,258,406
      US Treasury Bills..........................        722,684      1,491,570
                                                      ----------     ----------
                                                      $2,931,180     $2,958,922
                                                      ==========     ==========

                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1997, 1996 AND 1995


     (F)  MARKETABLE SECURITIES

          The Company classifies securities as held to maturity and carries them at amortized cost only if it has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities are classified as trading securities or securities available for sale. Unrealized gains or losses for securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses for trading securities are included in earnings. The Company's marketable debt securities primarily consisting of U.S. Treasury Bills with a maturity at acquisition in excess of 90 days are classified as held to maturity securities and, its equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at May 31, 1997 and 1996, are as follows:

                                                                        Gross        Gross
                                                                     Unrealized   Unrealized
                                                         Amortized     Holding      Holding
                                                           Cost         Gains       Losses      Fair Value
                                                        ----------   ----------   ----------    ----------
          1997:  EQUITY SECURITIES...................   $   28,287     $  --       $(2,112)     $   26,175
                                                        ==========     =======     =======      ==========

          1996:  US Treasury Securities..............   $1,691,462     $14,086     $   --       $1,705,548
                                                        ==========     =======     =======      ==========

     (G)  DEPRECIATION AND AMORTIZATION

          Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

            Equipment...................    3 years
            Furniture and fixtures......    3 years
            Automobiles.................    3 years
            Leasehold improvements......    Lesser of lease term or useful life

     (H)  NET INCOME PER COMMON SHARE

          Net income per common share has been computed on the weighted average number of shares outstanding during the year of 2,914,138 in 1997, 2,996,514 in 1996, and 3,029,138 in 1995. The prior years' shares outstanding have been adjusted for a stock split in the form of a 100% stock dividend paid in November 1996. Since the assumed exercise of stock options and warrants would be less than 3% dilutive, shares issuable have not been included in the weighted average shares outstanding for those years.

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is required to be adopted in fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock option plans will be excluded, but will be reflected in diluted earnings per share. The impact of SFAS No. 128 on the calculation of earnings per share is not expected to be material.

     (I)  INCOME TAXES

          Deferred tax liabilities and assets are recognized for the future tax consequences attributable to temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. The effect of enacted tax law or rate changes is reflected in income in the period of enactment.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1997, 1996 AND 1995


     (J)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Marketable securities are carried at their fair value based upon quoted market values at May 31, 1997.

     (K)  USE OF ESTIMATES

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

     (L) ACCOUNTING FOR STOCK-BASED COMPENSATION

          The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On June 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.


(2)  INCOME TAXES

     A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 1997, 1996 and 1995 to the reported amounts is as follows:


                                                                 1997                    1996                   1995
                                                           AMOUNT         %        Amount        %       Amount          %
                                                        --------------------      -----------------      ------------------
     Amounts at statutory federal tax rate.........     $1,111,000      34.0%     $580,000     34.0%     $506,000      34.0%
     State and local taxes, net of
        federal income tax effect..................        313,000       9.6       123,000      7.2       142,000       9.5
     Non-deductible expenses.......................         48,000       1.4        39,000      2.3        39,000       2.6
     Other, net....................................         (1,000)      --           --        --         (1,000)      --
                                                        ----------      ----      --------     ----      --------      ----
                                                        $1,471,000      45.0%     $742,000     43.5%     $686,000      46.1%
                                                        ==========      ====      ========     ====      ========      ====

     The components of the provision for income taxes are as follows:

                                          Federal        State           Total
                                          --------      --------      ----------
           1997:  CURRENT..............  $945,000      $474,000      $1,419,000
                  DEFERRED.............    52,000          --            52,000
                                         --------      --------      ----------
                                         $997,000      $474,000      $1,471,000
                                         ========      ========      ==========

           1996:  Current..............  $539,000      $187,000      $  726,000
                  Deferred.............    16,000          --            16,000
                                         --------      --------      ----------
                                         $555,000      $187,000      $  742,000
                                         ========      ========      ==========

           1995:  Current..............  $556,000      $214,000      $  770,000
                  Deferred.............   (84,000)         --           (84,000)
                                         --------      --------      ----------
                                         $472,000      $214,000      $  686,000
                                         ========      ========      ==========


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1997, 1996 AND 1995


     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 1997 and 1996 are as follows:

                                                          1997        1996
                                                          ----        ----
       Allowance for doubtful accounts receivable....   $59,000     $ 56,000
       Equipment and leasehold improvement
         depreciation and amortization...............    29,000       22,000
       Accrued customer support......................      --         62,000
                                                        -------     --------
         Total deferred income tax assets............   $88,000     $140,000
                                                        =======     ========

     The Company believes that it is more likely than not that it will realize its deferred tax asset of $88,000 at May 31, 1997 based on the Company's recent earnings.


(3)  SEGMENT REPORTING AND MAJOR CUSTOMERS

     The Company currently operates in one business segment, computer software, and is engaged primarily in the business of providing contract computer programming and Year 2000 compliance solution services. Previously, from fiscal 1993 through fiscal 1996, the Company also provided temporary nurses and nurses' aides to health care facilities and home care patients. The following table summarizes certain financial information for the computer software segment and the health care services segment as of and for the years ended May 31, 1997, 1996 and 1995.

                                                                    COMPUTER        HEALTH                        CONSOLIDATED
                                                                    SOFTWARE         CARE          CORPORATE         TOTAL
                                                                  -----------      --------       ----------      ------------

     Revenues to                          1997.............       $49,571,888      $132,437             --        $49,704,325
                                                                  ===========      ========       ==========      ===========
        unaffiliated customers            1996.............        31,365,091       445,072             --         31,810,163
                                                                  ===========      ========       ==========      ===========
                                          1995.............        25,726,756       947,630             --         26,674,386
                                                                  ===========      ========       ==========      ===========

     Operating profit                     1997.............         2,839,329       131,053             --          2,970,382
                                                                  ===========      ========       ==========      ===========
                                          1996.............         1,374,076        81,921             --          1,455,997
                                                                  ===========      ========       ==========      ===========
                                          1995.............         1,263,351           640             --          1,263,991
                                                                  ===========      ========       ==========      ===========

     Identifiable assets                  1997.............        10,987,419          --          3,056,450(1)    14,043,869
                                                                  ===========      ========       ==========      ===========
                                          1996.............         6,345,536           896        4,820,259(1)    11,166,691
                                                                  ===========      ========       ==========      ===========
                                          1995.............         5,251,621       193,711        5,183,529(1)    10,628,861
                                                                  ===========      ========       ==========      ===========

     Capital expenditures                 1997.............           424,634          --               --            424,634
                                                                  ===========      ========       ==========      ===========
                                          1996.............           135,084        14,222             --            149,306
                                                                  ===========      ========       ==========      ===========
                                          1995.............           176,936          --               --            176,936
                                                                  ===========      ========       ==========      ===========

     Depreciation and amortization        1997.............           184,262         1,193             --            185,455
                                                                  ===========      ========       ==========      ===========
                                          1996.............           134,419         7,289             --            141,708
                                                                  ===========      ========       ==========      ===========
                                          1995.............       $   113,360      $ 14,174       $     --        $   127,534
                                                                  ===========      ========       ==========      ===========

     (1) Corporate identifiable assets consist of cash, marketable securities and prepaid, recoverable and deferred income taxes.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1997, 1996 AND 1995


     In the fiscal years ended May 31, 1997, 1996 and 1995 the Company derived 16.3%, 22.4%, and 12.8% respectively, of consolidated revenues from one customer for contract computer programming services. The Company derived 10.3% of consolidated revenues from another contract computer programming services customer in fiscal 1997. The two previously mentioned customers represented 12.2% and 11.7%, respectively, of consolidated trade accounts receivable as of May 31, 1997.


(4)  STOCK OPTIONS

     The Board of Directors of the Company has approved the 1997 Employee Stock Option Plan. The plan provides for the granting of options to purchase up to 400,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable after one year from date of grant and expire on the third anniversary of the date of grant. Treatment of the options granted, to the extent allowable, as Incentive Stock Options is subject to shareholder approval. None of the options granted in fiscal 1997 were granted to officers or directors of the Company.

                                                      STOCK OPTIONS OUTSTANDING

                                                                    EXERCISE
                                                         SHARES       PRICE
                                                        -------     --------
        Balance May 31, 1996..........................        0      $ 0.00
        Options granted...............................  110,000       18.25
                                                        -------      ------

        BALANCE AT MAY 31, 1997 (none exercisable)....  110,000      $18.25
                                                        =======      ======

     The per share weighted-average fair value of stock options granted during 1997 was approximately $9.95 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%,expected stock volatility of 100% and an expected option life of two years.

     The Company applies APB Opinion No. 25 in accounting for its stock option grants and accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and net income per common share in fiscal 1997 would have been reduced to the pro forma amounts indicated below:

                                                                     1997
                                                                     ----
        Net Income:       As reported......................       $1,795,795
                          Pro forma .......................        1,746,000

        Net income per
           common share:  As reported......................       $     0.62
                          Pro forma........................             0.60

                                                                   (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1997, 1996 AND 1995

(5)  COMMITMENTS

     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 1997 follows:

                       FISCAL YEAR                AMOUNT
                       -----------                ------
                       1998..................    $334,000
                       1999..................     321,000
                       2000..................     267,000
                       2001..................     124,000
                       Thereafter............     132,000

     Total rent expenses under all lease agreements amounted to $236,000, $211,000, and $190,000 and in 1997, 1996 and 1995, respectively.

(6)  EMPLOYMENT AGREEMENTS

     In June 1994, an employment agreement was entered into with the President of the contract computer programming subsidiary providing for an annual base salary of $150,000 and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract computer programming subsidiary. During fiscal 1997, 1996, and 1995, $407,000, $253,000 and
     $253,000 was paid as incentive compensation. This agreement is for a five year term and provides for severance, in the event of termination, of the base salary for the shorter of three years or the remainder of the original term.

     In June 1997, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer which terminates May 31, 2002. This agreement provides for an initial base salary of $375,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000. In fiscal 1997, 1996 and 1995, the minimum bonus of 7.5% of pre-tax profit was awarded, which amounted to $265,000, $139,000 and $120,000 respectively under a similar plan included in this executive's prior contract.

(7)  TREASURY STOCK

     During fiscal 1996, under a buy-back plan authorized by the Board of Directors to repurchase up to 300,000 shares of the Company's common stock, the Company purchased for $332,756, 115,000 shares of its common stock at the market value of the stock on the purchase date. The remaining authorization under the buy-back plan has been canceled. During fiscal 1997, the Company retired all its previously acquired treasury stock, which amounted to 2,025,054 shares.

(8)  CASH DIVIDEND

     On July 18, 1995 the Board of Directors of the Company declared a cash dividend of $0.20 per share on Common Stock payable on August 28, 1995 to shareholders of record on July 31, 1995. The Company funded such dividend from its available cash and maturing marketable securities. This dividend, which amounted to $605,828, did not have a material impact on the liquidity of the Company. The Company has not adopted a policy of paying dividends on a regular periodic basis, and does not expect to declare a cash dividend for fiscal 1997.

(9)  STOCK DIVIDEND

     On October 10, 1996 the Board of Directors of the Company declared a stock split in the form of a 100% stock dividend on the shares of Common Stock payable November 14, 1996 to stockholders of record as of October 28, 1996. All data for prior periods has been adjusted accordingly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

None

PART III

Item 10.  Directors and Executive Officers of the Company.
          ------------------------------------------------

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 1997 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.
          -----------------------

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 1997 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 1997 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 1997 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits; Financial Statement Schedules, and Reports on Form 8-K.
          -----------------------------------------------------------------

(a) Exhibits:
    ---------

      3.1 Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended
                May 31, 1992.

      3.2       Bylaws of the Company, as amended, incorporated by reference to
                Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1992.

     10.1 Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1, 1994, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB filed by the Company for the fiscal year ended May 31, 1995.

     10.2       1997 Employee Stock Option Plan.

     10.3       Form of Employee Stock Option Agreement.

     10.4 Employment Agreement dated June 1, 1997 between the Company and Joseph F. Hughes.

     10.5 Subscription and Shareholders Agreement dated September 30, 1996 among the Company, Catch/21 Enterprises Incorporated and William Connor, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended November 30, 1996.

     21         List of Subsidiaries.

     27         Financial Data Schedule.

(b)  Reports on Form 8-K:
     --------------------

     None

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


TSR, INC.


By:  /s/ J.F. HUGHES
     ---------------------------------------------------------------------
     J. F. Hughes, Chairman


Dated:  August 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By:  /s/ J.F. HUGHES
     ---------------------------------------------------------------------
     J. F. Hughes, President, Treasurer and Director


By:  /s/ JOHN G. SHARKEY
     ---------------------------------------------------------------------
     John G. Sharkey, Vice President, Finance, Controller and Secretary


By:  /s/ ERNEST G. BAGO
     ---------------------------------------------------------------------
     Ernest G. Bago, President, TSR Consulting Services, Inc. and Director


By:  /s/ JOHN H. HOCHULI, JR.
     ---------------------------------------------------------------------
     John H. Hochuli, Jr., Director


By:  /s/ JAMES J. HILL
     ---------------------------------------------------------------------
     James J. Hill, Director


Dated: August 27, 1997

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 1997


EXHIBIT                                                                                            SEQUENTIAL
NUMBER                                 EXHIBIT                                                       PAGE #
-------                                -------                                                     ----------
  3.1   Articles of Incorporation of the Company, as amended, incorporated by reference                N/A
        to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1992.

  3.2   Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the             N/A
        Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31,
        1992.

 10.1   Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1,                 N/A
        1994, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB
        filed by the Company for the fiscal year ended May 31, 1995.

 10.2   1997 Employee Stock Option Plan.

 10.3   Form of Employee Stock Option Agreement.

 10.4   Employment Agreement dated July 1, 1997 between the Company and Joseph F.
        Hughes.

 10.5   Subscription and Shareholders Agreement dated September 30, 1996 among the                     N/A
        Company, Catch/21 Enterprises Incorporated and William Connor, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended November 30, 1996.

 21     List of Subsidiaries.

 27     Financial Data Schedule.
