Form 10-Q
period 1997-08-31
TSR INC
filed 1997-10-14
CIK 98338

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 -------------

                                  FORM 10-Q

                                 -------------

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the period ended August 31, 1997

           [ ] Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______

                         Commission File Number: 0-8656
                                                 ------

                                    TSR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               13-2635899
      -------------------------------              -------------------
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

           2,914,138 shares of common stock, par value $.01 per share, as of September 30, 1997.

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
Part I. Financial Information:

   Item 1. Financial Statements:

         Consolidated Condensed Balance Sheets -
             August 31, 1997 and May 31, 1997.................................3

         Consolidated Condensed Statements of Earnings -
             For the three months ended August 31, 1997 and 1996..............4

         Consolidated Condensed Statements of Cash Flows -
             For the three months ended August 31, 1997 and 1996..............5

         Notes to Consolidated Condensed Financial Statements.................6

   Item 2. Management's Discussion and Analysis...............................7

Part II. Other Information...................................................10

Signatures...................................................................10


Part I.  Financial Information
         Item 1.  Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   August 31,     May 31,
ASSETS                                                               1997          1997
                                                                  -----------   -----------
Current Assets:
   Cash and cash equivalents (Note 6)..........................   $ 2,724,989   $ 2,931,180
   Marketable securities (Note 7)..............................        30,125        26,175
   Accounts receivable (net of allowance for doubtful
     accounts of $173,000)                                         11,312,087    10,408,542
   Other receivables...........................................        59,632        57,333
   Prepaid expenses............................................          --           3,860
   Prepaid and recoverable income taxes........................            50        11,095
   Deferred income taxes ......................................        59,000        59,000
                                                                  -----------   -----------
         Total current assets .................................    14,185,883    13,497,185

Equipment and leasehold improvements, at cost (net of
  accumulated depreciation and amortization of $764,000
  and $687,000) ........ ......................................       755,633       459,902
Other assets...................................................        45,195        57,782
Deferred income taxes .........................................        36,000        29,000
                                                                  -----------   -----------
                                                                  $15,022,711   $14,043,869
                                                                  ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and other payables................................    $   321,241   $   207,074
   Accrued and other liabilities..............................      2,623,594     2,486,788
   Income taxes payable.......................................        320,622       135,173
   Advances from customers ...................................        857,209       783,892
                                                                  -----------   -----------
       Total current liabilities .............................      4,122,666     3,612,927
                                                                  -----------   -----------
Shareholders' Equity:
   Preferred stock, $1 par value, authorized
     1,000,000 shares; none issued ...........................           --            --
   Common stock, $.01 par value, authorized
     4,000,000 shares; issued  2,941,138 shares                        29,141        29,141
   Additional paid-in capital.................................        907,588       907,588
   Retained earnings .........................................      9,963,316     9,494,213
                                                                  -----------   -----------
                                                                   10,900,045    10,430,942
                                                                  -----------   -----------
                                                                  $15,022,711   $14,043,869
                                                                  ===========   ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                                    Three Months Ended
                                                                         August 31,
                                                               -------------------------
                                                                   1997          1996
                                                               -----------    ----------
Revenues.....................................................  $15,778,845    $9,906,821

Cost of sales................................................   11,947,018     7,418,799
Research and development.....................................      165,254        13,487
Selling, general and administrative expenses.................    2,814,215     1,935,964
                                                               -----------    ----------
                                                                14,926,487     9,368,250

Income from operations......................................       852,358       538,571

Other income:
  Interest and dividend income..............................        31,195        53,109
  Gains on marketable securities, net.......................         3,950        12,021
  Gain from sales of assets.................................         8,600        77,650
                                                               -----------    ----------

Income before income taxes..................................       896,103       681,351

Provision for income taxes..................................       427,000       296,000
                                                               -----------    ----------
  Net income ...............................................   $   469,103    $  385,351
                                                               ===========    ==========
Net income per common share.................................   $      0.16    $     0.13
                                                               ===========    ==========

Weighted average number of common shares outstanding*. .....   $ 2,947,662    $2,914,138
                                                               ===========    ==========

---------------
* Adjusted for a stock split in the form of a 100% stock dividend on November 14, 1996.

  The accompanying notes are an integral part of these consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                                  Three Months Ended
                                                                       August 31,
                                                              -----------------------
                                                                  1997         1996
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  469,103     $ 385,351
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization.........................      77,598        35,049
      Gain from sales of assets  ...........................      (8,600)      (77,650)
      Deferred income taxes.................................      (7,000)       16,000
      Gain on sales of marketable securities, net...........      (3,950)      (12,021)
      Changes in assets and liabilities:
        Accounts receivable.................................    (903,545)   (1,246,558)
        Other receivables...................................      (2,299)          163
        Prepaid expenses....................................       3,860        33,771
        Prepaid and recoverable income taxes................      11,045        29,850
        Other assets........................................      12,587         1,500
        Accounts payable and accrued expenses...............     250,973        95,901
        Income taxes payable................................     185,449       177,263
       Advances from customers .............................      73,317       (10,004)
                                                              ----------    ----------

     Total adjustments......................................    (310,565)     (956,736)
                                                              ----------    ----------

   Net cash provided by (used in) operating activities......     158,538      (571,385)
                                                              ----------    ----------
Cash flows from investing activities:
  Proceeds from maturities and sales of marketable
    securities..............................................       --        1,307,789
  Purchases of marketable securities........................       --       (1,588,242)
  Purchases of fixed assets.................................    (373,329)      (74,523)
  Proceeds from sales of assets.............................       8,600        77,650
                                                              ----------    ----------

 Net cash used in investing activities......................    (364,729)     (277,326)
                                                              ----------    ----------

Net decrease in cash and cash equivalents...................    (206,191)     (848,711)
Cash and cash equivalents at beginning of period............   2,931,180     2,958,922
                                                              ----------    ----------

Cash and cash equivalents at end of period..................  $2,724,989    $2,110,211
                                                              ==========    ==========

Supplemental Disclosures:
  Income tax payments.......................................  $  238,000    $   73,000
                                                              ==========    ===========
  Interest paid.............................................  $     --      $     --
                                                              ==========    ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 1997

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, the consolidated results of operations, and consolidated cash flows for the periods presented.

3. The Company provides contract computer programming services and Year 2000 compliance solutions to its clients. The Company, in its contract computer programming service business, provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company has developed Catch/21, a Year 2000 compliance software solution that corrects, on a substantially automated basis, problems which may occur in computer software as a result of the century change in the year 2000. The Company has recently commenced providing conversion services to customers to make software applications Year 2000 compliant.

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 1997:

                                                        1997
                                                     ----------
               Cash in banks .....................   $  317,129
               Money Market Funds.................    1,420,906
               US Treasury Bills..................      986,954
                                                     ----------
                                                     $2,724,989
                                                     ==========

7. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at August 31, 1997 are as follows:
                                          Gross         Gross
                                        Unrealized    Unrealized
                          Amortized      Holding       Holding
                             Cost         Gains         Losses       Fair Value
                          ---------     ----------    ----------     ---------
   Equity Securities.....  $28,287        $1,838        $   --        $30,125
                           =======        ======        ======        =======

8. The Company's exclusive license to market construction specifications databases expired March 1, 1996. In June 1996, the Company sold its customer database for $76,850 which was recorded as non-operating income in the first quarter of fiscal 1997.


9. On October 10, 1996 the Board of Directors of the Company declared a stock split in the form of a 100% stock dividend on the shares of Common stock payable November 14, 1996 to stockholders of record as of October 28, 1996. All data for prior periods has been adjusted accordingly.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:

                                              3 Months Ended
                                                 August 31,
                              -----------------------------------------------
                                     1997                       1996
                              -------------------        --------------------
                                          (Amounts in Thousands)
                                           % of                        % of
                              Amount     Revenues        Amount      Revenues
                              ------     --------        ------      --------
Revenues ..................   $15,779      100.0         $9,907        100.0
Cost of Sales .............    11,947       75.7          7,419         74.9
                              -------      -----         ------        -----
Gross Profit ..............     3,832       24.3          2,488         25.1

Research and Development ..       165        1.1             13          0.1
Selling, General, and
  Administrative expenses .     2,815       17.8          1,936         19.5
                              -------      -----         ------        -----
Income from Operations ....       852        5.4            539          5.5
Other Income ..............        44        0.3            142          1.4
                              -------      -----         ------        -----

Income Before Income
  Taxes ...................       896        5.7            681          6.9

Provision for Income
  Taxes ..................        427        2.7            296          3.0
                              -------      -----         ------        -----
Net Income ...............    $   469        3.0         $  385          3.9
                              =======      =====         ======        =====

Revenues

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues for the quarter ended August 31, 1997 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the quarter ended August 31, 1997 increased $5,872,000 or 59.3% over the comparable period in fiscal 1997.

Contract computer programming services revenues increased $5,306,000 from $9,869,000 in the quarter ended August 31, 1996 to $15,175,000 in the quarter ended August 31, 1997. This increase resulted from an overall increase in the number of programmers on billing with clients from an average of approximately 305 in the quarter ended August 31, 1996 to approximately 448 in the quarter ended August 31, 1997.

At the end of fiscal 1997 a large project for AT&T ended which slowed the rate of growth in contract computer programming revenues in the first quarter of fiscal 1998 compared with the quarter ended May 31, 1997. The Company does not expect that its revenues in fiscal 1998 will increase at the rate of growth experienced in fiscal 1997, as it does not anticipate the same opportunity for large staffing projects in fiscal 1998 as it had in fiscal 1997.

Revenues from the Company's Year 2000 business, which was commenced in fiscal 1997, were $585,000 for the quarter ended August 31, 1997. During the current quarter the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 4,000,000 lines of code for client software applications for a total of eight customers. These projects are in various stages and the Company expects, assuming successful completion of these projects, to receive additional conversion projects from many of these companies.

The agreements under which the revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include amounts billed or paid prior to the final acceptance by the customer based upon management's belief that acceptance is probable.

Cost of Sales

Cost of sales as a percentage of revenues increased from 74.9% in the quarter ended August 31, 1996 to 75.7% in the quarter ended August 31, 1997. This increase is primarily attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

In the contract computer programming services business, cost of sales as a percentage of sales increased from 75.2% in the quarter ended August 31, 1996 to 76.2% in the quarter ended August 31, 1997. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $386,000 in the quarter ended August 31, 1997. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company expects cost of sales from the Year 2000 business to continue to increase due to the hiring and training of additional personnel in anticipation of future conversion projects. There were no cost of sales for the Year 2000 business in the quarter ended August 31, 1996.

Research and Development

Research and development costs of $165,000 in the quarter ended August 31, 1997 represent amounts expended by the Company to develop and enhance its Catch/21 Software Solution. Currently, the Catch/21 Software Solution can convert IBM mainframe COBOL and RPG applications. The development expenditures are expected to continue during fiscal 1998 as the Company seeks to expand its product offerings into additional computer platforms and languages such as PL/1, Assembler and several fourth generation language platforms which the Company expects to complete, subject to customer demand, during the next year. Research and development expenses in the quarter ended August 31, 1996 were $13,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $879,000 or 45.4% from $1,936,000 in the quarter ended August 31, 1996 to $2,814,000 in the quarter ended August 31, 1997. Selling, general and administrative expenses related to contract computer programming services increased $418,000 over the prior year period to $1,842,000. The increase was primarily attributable to additional sales commissions based on higher gross profits. In addition, this increase resulted, to a lesser extent, from expenses relating to the hiring of additional account executives and technical recruiting professionals to expand the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended August 31, 1997, approximately $554,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, advertising and facilities expenses of which approximately $150,000 related to a magazine advertising program promoting the Catch/21 Software Solution which program is not expected to continue. Comparable Year 2000 selling, general and administrative expenses in the quarter ended August 31, 1996 were $14,000.

Other Income

Other income resulted primarily from interest and dividend income which decreased by $22,000 to $31,000 due to lower average available investable funds in the quarter ended August 31, 1997. During the first quarter of fiscal 1997 the Company recorded other income of $77,000 in connection with the termination agreement for its construction specifications subsidiary.

Income Taxes

The effective income tax rate increased to 47.7% in the quarter ended August 31, 1997 from 43.5% in the quarter ended August 31, 1996 because the losses incurred by the Year 2000 business, operated out of the Company's Hauppauge, New York location, were not available to offset state and local income taxes other than for New York State.

Liquidity, Capital Resources and Changes in Financial Condition

Subject to continued profitability, the Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its requirements with respect to its existing business. The Company also expects its cash flow from operations, cash and short-term marketable securities to be sufficient for the foreseeable future to meet its cash requirements, including further acquisition of fixed assets and other investments in the Year 2000 business.

At August 31, 1997, the Company had working capital of $10,063,000 and cash and cash equivalents of $2,725,000 as compared to working capital of $9,884,000 and cash and cash equivalents of $2,931,000 at May 31, 1997. Working capital increased due to the Company's net income in the quarter ended August 31, 1997. Cash and equivalents declined from May 31, 1997 to August 31, 1997 primarily due to an increase in accounts receivable and to the purchase of fixed assets.

The Company had positive net cash flow of $159,000 from operations during the quarter ended August 31, 1997 as compared to negative net cash flow from operations of $571,000 in the quarter ended August 31, 1996. The Company had net income of $469,000, in the quarter ended August 31, 1997. However, the Company only had positive net cash flow of $159,000, primarily as a result of an increase in accounts receivable of $904,000 from $10,408,000 at May 31, 1997 to $11,312,000 at August 31, 1997. The increase in accounts receivable resulted primarily from the increase in revenues for the quarter. The cash used as a result of the increase in accounts receivable was offset to some extent by the increase in the Company's accounts payable and accrued expenses of $251,000 and an increase in income taxes payable of $185,000. The increase in accounts payable and accrued expenses resulted from the increase in cost of sales and the purchase of fixed assets near the end of the quarter. The increase in income taxes payable occurred because the federal income tax payment for the quarter was due after the end of the quarter.

Cash flow used in investing activities resulted primarily from the increase in the purchase of fixed assets in the quarter from $75,000 in fiscal 1997 to $373,000 in 1998. The significant increase was required for equipment to emulate client computer environments to enable sufficient testing and quality assurance of the Catch/21 Software Solution.

The Company's capital resource commitments at August 31, 1997 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

William Connor, the developer of the Catch/21 Software Solution owned 20% of the Common Stock of the Company's subsidiary which engages in the Year 2000 business. The Company has purchased Mr. Connor's interest in this subsidiary for $100,000 payable over a one year period and has entered into a new employment agreement with Mr. Connor under which he will be entitled to a salary and a bonus based on a percentage of the Company's revenues from the Catch/21 Software Solution in excess of $5,000,000 per year.

Although the Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the quarter ended August 31, 1997, the Company may require a credit facility to finance its accounts receivable if its accounts receivable continue to grow as a result of a significant increase in revenues. The Company has established a revolving line of credit of $5,000,000 with a major money center bank.

Forward-Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the development of the Company's Catch/21 software solution, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services and the Year 2000 business, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers and the risk that the Catch/21 software solution will not perform satisfactorily or achieve commercial acceptance.

                           TSR, INC. AND SUBSIDIARIES

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8K
                 (a). Exhibit 10.1: Agreement to purchase subsidiary minority interest between TSR, Inc. and William Connor dated September 1, 1997.

                 (b). Exhibit 10.2: Employment Agreement dated September 1, 1997 between TSR, Inc. and William Connor.

                 (c). Exhibit 10.3: Revolving Credit Agreement dated October 6,
                      1997 among TSR Consulting Services, Inc., TSR, Inc., Catch/21 Enterprises Incorporated and The Chase Manhattan Bank.

                 (d). Exhibit 27: Financial Data Schedule

                 (e). Reports on Form 8K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TSR, INC.
                  ---------------------------------------------
                                  (Registrant)


Date: October 9, 1997      /s/ J.F. Hughes
                               ----------------------------------------------
                               J.F. Hughes, Chairman, President and Treasurer

Date: October 9, 1997      /s/ John G. Sharkey
                               ----------------------------------------------
                               John G. Sharkey, Vice President, Finance

                                 EXHIBIT INDEX


EXHIBIT NO.
-----------
    10.1  Agreement

    10.2  Employment Agreement

    10.2  Revolving Credit Agreement

    27    Financial Data Schedule