Form 10-Q
period 1997-11-30
TSR INC
filed 1998-01-14
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X]   Quarterly Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                   For the period ended November 30, 1997
                                        ------------------

             [ ]   Transition Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                   For the transition period from ______ to ______


Commission File Number:              0-8656
                        -------------------------------------------------------


                                    TSR, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                13-2635899
-----------------------------------    ----------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


                      400 Oser Avenue, Hauppauge, NY 11788
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  516-231-0333
-------------------------------------------------------------------------------
                         (Registrant's telephone number)


                                      None
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           5,828,276 shares of common stock, par value $.01 per share, as of December 31, 1997.
           -----------------------------------------------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I. Financial Information:

        Item 1. Financial Statements:

                Consolidated Condensed Balance Sheets--
                  November 30, 1997 and May 31, 1997....................      3

                  Consolidated Condensed Statements of Earnings--
                    For the three months and six months ended
                    November 30, 1997 and 1996..........................      4

                  Consolidated Condensed Statements of Cash Flows--
                    For the six months ended November 30, 1997 and 1996..     5

                  Notes to Consolidated Condensed Financial Statements...     6

        Item 2. Management's Discussion and Analysis.....................     7

Part II. Other Information...............................................    12

Signatures...............................................................    12

Part I.  Financial Information
         Item 1.  Financial Statements

                                            TSR, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                           November 30,          May 31,
ASSETS                                                                                        1997                1997
                                                                                           ------------        -----------
Current Assets:
     Cash and cash equivalents (Note 6)............................................         $ 1,152,078        $ 2,931,180
     Marketable securities (Note 7)................................................             138,537             26,175
     Accounts receivable (net of allowance for
         doubtful accounts of $173,000)............................................          12,827,634         10,408,542
     Other receivables.............................................................             108,270             57,333
     Prepaid expenses..............................................................                --                3,860
     Prepaid and recoverable income taxes..........................................              50,900             11,095
     Deferred income taxes.........................................................              59,000             59,000
                                                                                            -----------        -----------
         Total current assets......................................................          14,336,419         13,497,185

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $875,000 and $687,000).......................           1,010,406            459,902
Other assets.......................................................................              36,830             57,782
Deferred income taxes..............................................................              49,000             29,000
                                                                                            -----------        -----------
                                                                                            $15,432,655        $14,043,869
                                                                                            ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables...................................................         $   191,971        $   207,074
     Accrued and other liabilities.................................................           2,673,457          2,486,788
     Income taxes payable..........................................................              10,472            135,173
     Advances from customers.......................................................             775,364            783,892
                                                                                            -----------        -----------
         Total current liabilities.................................................           3,651,264          3,612,927
                                                                                            -----------        -----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued.............................................                --                 --
     Common stock, $.01 par value, authorized 25,000,000
         shares; issued 5,828,276*.................................................              58,283             58,283
     Additional paid-in capital*...................................................             878,446            878,446
     Retained earnings.............................................................          10,844,662          9,494,213
                                                                                            -----------        -----------
                                                                                             11,781,391         10,430,942
                                                                                            -----------        -----------
                                                                                            $15,432,655        $14,043,869
                                                                                            ===========        ===========

*Adjusted for a stock split in the form of a 100% stock dividend on November 17, 1997.


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                               TSR, INC. AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                               FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                             Three Months Ended                     Six Months Ended
                                                                November 30,                          November 30,

                                                            1997             1996                 1997              1996
                                                        -----------      -----------          -----------       -----------
Revenues.........................................       $17,515,674      $11,792,516          $33,294,519       $21,699,337

Cost of sales....................................        12,671,061        8,887,196           24,618,079        16,305,995
Research and development.........................           211,930           80,480              377,184            93,967
Selling, general and administrative expenses              3,088,822        2,189,686            5,903,037         4,125,650
                                                        -----------      -----------          -----------       -----------
                                                         15,971,813       11,157,362           30,898,300        20,525,612
                                                        -----------      -----------          -----------       -----------

Income from operations...........................         1,543,861          635,154            2,396,219         1,173,725

Other income:
     Interest and dividend income................            41,075           36,672               72,270            89,781
     Gain (loss) on marketable securities........             3,410           (5,114)               7,360             6,907
     Gain (loss) from sales of assets............              --               --                  8,600            77,650
                                                        -----------      -----------          -----------       -----------

Income before income taxes.......................         1,588,346          666,712            2,484,449         1,348,063
Provision for income taxes.......................           707,000          302,000            1,134,000           598,000
                                                        -----------      -----------          -----------       -----------

     Net income..................................       $   881,346      $   364,712          $ 1,350,449       $   750,063
                                                        ===========      ===========          ===========       ===========

Net income per common share*.....................       $      0.15      $      0.06          $      0.23       $      0.13
                                                        ===========      ===========          ===========       ===========

Weighted average number of
   common shares outstanding*....................         5,966,704        5,828,276            5,942,206         5,828,276
                                                        ===========      ===========          ===========       ===========

*Adjusted for a stock split in the form of a 100% stock dividend on November 17, 1997.




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                                                                  Six Months Ended
                                                                                                    November 30,

                                                                                               1997               1996
                                                                                           -----------         -----------
Cash flows from operating activities:
     Net income....................................................................        $ 1,350,449         $   750,063
                                                                                           -----------         -----------
     Adjustments to reconcile net income
            to net cash provided by operating activities:
         Depreciation and amortization.............................................            188,097              76,072
         Gain from marketable securities...........................................             (7,360)             (6,907)
         Deferred income taxes.....................................................            (20,000)             23,000
         Gain on sales of assets...................................................             (8,600)            (77,650)
Changes in assets and liabilities:
             Accounts receivable...................................................         (2,419,092)         (3,690,843)
             Other receivables.....................................................            (50,937)            (18,143)
             Prepaid expenses......................................................              3,860             (20,098)
             Prepaid and recoverable income taxes..................................            (39,805)            (17,850)
             Other assets..........................................................             20,952               1,046
             Accounts payable and accrued expenses.................................            171,566             168,891
             Income taxes payable..................................................           (124,701)            (55,037)
             Advances from customers...............................................             (8,528)            179,410
                                                                                           -----------         -----------
         Total adjustments.........................................................         (2,294,548)         (3,438,109)
                                                                                           -----------         -----------
     Net cash used in operating activities.........................................           (944,099)         (2,688,046)
                                                                                           -----------         -----------
Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities...............               --             2,937,168
         Purchase of marketable securities.........................................           (105,002)         (2,465,112)
         Purchase of fixed assets..................................................           (738,601)           (142,413)
         Proceeds from sales of assets.............................................              8,600              77,650
                                                                                           -----------         -----------
     Net cash provided by investing activities.....................................           (835,003)            407,293
                                                                                           -----------         -----------

Net decrease in cash and cash equivalents..........................................         (1,779,102)         (2,280,753)
Cash and cash equivalents at beginning of period...................................          2,931,180           2,958,922
                                                                                           -----------         -----------

Cash and cash equivalents at end of period.........................................        $ 1,152,078         $   678,169
                                                                                           ===========         ===========

Supplemental Disclosures:
     Income tax payments (refunds), net............................................        $ 1,319,000         $   643,000
                                                                                           ===========         ===========

     Interest paid.................................................................        $      --           $      --
                                                                                           ===========         ===========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 1997:

       Cash in banks .............................       $   745,941
       Money Market Funds.........................           406,137
                                                         -----------
                                                         $ 1,152,078
                                                         ===========

7. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at November 30, 1997 are as follows:

                                                Gross       Gross
                                              Unrealized  Unrealized
                                   Amortized   Holding     Holding
                                     Cost       Gains      Losses    Fair Value
                                   ---------  ---------   ---------  ----------

       Equity Securities .......   $133,289    $6,590     $1,342     $138,537
                                   ========    ======     ======     ========

8. The Company's exclusive license to market construction specifications databases expired March 1, 1996. In June 1996, the Company sold its customer database for $76,850 which was recorded as non-operating income in the first quarter of fiscal 1997.

9. On October 22, 1997 the Board of Directors of the Company declared a stock split in the form of a 100% stock dividend on the shares of Common Stock payable November 17, 1997 to stockholders of record as of November 3, 1997. All data for prior periods has been adjusted accordingly.

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

Three months ended November 30, 1997 compared with three months ended November 30, 1996.
------------------------------------------------------------------------------



            (Amounts in Thousands)                                                       3 Months Ended
                                                                                          November 30,
                                                                       ----------------------------------------------------
                                                                               1997                         1996
                                                                       ----------------------       -----------------------
                                                                                      %  of                         %  of
                                                                       Amount        Revenues       Amount        Revenues
                                                                       ------        --------       ------        --------
Revenues .......................................................        $17,516        100.0        $11,792         100.0
Cost of Sales ..................................................         12,671         72.3          8,887          75.4
                                                                        -------        -----        -------         -----
Gross Profit ...................................................          4,845         27.7          2,905          24.6

Research and Development .......................................            212          1.2             80           0.7
Selling, General, and Administrative Expenses ..................          3,089         17.7          2,190          18.5
                                                                        -------        -----        -------         -----
Income from Operations .........................................          1,544          8.8            635           5.4

Other Income ...................................................             44          0.2             32           0.3
                                                                        -------        -----        -------         -----
Income Before Income Taxes .....................................          1,588          9.0            667           5.7

Provision for Income Taxes .....................................            707          4.0            302           2.6
                                                                        -------        -----        -------         -----
Net Income .....................................................        $   881          5.0        $   365           3.1
                                                                        =======        =====        =======         =====



Revenues
--------

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues for the quarter ended November 30, 1997 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the quarter ended November 30, 1997 increased $5,724,000 or 48.5% over the comparable period in fiscal 1997.

Contract computer programming services revenues increased $4,174,000 from $11,747,000 in the quarter ended November 30, 1996 to $15,921,000 in the quarter ended November 30, 1997. This increase resulted from an overall increase in the number of programmers on billing with clients from approximately 392 at November 30, 1996 to approximately 468 at November 30, 1997.

Revenues from the Company's Year 2000 business, which was commenced in fiscal 1997, were $1,580,000 for the quarter ended November 30, 1997. During the current quarter the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 6,000,000 lines of code for client software applications for a total of fifteen customers. These projects are in various stages and the Company expects, assuming successful completion of these projects, to receive additional conversion projects from many of these companies.

The agreements under which the revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include amounts billed or paid prior to the final acceptance by the customer based upon management's belief that acceptance is probable.

Cost of Sales
-------------

Cost of sales as a percentage of revenues decreased from 75.4% in the quarter ended November 30, 1996 to 72.3% in the quarter ended November 30, 1997. This decrease is primarily attributable to the cost of sales as a percentage of revenues in the Year 2000 business being less than the contract computer programming business.

In the contract computer programming services business, cost of sales as a percentage of sales increased from 75.7% in the quarter ended November 30, 1996 to 76.3% in the quarter ended November 30, 1997. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $522,000 or 33.0% of revenues in the quarter ended November 30, 1997. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company expects cost of sales from the Year 2000 business to continue to increase due to the hiring and training of additional personnel in anticipation of future conversion projects. There were no cost of sales for the Year 2000 business in the quarter ended November 30, 1996.

Research and Development
------------------------

Research and development costs of $212,000 in the quarter ended November 30, 1997 represent amounts expended by the Company to develop and enhance its Catch/21 Software Solution. Currently, the Catch/21 Software Solution can convert IBM mainframe COBOL and RPG applications. The development expenditures are expected to continue during fiscal 1998 as the Company seeks to expand its product offerings to enable it to convert software applications which run on additional computer platforms and are written in other languages such as PL/1, Assembler and several fourth generation language platforms which the Company expects to complete, subject to customer demand, during the next year. Research and development expenses in the quarter ended November 30, 1996 were $80,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $899,000 or 41.1% from $2,190,000 in the quarter ended November 30, 1996 to $3,089,000 in the quarter ended November 30, 1997. Selling, general and administrative expenses related to contract computer programming services increased $422,000 over the prior year period to $2,496,000. The increase was primarily attributable to additional sales commissions based on higher gross profits. In addition, this increase resulted, to a lesser extent, from expenses relating to the hiring of additional account executives and technical recruiting professionals to expand the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended November 30, 1997, approximately $593,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, advertising and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the quarter ended November 30, 1996 were $38,000.

Other Income
------------

The change in other income occurred primarily due to a net loss of $5,000 in marketable securities in 1996 versus a gain of $4,000 in the quarter ended November 30, 1997.

Income Taxes
------------

The effective income tax rate decreased to 44.5% in the quarter ended November 30, 1997 from 45.3% in the quarter ended November 30, 1996 because the profits from the Year 2000 business, operated out of the Company's Hauppauge, New York location, were not subject to state and local income taxes other than for New York State.

Six months ended November 30, 1997 compared with six months ended November 30, 1996.
------------------------------------------------------------------------------


                                                                                                 6 Months Ended
                                                                                                  November 30,
                                                                           --------------------------------------------------------
                                                                                     1997                            1996
                                                                           -------------------------        ------------------------
                                                                                            %  of                            %  of
                                                                            Amount        Revenues           Amount        Revenues
                                                                           -------        ----------        --------       ---------

Revenues .......................................................           $33,294           100.0           $21,699         100.0
Cost of Sales ..................................................            24,618            74.0            16,306          75.2
                                                                           -------           -----           -------         -----
Gross Profit ...................................................             8,676            26.0             5,393          24.8

Research and Development .......................................               377             1.1                94           0.4
Selling, General, and Administrative Expenses ..................             5,903            17.7             4,125          19.0
                                                                           -------           -----           -------         -----
Income from Operations .........................................             2,396             7.2             1,174           5.4

Other Income ...................................................                88             0.3               174           0.8
                                                                           -------           -----           -------         -----
Income Before Income Taxes .....................................             2,484             7.5             1,348           6.2

Provision for Income Taxes .....................................             1,134             3.4               598           2.7
                                                                           -------           -----           -------         -----
Net Income .....................................................           $ 1,350             4.1           $   750           3.5
                                                                           =======           =====           =======         =====

Revenues
--------

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues for the six months ended November 30, 1997 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the six months ended November 30, 1997 increased $11,595,000 or 53.4% over the comparable period in fiscal 1997.

Contract computer programming services revenues increased $9,480,000 from $21,616,000 in the six months ended November 30, 1996 to $31,096,000 in the six months ended November 30, 1997. This increase resulted from an overall increase in the number of programmers on billing with clients from approximately 392 at November 30, 1996 to approximately 468 at November 30, 1997.

Revenues from the Company's Year 2000 business, which was commenced in fiscal 1997, were $2,165,000 for the six months ended November 30, 1997. During the current period the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 10,000,000 lines of code for client software applications for a total of fifteen customers. These projects are in various stages and the Company expects, assuming successful completion of these projects, to receive additional conversion projects from many of these companies.

The agreements under which the revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include amounts billed or paid prior to the final acceptance by the customer based upon management's belief that acceptance is probable.

Cost of Sales
-------------

Cost of sales as a percentage of revenues decreased from 75.2% in the six months ended November 30, 1996 to 74.0% in the six months ended November 30, 1997. This decrease is primarily attributable to the cost of sales as a percentage of revenues in the Year 2000 business being less than the contract computer programming business.

In the contract computer programming services business, cost of sales as a percentage of sales increased from 75.4% in the six months ended November 30, 1996 to 76.2% in the comparable period ended November 30, 1997. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $908,000 or 41.9% of revenues in the six months ended November 30, 1997. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company expects cost of sales from the Year 2000 business to continue to increase due to the hiring and training of additional personnel in anticipation of future conversion projects. There were no cost of sales for the Year 2000 business in the period ended November 30, 1996.

Research and Development
------------------------

Research and development costs of $377,000 in the six months ended November 30, 1997 represent amounts expended by the Company to develop and enhance its Catch/21 Software Solution. Currently, the Catch/21 Software Solution can convert IBM mainframe COBOL and RPG applications. The development expenditures are expected to continue during fiscal 1998 as the Company seeks to expand its product offerings to enable it to convert software applications which run on additional computer platforms and are written in other languages such as PL/1, Assembler and several fourth generation language platforms which the Company expects to complete, subject to customer demand, during the next year. Research and development expenses in the period ended November 30, 1996 were $94,000.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $1,778,000 or 43.1% from $4,125,000 in the six months ended November 30, 1996 to $5,903,000 in the six months ended November 30, 1997. Selling, general and administrative expenses related to contract computer programming services increased $834,000 over the prior year period to $4,756,000. The increase was primarily attributable to additional sales commissions based on higher gross profits. In addition, this increase resulted, to a lesser extent, from expenses relating to the hiring of additional account executives and technical recruiting professionals to expand the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the six months ended November 30, 1997, approximately $1,147,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, advertising and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the period ended November 30, 1996 were $52,000.

Other Income
------------

The change in other income occurred primarily due to the sale of the Company's customer database from its construction specification subsidiary for $77,000 in the first quarter of fiscal 1997.

Income Taxes
------------

The effective income tax rate increased to 45.6% in the six months ended November 30, 1997 from 44.4% in the six months ended November 30, 1996 because the losses incurred by the Year 2000 business, operated out of the Company's Hauppauge, New York location, were not available to offset state and local income taxes other than for New York State.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its requirements. The Company also expects its cash flow from operations, cash and short-term marketable securities to be sufficient for the foreseeable future to meet its cash requirements, including further acquisition of fixed assets and other investments in the Year 2000 business.

At November 30, 1997, the Company had working capital of $10,685,000 and cash and cash equivalents of $1,152,000 as compared to working capital of $9,884,000 and cash and cash equivalents of $2,931,000 at May 31, 1997. Working capital increased due to the Company's net income in the six months ended November 30, 1997. Cash and equivalents declined from May 31, 1997 to November 30, 1997 primarily due to an increase in accounts receivable and the purchase of fixed assets.

The Company had negative net cash flow of $944,000 from operations during the six months ended November 30, 1997 as compared to negative net cash flow from operations of $2,688,000 in the six months ended November 30, 1996. The rate of negative cash flow declined in the six months ended November 30, 1997 from the six months ended November 30, 1996 because the rate of revenue growth in fiscal 1998 was less than fiscal 1997 while income from operations was higher. The Company had net income of $1,350,000, in the six months ended November 30, 1997. However, the Company had an increase in accounts receivable of $2,419,000 from $10,409,000 at May 31, 1997 to $12,828,000 at November 30, 1997. The increase in accounts receivable resulted primarily from the increase in revenues for the period.

Cash flow used in investing activities resulted primarily from the increase in the purchase of fixed assets in the six month period from $142,000 in fiscal 1997 to $739,000 in fiscal 1998. The significant increase was required for equipment to emulate client computer environments to enable sufficient testing and quality assurance of the Catch/21 Software Solution.

The Company's capital resource commitments at November 30, 1997 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

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

Although the Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 1997, the Company may require a credit facility to finance its accounts receivable if its accounts receivable continue to grow as a result of continued increases in revenues. The Company has established a revolving line of credit of $5,000,000 with a major money center bank.

Forward-Looking Statements
--------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the development of the Company's Catch/21 software solution, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services and the Year 2000 business, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers and the risk that the Catch/21 software solution will not achieve increased commercial acceptance.

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

                                                        TSR, INC.
                                            -----------------------------------
                                                      (Registrant)



Date: January 9, 1998                           /s/ J.F. HUGHES
                                   ---------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer



Date: January 9, 1998                          /s/ JOHN G. SHARKEY
                                   ---------------------------------------------
                                      John G. Sharkey, Vice President, Finance