Form 10-Q
period 1998-02-28
TSR INC
filed 1998-04-13
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X]   Quarterly Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                   For the period ended February 28, 1998
                                        -----------------

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

           5,988,276 shares of common stock, par value $.01 per share, as of March 31, 1998.
           -----------------------------------------------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I. Financial Information:

        Item 1. Financial Statements:

                Consolidated Condensed Balance Sheets--
                  February 28, 1998 and May 31, 1997.....................     3

                  Consolidated Condensed Statements of Earnings--
                    For the three months and nine months ended
                    February 28, 1998 and 1997...........................     4

                  Consolidated Condensed Statements of Cash Flows--
                    For the nine months ended February 28, 1998
                    and 1997.............................................     5

                  Notes to Consolidated Condensed Financial Statements...     6

        Item 2. Management's Discussion and Analysis.....................     7

Part II. Other Information...............................................    12

Signatures...............................................................    12





Part I.  Financial Information
         Item 1.  Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                            February 28,       May 31,
                                                                                               1998             1997
                                                                                           ------------       --------
ASSETS

Current Assets:
     Cash and cash equivalents (Note 6)............................................         $ 3,139,316        $ 2,931,180
     Marketable securities (Note 7)................................................             631,922             26,175
     Accounts receivable (net of allowance for
         doubtful accounts of $173,000)............................................          14,049,715         10,408,542
     Other receivables.............................................................              99,470             57,333
     Prepaid expenses..............................................................              13,923              3,860
     Prepaid and recoverable income taxes..........................................              40,185             11,095
     Deferred income taxes.........................................................              59,000             59,000
                                                                                            -----------        -----------
         Total current assets......................................................          18,033,531         13,497,185

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $999,000 and $687,000).......................           1,017,355            459,902
Other assets.......................................................................              65,995             57,782
Deferred income taxes..............................................................              68,000             29,000
                                                                                            -----------        -----------
                                                                                            $19,184,881        $14,043,869
                                                                                            ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables...................................................         $   140,030        $   207,074
     Accrued and other liabilities.................................................           2,785,074          2,486,788
     Income taxes payable..........................................................             159,709            135,173
     Advances from customers.......................................................             962,674            783,892
                                                                                            -----------        -----------
         Total current liabilities.................................................           4,047,487          3,612,927
                                                                                            -----------        -----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued.............................................                --                 --
     Common stock, $.01 par value, authorized 25,000,000
         shares; issued 5,988,276* and 5,828,276*..................................              59,883             58,283
     Additional paid-in capital ...................................................           3,183,246            878,446
     Retained earnings.............................................................          11,894,265          9,494,213
                                                                                            -----------        -----------
                                                                                             15,137,394         10,430,942
                                                                                            -----------        -----------
                                                                                            $19,184,881        $14,043,869
                                                                                            ===========        ===========



*Adjusted for a stock split in the form of a 100% stock dividend on November 17, 1997.

  The accompanying notes are an integral part of these consolidated condensed financial statements.





                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997


                                                             Three Months Ended                    Nine Months Ended
                                                                February 28,                          February 28,
                                                       ------------------------------         -----------------------------
                                                          1998               1997                1998              1997
                                                       -----------        -----------         -----------       -----------
Revenues.........................................      $17,966,457        $13,046,530         $51,260,976       $34,745,867

Cost of sales....................................       12,808,402          9,961,255          37,426,481        26,261,275
Research and development expenses................          211,696             96,419             588,880           190,386
Selling, general and
   administrative expenses.......................        3,093,832          2,259,650           8,996,869         6,391,275
                                                       -----------        -----------         -----------       -----------
                                                        16,113,930         12,317,324          47,012,230        32,842,936
                                                       -----------        -----------         -----------       -----------
Income from operations...........................        1,852,527            729,206           4,248,746         1,902,931

Other income:
     Interest and dividend income................           28,876             32,062             101,146           121,843
     Gain on marketable securities...............            6,200             50,444              13,560            57,351
     Gain from sales of assets...................             --                 --                 8,600            77,650
                                                       -----------        -----------         -----------       -----------
Income before income taxes.......................        1,887,603            811,712           4,372,052         2,159,775

Provision for income taxes.......................          838,000            358,000           1,972,000           956,000
                                                       -----------        -----------         -----------       -----------
     Net income..................................      $ 1,049,603        $   453,712         $ 2,400,052       $ 1,203,775
                                                       ===========        ===========         ===========       ===========
Basic net income per common share*...............      $      0.18        $      0.08         $      0.41       $      0.21
                                                       ===========        ===========         ===========       ===========
Diluted net income per common share*.............      $      0.17        $      0.08         $      0.40       $      0.21
                                                       ===========        ===========         ===========       ===========
Weighted average number of
   diluted common shares outstanding*............        6,165,503          5,828,276           5,977,381         5,828,276
                                                       ===========        ===========         ===========       ===========

* Adjusted for a stock split in the form of a 100% stock dividend on November 17, 1997.

  The accompanying notes are an integral part of these consolidated condensed financial statements.




                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997


                                                                                                 Nine Months Ended
                                                                                                    February 28,
                                                                                           -------------------------------
                                                                                               1998               1997
                                                                                           -----------         -----------
Cash flows from operating activities:
     Net income....................................................................        $ 2,400,052         $ 1,203,775
                                                                                           -----------         -----------
     Adjustments to reconcile net income
            to net cash provided by operating activities:
         Depreciation and amortization.............................................            312,534             116,377
         Gain from marketable securities...........................................            (13,560)            (57,351)
         Deferred income taxes.....................................................            (39,000)             35,000
         Gain on sales of assets...................................................             (8,600)            (77,650)
Changes in assets and liabilities:
             Accounts receivable...................................................         (3,641,173)         (4,192,702)
             Other receivables.....................................................            (42,137)            (59,403)
             Prepaid expenses......................................................            (10,063)              9,639
             Prepaid and recoverable income taxes..................................            (29,090)             15,637
             Other assets..........................................................             (8,213)                196
             Accounts payable and accrued expenses.................................            231,242             849,987
             Income taxes payable..................................................             24,536             (39,347)
             Advances from customers...............................................            178,782             347,908
                                                                                           -----------         -----------
         Total adjustments.........................................................         (3,044,742)         (3,051,709)
                                                                                           -----------         -----------
     Net cash used in operating activities.........................................           (644,690)         (1,847,934)
                                                                                           -----------         -----------

Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities...............           -                  3,655,638
         Purchase of marketable securities.........................................           (592,187)         (2,865,303)
         Purchase of fixed assets..................................................           (869,987)           (213,045)
         Proceeds from sales of assets.............................................              8,600              77,650
                                                                                           -----------         -----------
     Net cash provided by (used in) investing activities...........................         (1,453,574)            654,940
                                                                                           -----------         -----------
Cash flows from financing activities:
         Issuance of common stock..................................................          2,306,400               --
                                                                                           -----------         -----------
     Net cash provided by financing activities.....................................          2,306,400               --
                                                                                           -----------         -----------
Net increase (decrease) in cash and cash equivalents...............................            208,136          (1,192,994)
Cash and cash equivalents at beginning of period...................................          2,931,180           2,958,922
                                                                                           -----------         -----------

Cash and cash equivalents at end of period.........................................        $ 3,139,316         $ 1,765,928
                                                                                           ===========         ===========
Supplemental Disclosures:
     Income tax payments, net......................................................        $ 2,016,000         $   945,000
                                                                                           ===========         ===========
     Interest paid.................................................................        $      --           $      --
                                                                                           ===========         ===========



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 1998:

           Cash in banks .............................        $  683,180
           Money Market Funds.........................         1,962,551
           United States Treasury Bills...............           493,585
                                                              ----------
                                                              $3,139,316
                                                              ==========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at February 28, 1998 are as follows:



                                                                       Gross            Gross
                                                                     Unrealized      Unrealized
                                                  Amortized           Holding          Holding
                                                    Cost               Gains            Losses            Fair Value
                                                  --------            -------           ------            ----------
      United States Treasury Bills..........      $487,184            $   --            $   --             $487,184
      Equity Securities....................        133,290             11,448               --              144,738
                                                  --------            -------           ------             --------
                                                  $620,474            $11,448           $   --             $631,922
                                                  ========            =======           ======             ========



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

10. On January 30, 1998, the Company sold 160,000 shares of common stock at $16 per share in a private placement. The net proceeds to the Company after expenses were $2,306,400.

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

Three Months Ended February 28, 1998 as compared with three months ended February 28, 1997




             (Amounts in Thousands)                                                         3 Months Ended
                                                                                             February 28,
                                                                         --------------------------------------------------
                                                                                  1998                         1997
                                                                         ----------------------        --------------------
                                                                                         % of                        % of
                                                                         Amount        Revenues         Amount     Revenues
                                                                         -------       --------        -------     --------
         Revenues ....................................................   $17,967         100.0         $13,046       100.0
         Cost of Sales ...............................................    12,808          71.3               9        76.4
                                                                         -------         -----         -------       -----
         Gross Profit ................................................     5,159          28.7           3,085        23.6

         Research and Development Expenses............................       212           1.2              96         0.7
         Selling, General, and Administrative Expenses ...............     3,094          17.2                        17.3
                                                                         -------         -----         -------       -----
         Income from Operations ......................................     1,853          10.3             729         5.6

         Other Income ................................................        35             0              83          .6
                                                                         -------         -----         -------       -----
         Income Before Income Taxes ..................................     1,888          10.5             812         6.2
         Provision for Income Taxes ..................................       838           4.7             358         2.7
                                                                         -------         -----         -------       -----
         Net Income ..................................................   $ 1,050           5.8         $   454         3.5
                                                                         =======         =====         =======       =====

Revenues

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues for the quarter ended February 28, 1998 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the quarter ended February 28, 1998 increased $4,921,000 or 37.7% over the comparable period in fiscal 1997.

Contract computer programming services revenues increased $2,408,000 from $12,982,000 in the quarter ended February 28, 1997 to $15,390,000 in the quarter ended February 28, 1998. This increase resulted from an overall increase in the number of programmers on billing with clients from approximately 425 at February 28, 1997 to approximately 450 at February 28, 1998. Revenue growth during the quarter ended February 28, 1998 was affected due to the discontinuance of a significant project by the Company's largest customer, as a result of which computer programming personnel for the project provided by the Company were no longer required.

Revenues from the Company's Year 2000 business, which was commenced in fiscal 1997, were $2,561,000 for the quarter ended February 28, 1998. During the current quarter the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 10,000,000 lines of code for client software applications for a total of sixteen customers. Revenues for the Year 2000 business in the prior year period were $45,000.

The agreements under which the Year 2000 business revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include amounts billed or paid prior to the final acceptance by the customer based upon management's belief that acceptance is probable.

The Company received its initial revenues from the Year 2000 business during its 1997 fiscal year, and its revenues increased to $2,561,000 for the quarter ended February 28, 1998. However, the Company's Year 2000 business is still in the relatively early stages and, as a result, its quarterly revenues can be significantly impacted by the timing of releases of code by the Company's customers to the Company's conversion facility, as well as the timing of entering into agreements with new customers. At the present time, the Company has received less code from customers than it had expected based on customers' original estimates. In addition, the Company is experiencing more intense competition, which in turn is creating longer sales cycles and has impacted obtaining new customers. While the Company believes that its customers have been satisfied with the Company's Year 2000 conversion services and the performance of its Catch/21 software and that it is well positioned to expand its Year 2000 business, the above factors and the conditions of the Year 2000 industry generally make it difficult actually to predict near term revenues.

Cost of Sales

Cost of sales as a percentage of revenues decreased from 76.4% in the quarter ended February 28, 1997 to 71.3% in the quarter ended February 28, 1998. This decrease is primarily attributable to the cost of sales as a percentage of revenues in the Year 2000 business being less than the contract computer programming business.

In the contract computer programming services business, cost of sales as a percentage of sales increased from 76.3% in the quarter ended February 28, 1997 to 77.4% in the quarter ended February 28, 1998. This increase is attributable to increases in amounts paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $900,000 or 35.1% of revenues in the quarter ended February 28, 1998. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company has increased cost of sales from the Year 2000 business due to the hiring and training of additional personnel in anticipation of future conversion projects. During the current quarter, approximately 20 additional analysts were hired to increase future capacity. Cost of sales for the Year 2000 business in the quarter ended February 28, 1997 were $62,000.

Research and Development

Research and development costs of $212,000 in the quarter ended February 28, 1998 represent amounts expended by the Company to further develop and enhance its Catch/21 Software Solution. Currently, the Catch/21 Software Solution can convert IBM mainframe COBOL , PL/1, RPG, Assembler, CA-ADS, and CA-IDEAL applications. Additionally, several of the languages are supported in AS/400 and DEC/VAX environments. The development expenditures are expected to continue during calendar 1998 as the Company seeks to expand its product offerings to enable it to convert software applications which run on additional computer platforms and are written in other languages such as ADABASE/NATURAL, CA-EASYTRIEVE/EASYPLUS and other fourth generation language platforms which the Company expects to complete, subject to customer demand, during the next year. Research and development expenses in the quarter ended February 28, 1997 were $96,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $834,000 or 36.9% from $2,260,000 in the quarter ended February 28, 1997 to $3,094,000 in the quarter ended February 28, 1998. Selling, general and administrative expenses related to contract computer programming services increased $201,000 over the prior year period to $2,366,000. The increase was primarily attributable to additional sales commissions based on higher gross profits. In addition, this increase resulted, to a lesser extent, from expenses relating to the hiring of additional account executives and technical recruiting professionals to expand the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended February 28, 1998, approximately $726,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, advertising and facilities expenses. During the current quarter four sales people dedicated to the Year 2000 business were hired which will significantly increase selling expenses in the coming quarters. Comparable Year 2000 selling, general and administrative expenses in the quarter ended February 28, 1997 were $40,000.

Other Income

The change in other income occurred primarily due to a net gains of $50,000 in marketable securities in the fiscal 1997 quarter versus gains of $6,000 in the quarter ended February 28, 1998.

Income Taxes

The effective income tax rate increased to 44.4% in the quarter ended February 28, 1998 from 44.1% in the quarter ended February 28, 1997 due to higher state and local income taxes.

Nine months ended February 28, 1998 compared with nine months ended February 28, 1997.



                                                                                             9 Months Ended
                                                                                               February 28,
                                                                        -------------------------------------------------------
                                                                                  1998                           1997
                                                                        -------------------------        ----------------------
                                                                                           % of                          % of
                                                                         Amount          Revenues         Amount       Revenues
                                                                        --------         --------         -------      --------
         Revenues ...........................................           $ 51,261           100.0          $34,746        100.0
         Cost of Sales ......................................             37,426            73.0           26,261         75.6
                                                                        --------           -----          -------        -----
         Gross Profit .......................................             13,835            27.0            8,485         24.4

         Research and Development Expenses...................                589             1.1              191          0.5
         Selling, General, and Administrative Expenses ......              8,997            17.6            6,391         18.4
                                                                        --------           -----          -------        -----
         Income from Operations .............................              4,249             8.3            1,903          5.5

         Other Income .......................................                123             0.2              257          0.7
                                                                        --------           -----          -------        -----
         Income Before Income Taxes .........................              4,372             8.5            2,160          6.2

         Provision for Income Taxes .........................              1,972             3.8              956          2.7
                                                                        --------           -----          -------        -----
         Net Income .........................................            $ 2,400             4.7          $ 1,204          3.5
                                                                        ========           =====          =======        =====

Revenues

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues for the nine months ended February 28, 1998 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the nine months ended February 28, 1998 increased $16,515,000 or 47.5% over the comparable period in fiscal 1997.

Contract computer programming services revenues increased $11,888,000 from $34,598,000 in the nine months ended February 28, 1997 to $46,486,000 in the nine months ended February 28, 1998. This increase resulted from an overall increase in the number of programmers on billing with clients from approximately 425 at February 28, 1997 to approximately 450 at February 28, 1998. The rate of revenue growth has slowed during the nine months ended February 28, 1998 due to the discontinuance of certain projects by the Company's largest customer, as a result of which computer programming personnel for the projects provided by the Company were no longer required.

Revenues from the Company's Year 2000 business, which was commenced in fiscal 1997, were $4,726,000 for the nine months ended February 28, 1998. During the current period the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 20,000,000 lines of code for client software applications for a total of sixteen customers. Year 2000 revenues for the nine months ended February 28, 19987 were $45,000.

The agreements under which the Year 2000 business revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include amounts billed or paid prior to the final acceptance by the customer based upon management's belief that acceptance is probable.

Cost of Sales

Cost of sales as a percentage of revenues decreased from 75.6% in the nine months ended February 28, 1997 to 73.0% in the nine months ended February 28, 1998. This decrease is primarily attributable to the cost of sales as a percentage of revenues in the Year 2000 business being less than the contract computer programming business.

In the contract computer programming services business, cost of sales as a percentage of sales increased from 75.7% in the nine months ended February 28, 1997 to 76.6% in the comparable period ended February 28, 1998. This increase is attributable to increases in amounts paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $1,808,000 or 38.3% of revenues in the nine months ended February 28, 1998. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company has increased cost of sales from the Year 2000 business due to the hiring and training of additional personnel in anticipation of future conversion projects. Cost of sales for the Year 2000 business in the period ended February 28, 1997 amounted to $62,000.

Research and Development

Research and development costs of $589,000 in the nine months ended February 28, 1998 represent amounts expended by the Company to further develop and enhance its Catch/21 Software Solution. Currently, the Catch/21 Software Solution can convert IBM mainframe COBOL , PL/1, RPG, Assembler, CA-ADS, and CA-IDEAL applications. Additionally, several of the languages are supported in AS/400 and DEC/VAX environments. The development expenditures are expected to continue during calendar 1998 as the Company seeks to expand its product offerings to enable it to convert software applications which run on additional computer platforms and are written in other languages such as ADABASE/NATURAL, CA-EASYTRIEVE/EASYPLUS and other fourth generation language platforms which the Company expects to complete, subject to customer demand, during the next year. Research and development expenses in the period ended February 28, 1997 were $191,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $2,606,000 or 40.8% from $6,391,000 in the nine months ended February 28, 1997 to $8,997,000 in the nine months ended February 28, 1998. Selling, general and administrative expenses related to contract computer programming services increased $1,042,000 over the prior year period to $7,123,000. The increase was primarily attributable to additional sales commissions based on higher gross profits. In addition, this increase resulted, to a lesser extent, from expenses relating to the hiring of additional account executives and technical recruiting professionals to expand the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the nine months ended February 28, 1998, approximately $1,873,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, advertising and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the period ended February 28, 1997 were $92,000.

Other Income

The change in other income occurred primarily due to the sale of the Company's customer database from its construction specification subsidiary for $77,000 in the first quarter of fiscal 1997.

Income Taxes

The effective income tax rate increased to 45.1% in the nine months ended February 28, 1998 from 44.3% in the nine months ended February 28, 1997 due to higher state and local incomes taxes.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its cash requirements, including further acquisition of fixed assets and other investments in the Year 2000 business.

At February 28, 1998, the Company had working capital of $13,986,000 and cash and cash equivalents of $3,139,000 as compared to working capital of $9,884,000 and cash and cash equivalents of $2,931,000 at May 31, 1997. Working capital increased due to the Company's net income in the nine months ended February 28, 1998 and the sale of common stock. Although there was a significant working capital increase, cash and cash equivalents increased to a lesser extent from May 31, 1997 to February 28, 1998 primarily due to an increase in accounts receivable and the purchase of fixed assets.

The Company had negative net cash flow of $645,000 from operations during the nine months ended February 28, 1998 as compared to negative net cash flow from operations of $1,848,000 in the nine months ended February 28, 1997. The rate of negative cash flow declined in the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997 primarily due to higher income from operations. The Company had net income of $2,400,000, in the nine months ended February 28, 1998. However, the Company had an increase in accounts receivable of $3,641,000 from $10,409,000 at May 31, 1997 to $14,050,000 at
February 28, 1998. The increase in accounts receivable resulted primarily from the increase in revenues for the period.

Cash flow used in investing activities resulted primarily from purchases of fixed assets in the nine month period of $870,000 in fiscal 1998. This compares with fixed asset purchases of $213,000 in fiscal 1997. The significant increase was required for equipment to emulate client computer environments to enable sufficient testing and quality assurance of the Catch/21 Software Solution. Additionally, the Company invested $592,000 in marketable securities during the period, of which $487,000 was invested in United States Treasury Bills.

Cash flow from financing activities of $2,306,400 resulted from the sale of 160,000 shares of common stock at $16 per share, less expenses, in a private placement on January 30, 1998.

The Company's capital resource commitments at February 28, 1998 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

Although the Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 1998, the Company may require a credit facility to finance its accounts receivable if its accounts receivable continue to grow as a result of continued increases in revenues. The Company has established a revolving line of credit of $5,000,000 with a major money center bank. As of February 28, 1998 there were no amounts outstanding under this line of credit.

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

                           TSR, INC. AND SUBSIDIARIES

Part II.   Other Information

         Item 2.  Changes in Securities

                  On January 30, 1998, the Company sold 160,000 shares of common stock at $16 per share in a private placement to nine institutional and accredited investors identified by Janney Montgomery Scott, Inc. Janney Montgomery Scott, Inc. received a commission of 6% of the gross proceeds from the shares sold in the private placement. The shares were issues pursuant to an exemption provided by Section 506 under the Securities Act of 1933.

         Item 6.  Exhibits and Reports on Form 8K
                  (a).   Exhibit 27: Financial Data Schedule

                  (b). Report on Form 8K filed March 23, 1998 regarding the Company's Financial Press Release for the quarter and nine months ended February 28, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TSR, INC.
                          -----------------------------------------
                                       (Registrant)

Date: April 9, 1998

                          /s/ J.F. HUGHES
                          -----------------------------------------
                          J.F. Hughes, Chairman, President
                          and Treasurer

Date: April 9, 1998

                          /s/ JOHN G.  SHARKEY
                          -----------------------------------------
                          John G. Sharkey, Vice President, Finance