Form 10-K
period 1998-05-31
TSR INC
filed 1998-08-26
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

            [X]   Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act Of 1934

                     For the fiscal year ended May 31, 1998


                                       or


            [ ]    Transition Report Under Section 13 or 15(d) of
                       The Securities Exchange Act Of 1934

             For the transition period from __________ to __________


                         Commission File Number: 0-8656


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


   Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                ---------------
                                (Title of Class)


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

The aggregate market value was approximately $38,232,000 based on the market price of the Registrant's Common Stock at July 31, 1998 of $11.38 and excluding shares of common stock held by officers, directors and beneficial holders of 5% of the outstanding common stock of the Registrant, many of which persons may not be affiliates of the Registrant.

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

5,988,276 shares of Common Stock, par value $0.01 per share, as of July 31, 1998.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement in connection with the 1998 Annual Meeting of Shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.

General

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides technical computer personnel to companies to supplement their in-house information technology ("IT") capabilities. In addition, the Company has developed Catch/21, a Year 2000 compliance software solution ("Catch/21") which enables the Company to correct on a substantially automated basis problems which may occur in computer software as a result of the century change in the year 2000. The Company's contract computer programming services business has been the Company's primary focus and the Company believes that this business will be the Company's primary source of growth in the future.

The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. These clients are faced with the problem of maintaining and improving the service level of increasingly complex information systems. Accelerating technological changes make it increasingly difficult and expensive for IT managers to maintain the necessary in-house capabilities. In addition, IT managers are often subject to corporate pressures to downsize staff levels and reduce expenses relating to IT personnel, which makes outsourcing of computer personnel requirements an attractive alternative. In the year ended May 31, 1998 the Company provided IT staffing services to approximately 115 clients.

The Company has developed a software solution, called Catch/21, which automates to a significant extent the conversion process for applications which may not properly interpret dates after the year 1999. Catch/21 utilizes a sliding century approach, an internal modification technique, which dynamically adjusts the dates in the software application using a separate subroutine and then reinserts the information into the application without changing the program logic or the form in which data is stored. Currently, Catch/21 can be used to convert IBM mainframe, COBOL, RPG, PL/1, Assembler, CA-ADS, and CA- IDEAL applications. Additionally, several of the languages are supported in AS/400 and DEC/VAX environments. The Company has provided Year 2000 conversion services to approximately 20 companies and is engaged in discussions with potential clients concerning the Company's Year 2000 conversion services.

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

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through an office located in New York, New York and also maintains branch offices in Edison, New Jersey, Long Island, New York and Farmington, Connecticut. The Company does not currently intend to open additional offices, but will continue to seek to grow its business by adding account executives and technical recruiters in its existing offices. At these offices, as of May 31, 1998, the Company employed 19 persons who are responsible for recruiting technical personnel and 14 persons who are account executives.

MARKETING AND CLIENTS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 115 clients during the year ended May 31, 1998 as compared to 85 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. However, in the fiscal year ended May 31, 1998, the Company did not have any clients which constituted more than 10% of consolidated revenues. Additionally, the Company's top ten clients accounted for only 40% of consolidated revenues in fiscal 1998 as compared to 50% in fiscal 1997. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts. To this end, the Company expects to expand its sales force by 40%. This will give the account executives more time to spend with each account, as they will have fewer accounts to cover.

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

PROFESSIONAL STAFF AND RECRUITMENT

The Company maintains a database of over 35,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 19 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel or by third parties who have the required technical backgrounds to review the qualifications of the applicants.

Year 2000 Compliance Solution Services

The Company commenced in fiscal 1997 providing services to correct problems in software applications which occur as a result of the inability of software applications to correctly interpret date information after 1999. The Company uses an innovative approach through its proprietary Catch/21 Year 2000 compliance software solution. The Company's Catch/21 software solution does not modify the software application. Instead of expanding the date, changing the date format or otherwise modifying the program logic, the Catch/21 software uses a separate subroutine that dynamically adjusts the date information within the application. A command which calls up the separate subroutine is inserted into the source code by the Catch/21 software each time a date is required to be calculated. The subroutine shifts the dates in the application by designated number of years, referred to as the base year. The shifted dates are then used to calculate the date-related information and after such calculations are completed, the dates are restored to their original value and restored to the program. In those instances where dates used in calculations span more than one century, those specific date fields are manually expanded.

The Company believes that, due to the extent of the automation of its conversion process and the fact that the program logic is not modified, both the conversion time and testing time are reduced significantly. As a result, the Company believes that its approach reduces the time and cost of converting applications to be Year 2000 compliant. The Company believes that its cost structure for providing conversion services using Catch/21 permits it to charge less than other parties providing similar conversion services. As of May 31, 1998 the Company charges a fixed price of $0.30 and up per line of code. Currently, the Company's Catch/21 conversion software is designed for conversion of IBM mainframe COBOL, RPG, PL/1, Assembler, CA-ADS, and CA-IDEAL programs.

The Company uses a team of three analysts and an employee responsible for quality assurance on each conversion project. The Company estimates that presently each such team can analyze and convert approximately 300,000 lines of code per week, although there can be no assurance that the Company will be able to continue to achieve these levels. As of July 31, 1998, the Company has 48 employees directly involved in its Year 2000 business. The Company had previously hired analysts in anticipation of significant growth in its Year 2000 business. Due to slower than anticipated growth in its Year 2000 business, the Company reduced the number of employees in its Year 2000 business subsequent to its fiscal year end.

The Company has converted an aggregate of 27,000,000 lines of code pursuant to agreements with twenty companies. Revenue growth and contracts with new customers have been below Company expectations. In addition, the Company is experiencing more intense competition. Because of these factors it is difficult to accurately predict near term Year 2000 compliance solution revenues and the Company expects revenues may decline in its Year 2000 business. However, the Company is in the process of reducing expenses to appropriate levels to match its revenue stream.

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

Competition

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

Intellectual Property Rights

The Company's success in the Year 2000 compliance solution services business is dependent upon its Catch/21 Year 2000 software solution and other proprietary intellectual property rights. The Company has filed a patent application covering certain aspects of Catch/21. There can be no assurance that this patent application will result in patents being issued. Even if the Company obtains patent rights, the Company believes that the protection of its rights will depend primarily on its proprietary technology and techniques which constitute "trade secrets." There can be no assurance that any patents which may be issued to the Company will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented. The Company is aware of other patent applications that have been filed with respect to Year 2000 compliance software programs. It is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development or continued use of Catch/21 and that legal actions could be brought against the Company claiming infringement. In the event that the Company is unsuccessful against such a claim, it may be required to obtain licenses to such patents or to other patents or proprietary technology in order to continue to utilize Catch/21. There can be no assurance the Company will be able to obtain such licenses on commercially reasonable terms, if at all.

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

Personnel

As of July 31, 1998, the Company employs 387 people including its 3 executive officers. Of such employees 20 are engaged in sales, 19 are recruiters for programmers, 320 are technical and programming consultants, and 25 are in administration and clerical functions. Of the 387 employees, approximately 326 are employed in the contract computer programming business, 48 in the Year 2000 business and 13 are employed directly by the Company.

Item 2.  Properties.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 1998 and 1997:

                                             JUNE 1, 1997 - MAY 31, 1998
                                     -------------------------------------------
                                       1ST         2ND         3RD         4TH
                                     QUARTER     QUARTER     QUARTER     QUARTER
                                     -------     -------     -------     -------
High Sales Price...............      19-1/8      16-1/2      28-3/8      27
Low Sales Price................       8-3/8       9-1/4      13-3/4      10-1/4


                                             JUNE 1, 1996 - MAY 31, 1997
                                     -------------------------------------------
                                       1ST         2ND         3RD         4TH
                                     QUARTER     QUARTER     QUARTER     QUARTER
                                     -------     -------     -------     -------
High Sales Price...............       3-3/8       5-5/8      25-1/8      14-3/16
Low Sales Price................       1-15/16     2-1/16      4-3/4       6-1/2

There were 220 holders of record of the Company's Common Stock as of July 31, 1998. Additionally, the Company estimates that there were approximately 3,000 beneficial holders as of that date. On October 22, 1997, the Company declared a stock split in the form of a 100% stock dividend on the shares of common stock payables November 17, 1997 to shareholders of record on November 3, 1997. Additionally, on October 10, 1996, the Company declared a stock split in the form of a 100% stock dividend on the shares of Common Stock payable November 14, 1996 to shareholders of record on October 28, 1996. All share prices and cash dividends have been adjusted for these splits. Historically, no cash dividends have been paid by the Company on its Common Stock except that on July 18, 1995, the Board of Directors declared a special cash dividend of $0.10 per share on its Common Stock payable on August 28, 1995 to shareholders of record as of July 31, 1995. The Company has not adopted a policy of paying cash dividends on a regular periodic basis and does not intend to declare a cash dividend for fiscal 1998.


Item 6.  Selected Financial Data.
(Amounts in Thousands, Except Per Share Data)

                                              MAY 31,     May 31,     May 31,     May 31,     May 31,
                                               1998        1997        1996        1995        1994
                                             --------    --------    --------    --------    --------
Revenues..................................   $ 70,435    $ 49,704    $ 31,810    $ 26,674    $ 21,926

Income From Operations....................      6,064       2,970       1,456       1,264         799

Net Income................................      3,430       1,796         964         802         500

Diluted Net Income Per Common Share.......       0.57        0.31        0.16        0.13        0.08

Working Capital...........................     14,994       9,884       8,358       8,337       7,525

Total Assets..............................     20,516      14,044      11,167      10,629       9,191

Shareholders' Equity......................     16,167      10,431       8,635       8,609       7,808

Book Value Per Common Share...............       2.70        1.79        1.48        1.42        1.29

Cash Dividends Declared
  Per Common Share........................       --          --          0.10        --           --

----------

Note: Net Income, Book Value and Cash Dividends Per Common Share have been adjusted for stock splits in the form of 100% stock dividends paid in November 1996 and November 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and the notes to the consolidated financial statements presented elsewhere in this report.

Overview

The Company is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides technical computer personnel to companies to supplement their in-house IT capabilities. In addition, the Company has developed Catch/21, a Year 2000 compliance software solution, which enables the Company to correct on a substantially automated basis problems which may occur in computer software as a result of the century change in the year 2000. In its fiscal year ended May 31, 1997 the Company commenced providing services to customers to make applications Year 2000 compliant. The Company's contract computer programming services business has been the Company's primary focus and the Company believes that this business will be the Company's primary source of growth in the future.

In the year ended May 31, 1998, the Company provided IT staffing services to approximately 115 clients as compared to 85 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. However, in the fiscal year ended May 31, 1998, the Company did not have any clients who constituted more than 10% of consolidated revenues. Additionally, the Company's top ten clients accounted for only 40% of consolidated revenues in fiscal 1998 as compared to 50% in fiscal 1997. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

The Company's Year 2000 compliance solution business represented approximately 10% of consolidated revenues in fiscal 1998. The Company has converted an aggregate of 27,000,000 lines of code pursuant to agreements with twenty companies. Revenue growth and contracts with new customers have been below Company expectations. In addition, the Company is experiencing more intense competition. Because of these factors it is difficult to accurately predict near term Year 2000 compliance solution revenues. However, the Company is in the process of reducing expenses to appropriate levels to match its revenue stream. While the Company initially experienced growth in its Year 2000 business during its 1998 fiscal year and anticipated that such growth would continue, the Company experienced a slow-down in obtaining contracts with new customers during the latter part of the 1998 fiscal year. The Company does not presently anticipate significant growth in its Year 2000 business in the near term.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations. There can be no assurance that trends in sales growth or operating results will continue in the future:

                                                                          YEAR ENDED MAY 31,
                                                  ----------------------------------------------------------------
                                                         1998                   1997                  1996
                                                  ------------------     ------------------     ------------------
                                                              % OF                   % of                   % of
                                                  AMOUNT     REVENUE      Amount    Revenue     Amount     Revenue
                                                  -------    -------     -------    -------     -------    -------
                                                                       (Amounts in Thousands)

Revenues ......................................   $70,435     100.0      $49,704     100.0      $31,810     100.0
Cost of Sales .................................    51,332      72.9       37,485      75.4       23,317      73.3
                                                  -------     -----      -------     -----      -------     -----
Gross Profit ..................................    19,103      27.1       12,219      24.6        8,493      26.7

Selling, General, and Administrative expenses..    12,208      17.3        8,924      18.0        7,037      22.1
Research and Development expenses .............       831       1.2          325       0.6          --        --
                                                  -------     -----      -------     -----      -------     -----
Income from Operations ........................     6,064       8.6        2,970       6.0        1,456       4.6

Other Income ..................................       164       0.3          297       0.6          250       0.8
                                                  -------     -----      -------     -----      -------     -----
Income Before Income Taxes.....................     6,228       8.9        3,267       6.6        1,706       5.4

Provision for Income Taxes ....................     2,798       4.0        1,471       3.0          742       2.4
                                                  -------     -----      -------     -----      -------     -----
Net Income ....................................   $ 3,430       4.9      $ 1,796       3.6      $   964       3.0
                                                  =======     =====      =======     =====      =======     =====


Revenues

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues included revenues from its Year 2000 software solution business which was commenced in 1997, and the construction specifications business and health care services business which were terminated in fiscal 1996. Revenues for fiscal 1998 increased $20,731,000 or 41.7% over fiscal 1997. For fiscal 1998 89.6% of revenues were from contract computer programming services and 10.3% of revenues were from the Year 2000 business.

Contract computer programming services revenues increased $13,757,000 from $49,361,000 in fiscal 1997 to $63,118,000 in fiscal 1998. This increase resulted from an increase in technical personnel on billing from several new accounts and an overall increase in the number of programmers on billing with clients in fiscal 1998. The Company's contract computer programming services revenues for fiscal 1998 increased by 27.9% over fiscal 1997, as compared to an increase of 65.0% from fiscal 1997 over fiscal 1996. The growth in revenues in the contract computer programming services business in fiscal 1997 resulted, to a significant extent, from several large projects with the Company's largest customer, which were discontinued by such customer at the end of fiscal 1997 and during the first half of fiscal 1998. The rate of growth of the Company's contract computer programming services business from fiscal 1998 over fiscal 1997, would have been significantly higher if the effects of such large projects were eliminated. Such increased growth in the remaining contract computer programming services business resulted from an increase in accounts from 85 to 115, including several new significant accounts and further penetration at existing accounts. The number of programmers on billing with clients increased from 450 at May 31, 1997 to 460 at May 31, 1998. The number of programmers on billing with clients at May 31, 1997 included approximately 50 programmers involved in the larger projects which were discontinued as discussed above. The Company expects to continue to broaden its account base by adding additional sales executives and pursuing new accounts.

Revenues from the Company's Catch/21 Year 2000 compliance business, which was commenced in fiscal 1997, were $7,268,000 for the year versus $171,000 in fiscal 1997. These revenues consisted mainly of line of code charges for the remediation of approximately 27,000,000 lines of code for approximately 20 customers. The Company's Year 2000 revenues during the fourth quarter of fiscal 1998 were approximately the same as the third quarter revenues and the Company expects these revenues may decline. Quarterly revenues from the Company's Year 2000 business can be significantly impacted by the timing of releases of code by the Company's customers to the Company's conversion facility, as well as the timing of entering into agreements with new customers. At the present time, the Company has received less code from customers than it had expected based on customer's original estimates. In addition, the Company is experiencing more intense competition which has impacted obtaining new customers. While the Company believes that its customers have been satisfied with the Company's Year 2000 conversion services and the performance of its Catch/21 software, the above factors and conditions of the Year 2000 industry generally make it difficult to predict near term revenues.

Revenues for fiscal 1997 increased $17,894,000 or 56.3% over fiscal 1996. Contract computer programming services revenues contributed an increase of $19,452,000 which was offset by decreases in construction specifications and health care services of $1,729,000 which businesses were terminated during the 1996 fiscal year. In fiscal 1997, the Company had its first revenues from its Year 2000 compliance business of $171,000. The increase in revenues in contract computer programming services resulted primarily from several larger projects with the Company's largest account during fiscal 1997.

Cost of Sales

Cost of sales increased by $13,847,000 or 36.9% in fiscal 1998 over fiscal 1997. This increase included an increase in cost of sales in contract computer programming of $11,171,000 from $37,348,000 in fiscal 1997 to $48,519,000 for fiscal 1998. The increase in costs resulted primarily from the increase in amounts paid to technical personnel resulting primarily from the increase in technical personnel assigned to client projects and was related to the above-mentioned revenue increase. The Year 2000 business incurred cost of sales of $2,813,000 in fiscal 1998 versus $137,000 in fiscal 1997. These costs consisted primarily of salaries of analysts and quality assurance personnel.

Cost of sales as a percentage of revenues decreased to 72.9% in fiscal 1998 from 75.4% in fiscal 1997. This decrease is primarily attributable to the cost of sales as a percentage of revenue in the Year 2000 business being less than the contract computer programming business. Costs of sales in the contract computer programming business as a percentage of revenue increased to 76.9% in fiscal 1998 from 75.7% in fiscal 1997. This resulted primarily from increased amounts paid to programmers outpacing the Company's ability to pass increases on to customers.

The cost of sales for the Company's contract computer programming business are variable because technical personnel are generally hired on a per diem basis to staff particular projects for clients. However, the cost of sales for the Catch/21 solution business are fixed. A substantial portion of these cost of sales consist of technical personnel hired to perform the conversion services. The technical personnel are hired and trained in advance of the time the Company has conversion projects and these expenses are incurred by the Company whether or not the Company is generating anticipated revenues from the Year 2000 solutions business. Due to slower than anticipated growth in its Year 2000 business, the Company reduced the number of employees in its Year 2000 business subsequent to its fiscal year end.

Fiscal 1997 cost of sales increased $14,168,000 or 60.8% over fiscal 1996. The increase included additional costs of $14,520,000 from contract computer programming which primarily resulted from the above mentioned revenue increase. Construction specifications and health care services costs decreased by $489,000 due to the termination of these businesses during fiscal year 1996. The Year 2000 business incurred costs of $137,000, for fiscal 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $3,284,000 or 36.8% from $8,924,000 in fiscal 1997 to $12,208,000 in fiscal 1998. Contract computer programming services expenses increased $1,056,000 over the prior year to $9,467,000. The increase was primarily attributable to additional commission-based compensation due to the increased revenues. Also, these expenses increased as a result of the expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base in connection with the continuation of the Company's planned expansion. In fiscal 1998 approximately $2,741,000 in selling, general and administrative expenses were attributable to the Catch/21 solution business which commenced operations in fiscal 1997. These expenses consisted primarily of marketing, advertising, management and facilities expenses.

In fiscal 1997, selling, general and administrative expenses increased $1,887,000 or 26.8% over the prior year. The contract computer programming business incurred increases amounting to $2,406,000 which resulted primarily from increased personnel in recruiting and sales, including those hired to staff a new office in Connecticut. The increase also included additional commission-based compensation due to the increased revenues. Expenses decreased in construction specifications and health care by $815,000 due to the termination of those businesses.

Research and Development

Research and development costs of $831,000 in the current year represent amounts expended to expand Catch/21, the Company's Year 2000 compliance solution, product offerings into additional computer platforms and languages such as PL/1, Assembler and several fourth generation languages. Fiscal 1997 expenditures of $325,000 primarily related to the development of the Catch/21 solution. Research and development costs are expected to decline in fiscal 1999 as the millennium approaches.

Other Income

Fiscal 1998 other income resulted primarily from interest and dividend income of $158,000. The Company also sustained a net loss of $3,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Fiscal 1997 other income also resulted primarily from interest and dividend income which decreased by $68,000 to $159,000 due to a lower average investable base. During fiscal 1997 the Company recorded other income of $77,000 in connection with the termination agreement for its construction specifications subsidiary. Gains from marketable securities of $59,000 in fiscal 1997 resulted from the purchase and sale of marketable equity securities during the period.

Income Taxes

The effective income tax rate decreased slightly from 45.0% in fiscal 1997 to 44.9% in fiscal 1998 because non-deductible expenses did not grow as rapidly as taxable income.

The effective income tax rate increased to 45.0% in fiscal 1997 from 43.5% in fiscal 1996 because the losses incurred by the Year 2000 code conversion business were not available to offset state and local income taxes other than for New York State.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At May 31, 1998, the Company had working capital of $14,994,000 and cash and cash equivalents of $2,425,000 as compared to working capital of $9,884,000 and cash and cash equivalents of $2,931,000 at May 31, 1997. Working capital increased due to the Company's net income in the 1998 fiscal year and $2,306,400 of proceeds from the sale of common stock. Cash and equivalents declined from May 31, 1997 to May 31, 1998 due to the cash used in operations, as discussed below, and cash used to purchase marketable securities and fixed assets, partially offset by the cash generated from the sale of common stock.

Net cash flow of $308,000 was used in operations during fiscal 1998 as compared to $1,405,000 of net cash flow used by operations in fiscal 1997. While the Company had net income of $3,430,000, in fiscal 1998 the Company had cash flow used in operations as a result of an increase in accounts receivable of $4,629,000 from $10,409,000 at May 31, 1997 to $15,038,000 at May 31, 1998. The
increase in accounts receivable occurred primarily because of the substantial revenue increase. The cash used in operations as a result of the increase in accounts receivable was offset to some extent by the increase in the Company's accounts payable and accrued expenses of $536,000 from $2,694,000 at May 31, 1997 to $3,229,000 at May 31, 1998. The increase in accounts payable and accrued expenses resulted primarily from the increase in cost of sales.

Cash flow used by investing activities resulted primarily from the Company's purchase of United States Treasury Bills and fixed assets. The increase in the purchase of fixed assets from $425,000 in fiscal 1997 to $960,000 in 1998 related primarily to the ramping up of the Year 2000 compliance solution business. The significant increase was required for equipment to emulate client computer environments to enable sufficient testing and quality assurance of the Catch/21 software solution.

Cash flow from financing activities of $2,306,400 resulted primarily from the sale of 160,000 shares of common stock at $16 per share, less expenses, in a private placement on January 30, 1998.

The Company's capital resource commitments at May 31, 1998 consisted of lease obligations on its branch and corporate facilities amounting to $844,000 over the next five years. The Company intends to finance these commitments from cash flow provided by operations, available cash and short-term marketable securities.

Although the Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during fiscal 1998, the Company may require a credit facility to finance its accounts receivable if its accounts receivable continue to grow as a result of a continued significant increase in revenues. The Company has available a revolving line of credit of $5,000,000 from a major money center bank. As of May 31, 1998 there were no amounts outstanding under this line of credit.

Year 2000 Information

The Company is in the process of reviewing the potential impact of the Year 2000 on its computer systems. The Company uses computer systems throughout its entire operations. The Company has not completed its assessment, but currently believes that its computer systems are substantially Year 2000 compliant and that any costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company, or third parties upon which the Company relies, are unable to address the Year 2000 issue in a timely manner, it could result in a material financial risk to the Company.

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

Item 8. Financial Statements.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report .............................................   15

Financial Statements:

Consolidated Balance Sheets as of May 31, 1998 and 1997 ..................   16

Consolidated Statements of Earnings for the
     years ended May 31, 1998, 1997 and 1996 .............................   18

Consolidated Statements of Shareholders' Equity
     for the years ended May 31, 1998, 1997 and 1996 .....................   19

Consolidated Statements of Cash Flows for the
     years ended May 31, 1998, 1997 and 1996 .............................   20

Notes to Consolidated Financial Statements ...............................   21

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TSR, Inc.:

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles.


                                          KPMG PEAT MARWICK LLP


Jericho, New York
July 15, 1998

                           TSR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                              MAY 31, 1998 AND 1997


                                     ASSETS
                                                           1998          1997
                                                       -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents (note 1(e)) ............   $ 2,425,122   $ 2,931,180
  Marketable securities (note 1(f)) ................     1,575,945        26,175
  Accounts receivable:
     Trade (net of allowance for doubtful accounts
       of $173,000 in 1998 and 1997) ...............    15,037,995    10,408,542
     Other .........................................        86,772        57,333
                                                       -----------   -----------
                                                        15,124,767    10,465,875
  Prepaid expenses .................................        67,449         3,860
  Prepaid and recoverable income taxes .............        90,823        11,095
  Deferred income taxes ............................        59,000        59,000
                                                       -----------   -----------
            TOTAL CURRENT ASSETS ...................    19,343,106    13,497,185
                                                       -----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
  Equipment ........................................     1,297,551       641,862
  Furniture and fixtures ...........................       222,709       169,330
  Automobiles ......................................       252,553       252,553
  Leasehold improvements ...........................       188,006        82,804
                                                       -----------   -----------
                                                         1,960,819     1,146,549
  Less accumulated depreciation and amortization ...       952,043       686,647
                                                       -----------   -----------
                                                         1,008,776       459,902
OTHER ASSETS .......................................        90,995        57,782
DEFERRED INCOME TAXES (NOTE 2) .....................        73,000        29,000
                                                       -----------   -----------
                                                       $20,515,877   $14,043,869
                                                       ===========   ===========


See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                              MAY 31, 1998 AND 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          1998           1997
                                                      -----------    -----------
CURRENT LIABILITIES:
  Accounts and other payables ....................    $   278,410    $   207,074
  Accrued and other liabilities:
     Salaries, wages and commissions .............      2,481,964      2,204,254
     Legal and professional fees .................         79,578         97,570
     Other .......................................        389,444        184,964
                                                      -----------    -----------
                                                        2,950,986      2,486,788
  Advances from customers ........................        946,257        783,892
  Income taxes payable ...........................        173,377        135,173
                                                      -----------    -----------
            TOTAL CURRENT LIABILITIES ............      4,349,030      3,612,927
                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

SHAREHOLDERS' EQUITY (NOTES 4, 8, 9 AND 10):
  Preferred stock, $1.00 par value,
     authorized 1,000,000 shares; none issued ....           --             --
  Common stock, $.01 par value, authorized
     25,000,000 shares; issued 5,988,276 and
     5,828,276 shares ............................         59,883         58,283
  Additional paid-in capital .....................      3,183,246        878,446
  Retained earnings ..............................     12,923,718      9,494,213
                                                      -----------    -----------
               TOTAL SHAREHOLDERS' EQUITY ........     16,166,847     10,430,942
                                                      -----------    -----------
                                                      $20,515,877    $14,043,869
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                                     TSR, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF EARNINGS

                               YEARS ENDED MAY 31, 1998, 1997 AND 1996


                                                             1998            1997            1996
                                                          -----------     -----------     -----------
REVENUES .............................................    $70,434,925     $49,704,325     $31,810,163

COST OF SALES ........................................     51,332,267      37,485,148      23,317,141
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .........     12,208,090       8,924,027       7,037,025
RESEARCH AND DEVELOPMENT EXPENSES ....................        830,441         324,768            --
                                                          -----------     -----------     -----------
                                                           64,370,798      46,733,943      30,354,166
                                                          -----------     -----------     -----------
INCOME FROM OPERATIONS ...............................      6,064,127       2,970,382       1,455,997
                                                          -----------     -----------     -----------
OTHER INCOME:
     Interest and dividend income ....................        158,155         159,324         227,184
     Gain (loss) from marketable securities, net .....         (3,377)         59,439          23,508
     Gain (loss) from sales of assets ................          8,600          77,650            (424)
                                                          -----------     -----------     -----------
                                                              163,378         296,413         250,268
                                                          -----------     -----------     -----------

INCOME BEFORE INCOME TAXES ...........................      6,227,505       3,266,795       1,706,265
PROVISION FOR INCOME TAXES (NOTE 2) ..................      2,798,000       1,471,000         742,000
                                                          -----------     -----------     -----------
     NET INCOME ......................................    $ 3,429,505     $ 1,795,795     $   964,265
                                                          ===========     ===========     ===========
BASIC NET INCOME PER COMMON SHARE ....................    $      0.58     $      0.31     $      0.16
                                                          ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  BASIC COMMON SHARES OUTSTANDING * ..................      5,881,609       5,828,276       5,993,028
                                                          ===========     ===========     ===========
DILUTED NET INCOME PER COMMON SHARE ..................    $      0.57     $      0.31     $      0.16
                                                          ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  DILUTED COMMON SHARES OUTSTANDING * ................      6,035,038       5,831,226       5,993,028
                                                          ===========     ===========     ===========
----------

* Adjusted for stock splits in the form of 100% stock dividends on November 14, 1996 and November 17, 1997.

See accompanying notes to consolidated financial statements.


                                                 TSR, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           YEARS ENDED MAY 31, 1998, 1997 AND 1996

                                                             ADDITIONAL                                           TOTAL
                                                COMMON        PAID-IN         RETAINED         TREASURY        SHAREHOLDERS'
                                                STOCK*        CAPITAL*        EARNINGS           STOCK            EQUITY
                                               --------      ----------      -----------      -----------      -----------
BALANCE AT MAY 31, 1995 ..................     $ 98,784      $1,488,885      $ 9,975,840      $(2,954,043)     $ 8,609,466

CASH DIVIDENDS ($0.10 PER SHARE) .........         --              --           (605,828)            --           (605,828)
PURCHASE OF TREASURY STOCK ...............         --              --               --           (332,756)        (332,756)
NET INCOME ...............................         --              --            964,265             --            964,265
                                               --------      ----------      -----------      -----------      -----------
BALANCE AT MAY 31, 1996 ..................       98,784       1,488,885       10,334,277       (3,286,799)       8,635,147

NET INCOME ...............................         --              --          1,795,795             --          1,795,795
RETIRED TREASURY STOCK ...................      (40,501)       (610,439)      (2,635,859)       3,286,799             --
                                               --------      ----------      -----------      -----------      -----------
BALANCE AT MAY 31, 1997 ..................       58,283         878,446        9,494,213             --         10,430,942

SALE OF COMMON STOCK .....................        1,600       2,304,800             --               --          2,306,400
NET INCOME ...............................         --              --          3,429,505             --          3,429,505
                                               --------      ----------      -----------      -----------      -----------
BALANCE AT MAY 31, 1998 ..................     $ 59,883      $3,183,246      $12,923,718      $      --        $16,166,847
                                               ========      ==========      ===========      ===========      ===========
---------------

*  Amounts adjusted for stock splits in the form of 100% stock dividends on November 14, 1996 and November 17, 1997.


See accompanying notes to consolidated financial statements.


                                                TSR, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          YEARS ENDED MAY 31, 1998, 1997 AND 1996


                                                                               1998              1997             1996
                                                                           -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ........................................................    $ 3,429,505       $ 1,795,795       $   964,265
                                                                           -----------       -----------       -----------
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization .................................        436,519           185,455           141,708
        Provision for losses on accounts receivable ...................           --                --              10,000
        Loss (gain) from marketable securities, net ...................          3,377           (59,439)          (23,508)
        Loss (gain) on sale of fixed assets ...........................         (8,600)          (77,650)              424
        Deferred income taxes .........................................        (44,000)           52,000            16,000
        Changes in assets and liabilities:
           Accounts receivable-trade ..................................     (4,629,453)       (4,386,278)         (987,153)
           Other accounts receivable ..................................        (29,439)          (22,018)           82,220
           Prepaid expenses ...........................................        (63,589)           30,179            (3,979)
           Prepaid and recoverable income taxes .......................        (79,728)           18,780             9,817
           Other assets ...............................................        (58,213)          (23,691)          (10,770)
           Accounts payable and accrued expenses ......................        535,534           692,958           315,212
           Advances from customers ....................................        162,365           383,947           161,354
           Income taxes payable .......................................         38,204             4,478            35,583
                                                                           -----------       -----------       -----------
        Total adjustments .............................................     (3,737,023)       (3,201,279)         (253,092)
                                                                           -----------       -----------       -----------
    Net cash provided by (used in) operating activities ...............       (307,518)       (1,405,484)          711,173
                                                                           -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturity and sale of marketable securities ......           --           4,846,275         8,079,734
        Purchase of marketable securities .............................     (1,553,147)       (3,121,549)       (5,393,507)
        Proceeds from sale of fixed assets ............................          8,600            77,650            15,756
        Purchase of fixed assets ......................................       (960,393)         (424,634)         (149,306)
                                                                           -----------       -----------       -----------
    Net cash provided by (used in) investing activities ...............     (2,504,940)        1,377,742         2,552,677
                                                                           -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of common stock ............................      2,306,400              --                --
        Cash dividends paid ...........................................           --                --            (605,828)
        Purchase of treasury stock ....................................           --                --            (332,756)
                                                                           -----------       -----------       -----------
    Net cash provided by (used in) financing activities ...............      2,306,400              --            (938,584)
                                                                           -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................       (506,058)          (27,742)        2,325,266
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................      2,931,180         2,958,922           663,656
                                                                           -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................    $ 2,425,122       $ 2,931,180       $ 2,958,922
                                                                           ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE:

    Income taxes paid .................................................    $ 2,884,000       $ 1,396,000       $   681,000
                                                                           ===========       ===========       ===========

    Interest paid .....................................................    $      --         $      --         $      --
                                                                           ===========       ===========       ===========


See accompanying notes to consolidated financial statements.


                           TSR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1998, 1997 AND 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  BUSINESS

           The Company is primarily engaged in the business of providing contract computer programming services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, during fiscal 1997, the Company developed Catch/21, a Year 2000 compliance software solution which enables the Company to correct, on a substantially automated basis, problems which may occur in computer software as a result of the century change in the year 2000. Toward the end of fiscal 1997 the Company commenced providing services to customers to make applications Year 2000 compliant. Previously, until March 1, 1996, the Company provided construction specifications databases on magnetic media, primarily to architectural and engineering firms, and, until October 8, 1995, provided temporary nurses and nurses' aides to health care facilities and home care patients.

           On October 8, 1995, the Company discontinued its health care services business by transferring the existing caseload to another licensed home care agency, which did not result in a gain or loss to the Company. Based on the agreement, the purchasing agency pays the Company 50% of the gross profit generated from the transferred accounts for a period of two years, which amounted to $48,000, $132,000 and $46,000 included in revenues in fiscal 1998, 1997 and 1996, respectively.

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

      (c)  REVENUE RECOGNITION POLICY

           The Company recognizes contract computer programming services revenues as services are provided. Revenues from the maintenance and support of the Company's proprietary software are recognized monthly as services are rendered. Provided that acceptance is probable, revenue from Catch/21 code conversion is recognized when the converted code is delivered.

      (d)  RESEARCH AND DEVELOPMENT

           In fiscal 1997 the Company commenced efforts to develop an automated solution to the Year 2000 compliance problem. The resultant software, Catch/21, has been used successfully to convert legacy IBM mainframe applications to attain Year 2000 compliance. These expenditures, which are expensed as incurred, increased in fiscal 1998 as the Company expanded its product offerings into additional computer platforms and languages.

      (e)  CASH AND CASH EQUIVALENTS

           The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 1998 and 1997:

                                                      1998            1997
                                                   ----------      ----------
                Cash in banks .................    $  904,370      $  549,959
                Money Market Funds.............     1,520,752       1,658,537
                US Treasury Bills..............         --            722,684
                                                   ----------      ----------
                                                   $2,425,122      $2,931,180
                                                   ==========      ==========

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1997, 1996 AND 1995


      (f)  MARKETABLE SECURITIES

           The Company's marketable debt securities primarily consisting of U.S. Treasury Bills with a maturity at acquisition in excess of 90 days are classified as held to maturity securities and its equity securities are classified as trading securities. The Company classifies securities as held to maturity and carries them at amortized cost only if it has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities are classified as trading securities or securities available for sale. Unrealized gains or losses from securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses from trading securities are included in earnings. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at May 31, 1998 and 1997, are as follows:

                                                                  Gross          Gross
                                                                Unrealized     Unrealized
                                                  Amortized      Holding        Holding
                                                    Cost          Gains          Losses        Fair Value
                                                 ----------     ----------     ----------      ----------
           1998: US TREASURY SECURITIES ......   $1,448,144       $ --          $   --         $1,448,144
                 EQUITY SECURITIES ...........      133,290        6,842         (12,331)         127,801
                                                 ----------       ------        --------       ----------
                                                 $1,581,434       $6,842        $(12,331)      $1,575,945
                                                 ==========       ======        ========       ==========

           1997: Equity Securities ...........   $   28,287       $ --          $ (2,112)      $   26,175
                                                 ==========       ======        ========       ==========

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

      (h)  NET INCOME PER COMMON SHARE

           Basic net income per common share has been computed based on the weighted average number of shares outstanding during the year of 5,881,609 in 1998, 5,828,276 in 1997, and 5,993,028 in 1996. Diluted
           net income per common share has been computed by increasing the above amounts by the weighted average number of common stock equivalents from employee stock options. The shares outstanding as adjusted are 6,035,038 in 1998, 5,831,226 in 1997, and 5,993,028 in 1996. The
           prior years' shares outstanding have been adjusted for stock splits in the form of 100% stock dividends paid in November 1996 and November 1997.

      (i)  INCOME TAXES

           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. The effect of enacted tax law or rate changes is reflected in income in the period of enactment.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1998, 1997 AND 1996


      (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 1998.

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

(2)   INCOME TAXES

      A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 1998, 1997, and 1996 to the reported amounts is as follows:

                                                             1998                    1997                  1996
                                                     ------------------      ------------------      ----------------
                                                       AMOUNT        %         Amount        %        Amount       %
                                                     ----------    ----      ----------    ----      --------    ----
      Amounts at statutory federal tax rate ......   $2,117,000    34.0%     $1,111,000    34.0%     $580,000    34.0%
      State and local taxes, net of
         federal income tax effect ...............      616,000     9.9         313,000     9.6       123,000     7.2
      Non-deductible expenses ....................       65,000     1.0          48,000     1.4        39,000     2.3
      Other, net .................................         --       --           (1,000)    --         --         --
                                                     ----------    ----      ----------    ----      --------    ----
                                                     $2,798,000    44.9%     $1,471,000    45.0%     $742,000    43.5%
                                                     ==========    ====      ==========    ====      ========    ====


      The components of the provision for income taxes are as follows:


                                           Federal       State         Total
                                         ----------     --------     ----------
           1998: CURRENT..............   $1,908,000     $934,000     $2,842,000
                 DEFERRED.............      (44,000)       --           (44,000)
                                         ----------     --------     ----------
                                         $1,864,000     $934,000     $2,798,000
                                         ==========     ========     ==========

           1997: Current..............   $  945,000     $474,000     $1,419,000
                 Deferred.............       52,000        --            52,000
                                         ----------     --------     ----------
                                         $  997,000     $474,000     $1,471,000
                                         ==========     ========     ==========

           1996: Current..............   $  539,000     $187,000     $  726,000
                 Deferred.............       16,000        --            16,000
                                         ----------     --------     ----------
                                         $  555,000     $187,000     $  742,000
                                         ==========     ========     ==========


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1998, 1997 AND 1996


     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 1998 and 1997 are as follows:

                                                              1998         1997
                                                            --------     -------
            Allowance for doubtful accounts receivable....  $ 59,000     $59,000
            Equipment and leasehold improvement
              depreciation and amortization...............    73,000      29,000
                                                            --------     -------
                  Total deferred income tax assets........  $132,000     $88,000
                                                            ========     =======

     The Company believes that it is more likely than not that it will realize its deferred tax asset of $132,000 at May 31, 1998 based on the Company's recent earnings.

(3)  SEGMENT REPORTING AND MAJOR CUSTOMERS

     The Company currently operates in one business segment, computer software, and is engaged primarily in the business of providing contract computer programming and Year 2000 compliance solution services. Previously, from fiscal 1993 through fiscal 1996, the Company also provided temporary nurses and nurses' aides to health care facilities and home care patients. The following table summarizes certain financial information for the computer software segment and the health care services segment as of and for the years ended May 31, 1998, 1997 and 1996.


                           COMPUTER       HEALTH                    CONSOLIDATED
                           SOFTWARE        CARE       CORPORATE         TOTAL
                         -----------     --------     ----------     -----------
Revenues to
unaffiliated customers
     1998 .............  $70,386,487     $ 48,438     $     --       $70,434,925
                         ===========     ========     ==========     ===========
     1997 .............   49,571,888      132,437           --        49,704,325
                         ===========     ========     ==========     ===========
     1996 .............   31,365,091      445,072           --        31,810,163
                         ===========     ========     ==========     ===========

Operating profit
     1998 .............    6,015,689       48,438           --         6,064,127
                         ===========     ========     ==========     ===========
     1997 .............    2,839,329      131,053           --         2,970,382
                         ===========     ========     ==========     ===========
     1996 .............    1,374,076       81,921           --         1,455,997
                         ===========     ========     ==========     ===========

Identifiable assets
     1998 .............   16,291,987         --        4,223,890(1)   20,515,877
                         ===========     ========     ==========     ===========
     1997 .............   10,987,419         --        3,056,450(1)   14,043,869
                         ===========     ========     ==========     ===========
     1996 .............    6,345,536          896      4,820,259(1)   11,166,691
                         ===========     ========     ==========     ===========

Capital expenditures
     1998 .............      960,393         --             --           960,393
                         ===========     ========     ==========     ===========
     1997 .............      424,634         --             --           424,634
                         ===========     ========     ==========     ===========
     1996 .............      135,084       14,222           --           149,306
                         ===========     ========     ==========     ===========

Depreciation and
amortization
     1998 .............      436,519         --             --           436,519
                         ===========     ========     ==========     ===========
     1997 .............      184,262        1,193           --           185,455
                         ===========     ========     ==========     ===========
     1996 .............  $   134,419     $  7,289     $     --       $   141,708
                         ===========     ========     ==========     ===========
----------

(1) Corporate identifiable assets consist of cash, marketable securities and prepaid, recoverable and deferred income taxes.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1998, 1997 AND 1996


     In the fiscal year ended May 31, 1998 the Company did not derive more than 10% of consolidated revenues from any one customer. In the fiscal years ended May 31, 1997 and 1996 the Company derived 16.3%, and 22.4% respectively, of consolidated revenues from one customer for contract computer programming services. The Company also derived 10.3% of consolidated revenues from another contract computer programming services customer in fiscal 1997.

(4)  STOCK OPTIONS

     The 1997 Employee Stock Option Plan provides for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable as determined on the date of the grant and expire on the third anniversary of the date of grant.

                                                STOCK OPTIONS OUTSTANDING
                                          --------------------------------------
                                                                        WEIGHTED
                                                         EXERCISE       AVERAGE
                                           SHARES          PRICE         PRICE
                                          -------      ------------     -------
     Balance May 31, 1996..............         0      $       0.00     $  --
     Options granted...................   220,000             9.125       9.125
                                          -------      ------------     -------
     Outstanding at May 31, 1997.......   220,000      $      9.125       9.125
     Options granted...................   390,000       11.75-14.75      12.65
                                          -------      ------------     -------
     OUTSTANDING AT MAY 31, 1998.......   610,000      $9.125-14.75     $11.38
                                          =======      ============     =======
     Exercisable at May 31, 1998.......   483,333      $9.125-13.50     $10.675
                                          =======      ============     =======


     The per share weighted-average fair value of stock options granted during 1998 and 1997 was approximately $5.80 and $4.97 respectively on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 80% and 100% in 1998 and 1997 respectively, and an expected option life of two years.

     The Company applies APB Opinion No. 25 in accounting for its stock option grants and accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and diluted net income per common share in fiscal 1998 and 1997 would have been reduced to the pro forma amounts indicated below:


                                                      1998           1997
                                                   ----------     ----------
     Net Income:
          As reported..........................    $3,429,505     $1,795,795
          Pro forma ...........................     1,832,000      1,746,000

     Diluted net income
     per common share:
          As reported .........................    $     0.57     $     0.31
          Pro forma............................    $     0.30     $     0.30

(5)  LINE OF CREDIT

     The Company has an available line of credit of $5,000,000 with a major money center bank. As of May 31, 1998, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES

                           MAY 31, 1998, 1997 AND 1996


(6)  COMMITMENTS

     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 1998 follows:

                   FISCAL YEAR                        AMOUNT
                   -----------                        ------
                   1999........................      $321,000
                   2000........................       267,000
                   2001........................       124,000
                   2002........................       113,000
                   Thereafter..................        19,000

     Total rent expenses under all lease agreements amounted to $360,000, $236,000, and $211,000 in 1998, 1997 and 1996, respectively.

(7)  EMPLOYMENT AGREEMENTS

     In June 1994, an employment agreement was entered into with the President of the contract computer programming subsidiary providing for an annual base salary of $150,000 and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract computer programming subsidiary. During fiscal 1998, 1997, and 1996, $456,000, $407,000, and
     $253,000 was paid as incentive compensation. This agreement is for a five year term and provides for severance, in the event of termination, of the base salary for the shorter of three years or the remainder of the original term.

     In June 1997, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer which terminates May 31, 2002. This agreement provides for an initial base salary of $375,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000. In fiscal 1998, 1997, and 1996, the minimum bonus of 7.5% of pre-tax profit was awarded, which amounted to $512,000, $265,000, and $139,000 respectively. The fiscal 1997 and 1996 amounts were awarded under a similar plan included in this executive's prior contract.

(8)  COMMON STOCK

     On January 30, 1998, the Company sold 160,000 shares of common stock at $16 per share in a private placement. The proceeds to the Company, net of expenses were $2,306,400.

(9)  TREASURY STOCK

     During fiscal 1996, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $332,756, 230,000 shares of its common stock at the market value of the stock on the purchase date. The remaining authorization under the buy-back plan has been canceled. During fiscal 1997, the Company retired all its previously acquired treasury stock, which amounted to 4,050,108 shares.

(10) CASH DIVIDEND

     On July 18, 1995 the Board of Directors of the Company declared a cash dividend of $0.10 per share on Common Stock payable on August 28, 1995 to shareholders of record on July 31, 1995. The Company funded such dividend from its available cash and maturing marketable securities. This dividend, which amounted to $605,828, did not have a material impact on the liquidity of the Company. The Company has not adopted a policy of paying dividends on a regular periodic basis, and does not expect to declare a cash dividend for fiscal 1998.

(11) STOCK DIVIDEND

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure -- None

PART III

Item 10.  Directors and Executive Officers of the Company.

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 1998 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 1998 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 1998 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 1998 Annual Meeting of Shareholders.


PART IV

Item 14.  Exhibits; Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits:

     3.1  Articles of Incorporation of the Company, as amended.

     3.2  Bylaws of the Company, as amended.

    10.1 Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1, 1994, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB filed by the Company for the fiscal year ended May 31, 1995.

    10.2  1997 Employee Stock Option Plan, incorporated by reference to Exhibit
          10.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

    10.3  Form of Employee Stock Option Agreement, incorporated by reference to
          Exhibit 10.3 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

    10.4  Employment Agreement dated June 1, 1997 between the Company and Joseph
          F. Hughes, incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

    10.5 Agreement to purchase subsidiary minority interest between TSR, Inc. and William Connor dated September 1, 1997, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

    10.6 Employment Agreement dated September 1, 1997 between TSR, Inc. and William Connor incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

    10.7 Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc., TSR, Inc., Catch/21 Enterprises Incorporated and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

     21   List of Subsidiaries.

     23   Consent of KPMG Peat Marwick LLP, Independent Auditors.

     27   Financial Data Schedule.

(b) Reports on Form 8-K:

     Filed March 23, 1998: Press Release of Earnings Report for the three and nine months ended February 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                          TSR, INC.


                                          By: /s/ J.F. HUGHES
                                              ----------------------------------
                                              J.F. Hughes, Chairman

Dated:  August 14, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                          By: /s/ J.F. HUGHES
                                              ----------------------------------
                                              J.F. Hughes, President,
                                              Treasurer and Director


                                          By: /s/ JOHN G. SHARKEY
                                              ----------------------------------
                                              John G. Sharkey, Vice President,
                                              Finance, Controller and Secretary


                                          By: /s/ ERNEST G. BAGO
                                              ----------------------------------
                                              Ernest G. Bago, President,
                                              TSR Consulting Services, Inc.
                                              and Director


                                          By: /s/ JOHN H. HOCHULI, JR.
                                              ----------------------------------
                                              John H. Hochuli, Jr., Director


                                          By: /s/ JAMES J. HILL
                                              ----------------------------------
                                              James J. Hill, Director


                                          By: /s/ MICHAEL P. DOWD
                                              ----------------------------------
                                              Michael P. Dowd, Director


Dated: August 14, 1998

                           TSR, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

                             FORM 10-K, MAY 31, 1998


EXHIBIT                                                               SEQUENTIAL
NUMBER                               EXHIBIT                            PAGE #
-------                              -------                          ----------

 3.1  Articles of Incorporation of the Company, as amended.

 3.2  Bylaws of the Company, as amended

10.1  Employment Agreement between TSR, Inc. and Ernest G. Bago, dated    N/A
      as of June 1, 1994, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB filed by the Company for the fiscal year ended May 31, 1995.

10.2  1997 Employee Stock Option Plan, incorporated by reference to       N/A
      Exhibit 10.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

10.3  Form of Employee Stock Option Agreement, incorporated by            N/A
      reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

10.4  Employment Agreement dated July 1, 1997 between the Company and     N/A
      Joseph F. Hughes, incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

10.5  Agreement to purchase subsidiary minority interest between TSR,     N/A
      Inc. and William Connor dated September 1, 1997, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

10.6  Employment Agreement dated September 1, 1997 between TSR, Inc.      N/A
      and William Connor incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

10.7  Revolving Credit Agreement dated October 6, 1997 among TSR          N/A
      Consulting Services, Inc., TSR, Inc., Catch/21 Enterprises
      Incorporated and the Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

21    List of Subsidiaries

23    Consent of KPMG Peat Marwick LLP, Independent Auditors.

27    Financial Data Schedule