Form 10-Q
period 1998-08-31
TSR INC
filed 1998-10-14
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

         [X]       Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                      For the period ended August 31, 1998


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

                             [X] Yes     [ ] No



                               SHARES OUTSTANDING
           -----------------------------------------------------------
           5,988,276 shares of common stock, par value $.01 per share, as of September 30, 1998.

================================================================================

                           TSR, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheets --
                    August 31, 1998 and May 31, 1998.......................   3

                  Consolidated Condensed Statements of Earnings --
                    For the three months ended August 31, 1998 and 1997....   4

                  Consolidated Condensed Statements of Cash Flows --
                    For the three months ended August 31, 1998 and 1997....   5

                  Notes to Consolidated Condensed Financial Statements.....   6

         Item 2.  Management's Discussion and Analysis.....................   7

PART II.  OTHER INFORMATION................................................  10

SIGNATURES.................................................................  11


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                                                TSR, INC. AND SUBSIDIARIES

                                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    August 31,      May 31,
ASSETS                                                                                 1998          1998
                                                                                   -----------   -----------
Current Assets:
     Cash and cash equivalents (Note 6) ........................................   $ 4,806,433   $ 2,425,122
     Marketable securities (Note 7) ............................................     1,535,218     1,575,945
     Accounts receivable (net of allowance for
         doubtful accounts of $173,000) ........................................    15,044,964    15,037,995
     Other receivables .........................................................       110,592        86,772
     Prepaid expenses ..........................................................        13,198        67,449
     Prepaid and recoverable income taxes ......................................        31,132        90,823
     Deferred income taxes .....................................................        59,000        59,000
                                                                                   -----------   -----------
         Total current assets ..................................................    21,600,537    19,343,106

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $1,083,000 and $952,000) .................       899,556     1,008,776
Other assets ...................................................................       105,162        90,995
Deferred income taxes ..........................................................        85,000        73,000
                                                                                   -----------   -----------
                                                                                   $22,690,255   $20,515,877
                                                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ...............................................   $   160,268   $   278,410
     Accrued and other liabilities .............................................     3,639,198     2,950,986
     Income taxes payable ......................................................       654,240       173,377
     Advances from customers ...................................................       981,873       946,257
                                                                                   -----------   -----------
         Total current liabilities .............................................     5,435,579     4,349,030
                                                                                   -----------   -----------
Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued .........................................          --            --
     Common stock, $.01 par value, authorized
         25,000,000 shares; issued 5,988,276 shares * ..........................        59,883        59,883
     Additional paid-in capital ................................................     3,183,246     3,183,246
     Retained earnings .........................................................    14,011,547    12,923,718
                                                                                   -----------   -----------
                                                                                    17,254,676    16,166,847
                                                                                   -----------   -----------
                                                                                   $22,690,255   $20,515,877
                                                                                   ===========   ===========
-------------

* Adjusted for a stock split in the form of a 100% stock dividend on November 17, 1997.


     The accompanying notes are an integral part of these consolidated condensed financial statements.



                                                TSR, INC. AND SUBSIDIARIES

                                       CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                    FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

                                                                                  Three Months Ended
                                                                                      August 31,
                                                                            -----------------------------
                                                                                1998              1997
                                                                            -----------       -----------
Revenues .............................................................      $20,465,532       $15,778,845

Cost of sales ........................................................       15,060,372        11,947,018
Selling, general and administrative expenses .........................        3,359,264         2,814,215
Research and development expenses ....................................          148,171           165,254
                                                                            -----------       -----------
                                                                             18,567,807        14,926,487

Income from operations ...............................................        1,897,725           852,358

Other income:
     Interest and dividend income ....................................           67,886            31,195
     Gain (loss) from marketable securities, net .....................          (27,782)            3,950
     Gain from sales of assets .......................................             --               8,600
                                                                            -----------       -----------
Income before income taxes ...........................................        1,937,829           896,103
Provision for income taxes ...........................................          850,000           427,000
                                                                            -----------       -----------
     Net income ......................................................      $ 1,087,829       $   469,103
                                                                            ===========       ===========
Basic net income per common share ....................................      $      0.18       $      0.08
                                                                            ===========       ===========
Weighted average number of common shares outstanding* ................        5,988,276         5,985,324
                                                                            ===========       ===========
Diluted net income per common share ..................................      $      0.18       $      0.08
                                                                            ===========       ===========
Weighted average number of diluted common shares outstanding* ........        5,988,276         5,985,324
                                                                            ===========       ===========
-------------

* Adjusted for a stock split in the form of a 100% stock dividend on November 17, 1997.


     The accompanying notes are an integral part of these consolidated condensed financial statements.



                                                TSR, INC. AND SUBSIDIARIES

                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

                                                                                   Three Months Ended
                                                                                      August 31,
                                                                              --------------------------
                                                                                 1998             1997
                                                                              ----------      ----------
Cash flows from operating activities:
     Net income .........................................................     $1,087,829      $  469,103
     Adjustments to reconcile net income
           to net cash provided by operating activities:
         Depreciation and amortization ..................................        139,534          77,598
         Gain from sales of assets ......................................           --            (8,600)
         Deferred income taxes ..........................................        (12,000)         (7,000)
         Loss (gain) from marketable securities, net ....................         27,782          (3,950)
     Changes in assets and liabilities:
             Accounts receivable ........................................         (6,969)       (903,545)
             Other receivables ..........................................        (23,820)         (2,299)
             Prepaid expenses ...........................................         54,251           3,860
             Prepaid and recoverable income taxes .......................         59,691          11,045
             Other assets ...............................................        (22,500)         12,587
             Accounts payable and accrued expenses ......................        570,070         250,973
             Income taxes payable .......................................        480,863         185,449
             Advances from customers ....................................         35,616          73,317
                                                                              ----------      ----------
         Total adjustments ..............................................      1,302,518        (310,565)
                                                                              ----------      ----------
     Net cash provided by operating activities ..........................      2,390,347         158,538
                                                                              ----------      ----------
Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities ....        487,185            --
         Purchases of marketable securities .............................       (474,240)           --
         Purchases of fixed assets ......................................        (21,981)       (373,329)
         Proceeds from sales of assets ..................................           --             8,600
                                                                              ----------      ----------
         Net cash used in investing activities ..........................         (9,036)       (364,729)
                                                                              ----------      ----------
Net increase (decrease) in cash and cash equivalents ....................      2,381,311        (206,191)
Cash and cash equivalents at beginning of period ........................      2,425,122       2,931,180
                                                                              ----------      ----------
Cash and cash equivalents at end of period ..............................     $4,806,433      $2,724,989
                                                                              ==========      ==========
Supplemental Disclosures:
     Income tax payments ................................................     $  321,000      $  238,000
                                                                              ==========      ==========
     Interest paid ......................................................     $     --        $     --
                                                                              ==========      ==========


     The accompanying notes are an integral part of these consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 1998

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10- Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, the consolidated results of operations, and consolidated cash flows for the periods presented.

3. The Company is primarily engaged in the business of providing computer programming consulting services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, during fiscal 1997, the Company developed Catch/21, a Year 2000 compliance software solution which enables the Company to correct, on a substantially automated basis, problems which may occur in computer software as a result of the century change in the year 2000. Toward the end of fiscal 1997 the Company commenced providing services to customers to make applications Year 2000 compliant.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. The Company recognizes computer programming consulting services revenues as services are provided. Revenues from the maintenance and support of the Company's proprietary software are recognized monthly as services are rendered. Provided that acceptance is probable, revenue from Catch/21 code conversion is recognized when the converted code is delivered.

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 1998:

            Cash in banks .............................     $   40,632
            Money Market Funds.........................      4,765,801
                                                            ----------
                                                            $4,806,433
                                                            ==========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at August 31, 1998 are as follows:

                                                     Gross        Gross
                                                   Unrealized   Unrealized
                                      Amortized     Holding      Holding
                                         Cost        Gains        Losses     Fair Value
                                      ----------   ----------   ----------   ----------
      United States Treasury Bills..  $1,435,200        --           --      $1,435,200
      Equity Securities.............     133,289      5,323      (38,594)       100,018
                                      ----------     ------     ---------     ---------
                                      $1,568,489     $5,323     $(38,594)    $1,535,218
                                      ==========     ======     =========    ==========

8. On October 22, 1997 the Board of Directors of the Company declared a stock split in the form of a 100% stock dividend on the shares of Common Stock payable November 17, 1997 to stockholders of record as of November 3, 1997. All data for prior periods has been adjusted accordingly.

9. On January 30, 1998, the Company sold 160,000 shares of common stock at $16 per share in a private placement. The net proceeds to the Company after expenses were $2,306,400.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:

                                                          3 Months Ended August 31,
                                                  ----------------------------------------
                                                         1998                  1997
                                                  ------------------    ------------------
                                                              % of                  % of
                                                   Amount   Revenues     Amount   Revenues
                                                  -------   --------    -------   --------
                                                           (Amounts in Thousands)

Revenues ......................................   $20,466     100.0     $15,779     100.0
Cost of Sales .................................    15,061      73.6      11,947      75.7
                                                  -------     -----     -------     -----
Gross Profit ..................................     5,405      26.4       3,832      24.3

Selling, General, and Administrative expenses..     3,359      16.4       2,815      17.8
Research and Development expenses .............       148       0.7         165       1.1
                                                  -------     -----     -------     -----
Income from Operations ........................     1,898       9.3         852       5.4

Other Income ..................................        40       0.2          44       0.3
                                                  -------     -----     -------     -----
Income Before Income Taxes ....................     1,938       9.5         896       5.7

Provision for Income Taxes ....................       850       4.2         427       2.7
                                                  -------     -----     -------     -----
Net Income ....................................   $ 1,088       5.3     $   469       3.0
                                                  =======     =====     =======     =====

REVENUES

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues for the quarter ended August 31, 1998 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the quarter ended August 31, 1998 increased $4,687,000 or 29.7% over the comparable period in fiscal 1998.

Computer programming consulting services revenues increased $2,960,000 from $15,175,000 in the quarter ended August 31, 1997 to $18,135,000 in the quarter ended August 31, 1998. This increase resulted from an overall increase in the number of programmers on billing with clients from an average of approximately 448 in the quarter ended August 31, 1997 to approximately 477 in the quarter ended August 31, 1998.

Revenues from the Company's Year 2000 business, which was commenced in fiscal 1997, were $2,331,000 for the quarter ended August 31, 1998. During the current quarter the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 9,000,000 lines of code for client software applications for a total of fifteen customers. The Company's Year 2000 revenues during the first quarter of fiscal 1999 were slightly less than the fiscal 1998 fourth quarter revenues and the Company expects these revenues may decline more rapidly during the remainder of fiscal 1999. The Company has received less code from customers than it had expected based on customers' original estimates. In addition, the Company is experiencing more intense competition which has impacted obtaining new customers.

The agreements under which the revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include certain amounts billed or paid prior to the final acceptance by the customer only for conversion projects where upon management believes that acceptance is probable.

COST OF SALES

Cost of sales as a percentage of revenues decreased from 75.7% in the quarter ended August 31, 1997 to 73.6% in the quarter ended August 31, 1998. This decrease is primarily attributable to the increase in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 76.2% in the quarter ended August 31, 1997 to 77.1% in the quarter ended August 31, 1998. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $1,080,000 in the quarter ended August 31, 1998 versus $386,000 in the prior year quarter. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company expects cost of sales from the Year 2000 business to decrease in the coming quarters due to a significant decrease in the number of analysts working in this area.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $544,000 or 19.3% from $2,815,000 in the quarter ended August 31, 1997 to $3,359,000 in the quarter ended August 31, 1998. Selling, general and administrative expenses related to computer programming consulting services increased $460,000 over the prior year period to $2,721,000. The increase was primarily attributable to additional commission based compensation based on higher gross profits. In addition, this increase resulted from expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended August 31, 1998, approximately $638,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consist primarily of marketing, management, and facilities expenses. Such expenses decreased from the fourth quarter of fiscal 1998 and are expected to continue to decline due to lower demand for Year 2000 remediation services. Comparable Year 2000 selling, general and administrative expenses in the quarter ended August 31, 1997 were $554,000.

RESEARCH AND DEVELOPMENT

Research and development costs of $148,000 in the quarter ended August 31, 1998 represent amounts expended by the Company to expand Catch/21, the Company's Year 2000 compliance solution, product offerings including XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. Research and development expenses in the quarter ended August 31, 1997 were $165,000.

INCOME FROM OPERATIONS

In the quarter ended August 31, 1998, the computer programming consulting service business contributed $1,433,000 or 75.5% of the income from operations, while the Year 2000 business contributed the remaining $465,000 or 24.5%. In the prior year quarter, the computer programming consulting service business contributed $1,353,000 of income from operations, the Year 2000 business incurred a loss of $520,000, and there was $19,000 from other sources.

OTHER INCOME

Other income resulted primarily from interest and dividend income which increased by $37,000 to $68,000 due to higher average available investable funds in the quarter ended August 31, 1998. This interest and dividend increase was offset, to some extent, by an unrealized loss of $28,000 on the Company's equity securities.

INCOME TAXES

The effective income tax rate decreased to 43.9% in the quarter ended August 31, 1998 from 47.7% in the quarter ended August 31, 1997 because the losses incurred in the prior year quarter by the Year 2000 business, operated out of the Company's Hauppauge, New York location, were not available to offset state and local income taxes other than for New York State.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

The Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At August 31, 1998, the Company had working capital of $16,165,000 and cash and cash equivalents of $4,806,000 as compared to working capital of $14,994,000 and cash and cash equivalents of $2,425,000 at May 31, 1998. Working capital and cash and cash equivalents increased primarily due to the Company's net income in the quarter ended August 31, 1998.

The Company had positive net cash flow of $2,390,000 from operations during the quarter ended August 31, 1998 as compared to positive net cash flow from operations of $159,000 in the quarter ended August 31, 1997. The Company had net income of $1,088,000, in the quarter ended August 31, 1998. The Company also had additional cash flow as a result of the increase in the accounts payable and accrued expenses of $570,000 and an increase in income taxes payable of $481,000. The increase in accounts payable and accrued expenses resulted primarily from the increase in cost of sales. The increase in income taxes payable occurred because the federal income tax payment for the quarter was due after the end of the quarter.

Cash flow used in investing activities resulted primarily from the purchase of fixed assets in the current quarter of $22,000. The fixed asset additions were $373,000 in the prior year period. The significant decrease occurred due to equipment purchased in the prior year period to emulate client computer environments to enable sufficient testing and quality assurance of the Catch/21 Software Solution.

The Company's capital resource commitments at August 31, 1998 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

Although the Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the quarter ended August 31, 1998, the Company may require a credit facility to finance its accounts receivable if its accounts receivable continue to grow as a result of a significant increase in revenues. The Company has available a revolving line of credit of $5,000,000 with a major money center bank. As of August 31, 1998 no amounts were outstanding under this line of credit.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the development of the Company's Catch/21 solution, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services and the Year 2000 compliance solution market, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers and the risk that the Catch/21 software solution will not achieve increased commercial acceptance.

                           TSR, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8K

          (a). Exhibit 10.1: Employment Agreement dated June 1, 1998 between TSR Consulting Services, Inc. and Ernest G. Bago

          (b). Exhibit 27: Financial Data Schedule

          (c). Reports on Form 8K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TSR, INC.
                                          (Registrant)


Date: October 9, 1998
                                          /s/ J.F. HUGHES
                                          --------------------------------------
                                              J.F. Hughes, Chairman, President
                                              and Treasurer


Date: October 9, 1998
                                      /s/ JOHN G. SHARKEY
                                      ------------------------------------------
                                          John G. Sharkey, Vice President,
                                          Finance