Form 10-Q
period 1998-11-30
TSR INC
filed 1999-01-12
CIK 98338

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

                     For the period ended November 30, 1998


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

                             [X] Yes      [ ] No



                               SHARES OUTSTANDING
           -----------------------------------------------------------
           5,998,276 shares of common stock, par value $.01 per share, as of December 31, 1998

================================================================================

                           TSR, INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                  Consolidated Condensed Balance Sheets --
                    November 30, 1998 and May 31, 1998....................   3

                  Consolidated Condensed Statements of Earnings --
                    For the three months and six months ended
                    November 30, 1998 and 1997 ............................  4

                  Consolidated Condensed Statements of Cash Flows --
                    For the six months ended November 30, 1998 and 1997....  5

                  Notes to Consolidated Condensed Financial Statements.....  6

         Item 2. Management's Discussion and Analysis......................  7


PART II. OTHER INFORMATION................................................. 12

SIGNATURES................................................................. 13


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements


                                     TSR, INC. AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          November 30,      May 31,
                                                                              1998           1998
                                                                          -----------    -----------
                                                                          (unaudited)
ASSETS

Current Assets:

     Cash and cash equivalents (Note 6) ..............................    $ 4,724,772    $ 2,425,122
     Marketable securities (Note 7) ..................................      2,527,694      1,575,945
     Accounts receivable (net of allowance for
         doubtful accounts of $173,000) ..............................     15,327,932     15,037,995
     Other receivables ...............................................        152,885         86,772
     Prepaid expenses ................................................          9,383         67,449
     Prepaid and recoverable income taxes ............................         80,857         90,823
     Deferred income taxes ...........................................         59,000         59,000
                                                                          -----------    -----------
         Total current assets ........................................     22,882,523     19,343,106

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $1,326,000 and $952,000) .......        652,822      1,008,776
Other assets .........................................................        102,428         90,995
Deferred income taxes ................................................         97,000         73,000
                                                                          -----------    -----------
                                                                          $23,734,773    $20,515,877
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables .....................................    $   232,469    $   278,410
     Accrued and other liabilities ...................................      4,011,865      2,950,986
     Income taxes payable ............................................         35,436        173,377
     Advances from customers .........................................        909,518        946,257
                                                                          -----------    -----------
         Total current liabilities ...................................      5,189,288      4,349,030
                                                                          -----------    -----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued ...............................           --             --
     Common stock, $.01 par value, authorized 25,000,000
         shares; issued 5,988,276 shares .............................         59,883         59,883
     Additional paid-in capital ......................................      3,183,246      3,183,246
     Retained earnings ...............................................     15,302,356     12,923,718
                                                                          -----------    -----------
                                                                           18,545,485     16,166,847
                                                                          -----------    -----------
                                                                          $23,734,773    $20,515,877
                                                                          ===========    ===========


                  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                           TSR, INC. AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                                  (unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                November 30,                 November 30,
                                                         -------------------------    --------------------------
                                                             1998          1997           1998          1997
                                                         -----------   -----------    -----------   ------------
Revenues .............................................   $21,682,375   $17,515,674    $42,147,906    $33,294,519

Cost of sales ........................................    15,887,756    12,671,061     30,948,128     24,618,079
Selling, general and administrative expenses .........     3,526,087     3,088,822      6,885,351      5,903,037
Research and development .............................        80,310       211,930        228,481        377,184
                                                         -----------   -----------    -----------   ------------
                                                          19,494,153    15,971,813     38,061,960     30,898,300
                                                         -----------   -----------    -----------   ------------

Income from operations ...............................     2,188,222     1,543,861      4,085,946      2,396,219

Other income:
     Interest and dividend income ....................        78,687        41,075        146,573         72,270
     Gain (loss) from marketable
        securities, net ..............................        23,901         3,410         (3,881)         7,360
     Gain from sales of assets .......................          --            --             --            8,600
                                                         -----------   -----------    -----------   ------------

Income before income taxes ...........................     2,290,810     1,588,346      4,228,638      2,484,449
Provision for income taxes ...........................     1,000,000       707,000      1,850,000      1,134,000
                                                         -----------   -----------    -----------   ------------

     Net income ......................................   $ 1,290,810   $   881,346    $ 2,378,638    $ 1,350,449
                                                         ===========   ===========    ===========   ============

Basic net income per common share ....................   $      0.22   $      0.15    $      0.40    $      0.23
                                                         ===========   ===========    ===========   ============

Weighted average number of
   common shares outstanding .........................     5,988,276     5,966,704      5,988,276      5,942,206
                                                         ===========   ===========    ===========   ============

Diluted net income per common share ..................   $      0.22   $      0.15    $      0.40    $      0.23
                                                         ===========   ===========    ===========   ============

Weighted average number of
   diluted common shares outstanding .................     5,988,276     5,966,704      5,988,276      5,942,206
                                                         ===========   ===========    ===========   ============


                        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      TSR, INC. AND SUBSIDIARIES

                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                                  (unaudited)


                                                                                Six Months Ended
                                                                                   November 30,
                                                                           --------------------------
                                                                               1998           1997
                                                                           -----------    -----------
Cash flows from operating activities:
     Net income ........................................................   $ 2,378,638    $ 1,350,449
                                                                           -----------    -----------
     Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
         Depreciation and amortization .................................       431,500        188,097
         Loss (gain) from marketable securities, net ...................         3,881         (7,360)
         Deferred income taxes .........................................       (24,000)       (20,000)
         Gain on sales of assets .......................................          --           (8,600)
Changes in assets and liabilities:
             Accounts receivable .......................................      (289,937)    (2,419,092)
             Other receivables .........................................       (66,113)       (50,937)
             Prepaid expenses ..........................................        58,066          3,860
             Prepaid and recoverable income taxes ......................         9,966        (39,805)
             Other assets ..............................................       (28,100)        20,952
             Accounts payable and accrued expenses .....................     1,014,938        171,566
             Income taxes payable ......................................      (137,941)      (124,701)
             Advances from customers ...................................       (36,739)        (8,528)
                                                                           -----------    -----------
         Total adjustments .............................................       935,521     (2,294,548)
                                                                           -----------    -----------
     Net cash provided by (used in) operating activities ...............     3,314,159       (944,099)
                                                                           -----------    -----------

Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities ...       974,054           --
         Purchase of marketable securities .............................    (1,929,684)      (105,002)
         Purchase of fixed assets ......................................       (58,879)      (738,601)
         Proceeds from sales of assets .................................          --            8,600
                                                                           -----------    -----------
     Net cash used in investing activities .............................    (1,014,509)      (835,003)
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ...................     2,299,650     (1,779,102)
Cash and cash equivalents at beginning of period .......................     2,425,122      2,931,180
                                                                           -----------    -----------

Cash and cash equivalents at end of period .............................   $ 4,724,772    $ 1,152,078
                                                                           ===========    ===========

Supplemental Disclosures:
     Income tax payments ...............................................   $ 2,002,000    $ 1,319,000
                                                                           ===========    ===========

     Interest paid .....................................................   $      --      $      --
                                                                           ===========    ===========


                  The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 1998:

              Cash in banks .............................     $1,091,914
              Money Market Funds.........................      2,643,668
              United States Treasury Bills...............        989,190
                                                              ----------
                                                              $4,724,772
                                                              ==========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at November 30, 1998 are as follows:

                                                  Gross      Gross
                                                Unrealized Unrealized
                                     Amortized    Holding   Holding
                                        Cost       Gains    Losses    Fair Value
                                     ---------- ---------- ---------- ----------
      United States Treasury Bills.. $2,403,775      --        --     $2,403,775
      Equity Securities.............    133,289    12,632   (22,002)     123,919
                                     ----------   -------  --------   ----------
                                     $2,537,064   $12,632  $(22,002)  $2,527,694
                                     ==========   =======  ========   ==========

8. On January 30, 1998, the Company sold 160,000 shares of common stock at $16 per share in a private placement. The net proceeds to the Company after expenses were $2,306,400.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:

Three months ended November 30, 1998 compared with three months ended November 30, 1997

                                                          3 Months Ended November 30,
                                                   ----------------------------------------
                                                          1998                 1997
                                                   ------------------    ------------------
                                                               % of                  % of
                                                    Amount   Revenues     Amount   Revenues
                                                   -------   --------    -------   --------
                                                         (Dollar amounts in Thousands)

Revenues ........................................  $21,682     100.0     $17,516     100.0
Cost of Sales ...................................   15,887      73.3      12,671      72.3
                                                   -------     -----     -------     -----
Gross Profit ....................................    5,795      26.7       4,845      27.7

Selling, General, and Administrative Expenses ...    3,526      16.2       3,089      17.7
Research and Development ........................       80       0.4         212       1.2
                                                   -------     -----     -------     -----
Income from Operations ..........................    2,189      10.1       1,544       8.8

Other Income ....................................      102       0.5          44       0.2
                                                   -------     -----     -------     -----
Income Before Income Taxes ......................    2,291      10.6       1,588       9.0
Provision for Income Taxes ......................    1,000       4.6         707       4.0
                                                   -------     -----     -------     -----
Net Income ......................................  $ 1,291       6.0     $   881       5.0
                                                   =======     =====     =======     =====

REVENUES

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues for the quarter ended November 30, 1998 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the quarter ended November 30, 1998 increased $4,166,000 or 23.8% over the comparable period in fiscal 1998.

Computer programming consulting services revenues increased $3,539,000 from $15,921,000 in the quarter ended November 30, 1997 to $19,460,000 in the quarter ended November 30, 1998. This increase resulted from an overall increase in the number of programmers on billing with clients from an average of approximately 467 in the quarter ended November 30, 1997 to approximately 514 in the quarter ended November 30, 1998.

Revenues from the Company's Year 2000 business, were $2,222,000 for the quarter ended November 30, 1998 as compared to $1,580,000 for the quarter ended November 30, 1998. During the current quarter the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 7,500,000 lines of code for client software applications for a total of sixteen customers. The Company's Year 2000 revenues during the second quarter of fiscal 1999 were slightly less than the first quarter revenues and the Company expects these revenues may decline more rapidly during the remainder of fiscal 1999. The Company has received less code from customers than it had expected based on customers' original estimates. In addition, the Company is experiencing more intense competition which has impacted obtaining new customers. As a result, the Company has reduced its marketing efforts and sales force in the Year 2000 area.

The agreements under which the Year 2000 revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include amounts billed or paid prior to the final acceptance by the customer only for conversion projects where management believes that acceptance is probable.

COST OF SALES

Cost of sales as a percentage of revenues increased from 72.3% in the quarter ended November 30, 1997 to 73.3% in the quarter ended November 30, 1998. This increase is attributable to increases in cost of sales as a percentage of revenues in both the computer programming consulting services business and the Year 2000 business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 76.3% in the quarter ended November 30, 1997 to 77.0% in the quarter ended November 30, 1998. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $1,908,000 in the quarter ended November 30, 1998 versus $522,000 in the prior year quarter. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company expects cost of sales from the Year 2000 business to decrease in the coming quarters due to a significant decrease in the number of analysts working in this area.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $437,000 or 14.1% from $3,089,000 in the quarter ended November 30, 1997 to $3,526,000 in the quarter ended November 30, 1998. Selling, general and administrative expenses related to computer programming consulting services increased $305,000 over the prior year period to $2,801,000. The increase was primarily attributable to additional commission based compensation based on higher gross profits. In addition, this increase resulted from expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended November 30, 1998, approximately $725,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, management, and facilities expenses. Such expenses are expected to decline due to lower demand for Year 2000 remediation services. Comparable Year 2000 selling, general and administrative expenses in the quarter ended November 30, 1997 were $593,000.

RESEARCH AND DEVELOPMENT

Research and development costs of $80,000 in the quarter ended November 30, 1998 represent amounts expended by the Company on the Company's Year 2000 compliance solution product offerings primarily related to XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. Research and development expenses in the quarter ended November 30, 1997 were $212,000. The Company expects to continue to reduce research and development expenditures.

INCOME FROM OPERATIONS

In the quarter ended November 30, 1998, the computer programming consulting service business contributed $1,680,000 or 76.7% of the income from operations, while the Year 2000 business contributed the remaining $509,000 or 23.3%. In the prior year quarter, the computer programming consulting service business contributed $1,276,000 or 82.6% of income from operations, the Year 2000 business contributed $253,000 or 16.4%, and there was $15,000 or 1.0% from other sources.

OTHER INCOME

Other income resulted primarily from interest and dividend income which increased by $58,000 to $102,000 due to higher average available investable funds in the quarter ended November 30, 1998. There was also an unrealized gain of $24,000 on the Company's equity securities.

INCOME TAXES

The effective income tax rate decreased to 43.7% in the quarter ended November 30, 1998 from 44.5% in the quarter ended November 30, 1997 because of a lower percentage of non-deductible expenses.



Six months ended November 30, 1998 compared with six months ended November 30, 1997.

            (Dollar amounts in Thousands)                                                6 Months Ended
                                                                                          November 30,

                                                                                     1998               1997
                                                                                     ----               ----
                                                                                           % of               %  of
                                                                                Amount   Revenues  Amount    Revenues
                                                                                ------   --------  ------    --------

Revenues ...................................................................   $42,148     100.0   $33,294     100.0
Cost of Sales ..............................................................    30,948      73.4    24,618      74.0
                                                                               -------   -------   -------   -------
Gross Profit ...............................................................    11,200      26.6     8,676      26.0

Selling, General, and Administrative Expenses ..............................     6,885      16.3     5,903     17.7
Research and Development ...................................................       228       0.6       377      1.1
                                                                               -------   -------   -------   -------
Income from Operations .....................................................     4,087       9.7     2,396      7.2

Other Income ...............................................................       142       0.3        88       0.3
                                                                               -------   -------   -------   -------
Income Before Income Taxes .................................................     4,229      10.0     2,484       7.5

Provision for Income Taxes .................................................     1,850       4.4     1,134       3.4
                                                                               -------   -------   -------   -------
Net Income .................................................................   $ 2,379       5.6   $ 1,350       4.1
                                                                               =======   =======   =======   =======



Revenues

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues for the six months ended November 30, 1998 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the six months ended November 30, 1998 increased $8,854,000 or 26.6% over the comparable period in fiscal 1998.

Computer programming consulting services revenues increased $6,499,000 from $31,096,000 in the six months ended November 30, 1997 to $37,595,000 in the six months ended November 30, 1998. This increase resulted from an overall increase in the number of programmers on billing with clients from an average of approximately 458 in the six months ended November 30, 1997 to approximately 496 in the six months ended November 30, 1998.

Revenues from the Company's Year 2000 business, were $4,553,000 for the six months ended November 30, 1998 as compared to $2,165,000 in the six months ended November 30, 1998. During the current six month period the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 16,500,000 lines of code for client software applications for a total of sixteen customers. While the Company's revenues for Year 2000 services increased over the comparable six month period in fiscal 1998, the Company expects its Year 2000 revenues to decline during the remainder of fiscal 1999.

Cost of Sales

Cost of sales as a percentage of revenues decreased from 74.0% in the six months ended November 30, 1997 to 73.4% in the six months ended November 30, 1998. This decrease is primarily attributable to the increase in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 76.2% in the six months ended November 30, 1997 to 77.1% in the six months ended November 30, 1998. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $1,988,000 in the six months ended November 30, 1998 versus $908,000 in the prior year period. These costs consisted primarily of salaries of software analysts and quality assurance personnel. The Company expects cost of sales from the Year 2000 business to decrease in the coming quarters due to a significant decrease in the number of analysts working in this area.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $982,000 or 16.6% from $5,903,000 in the six months ended November 30, 1997 to $6,885,000 in the six months ended November 30, 1998. Selling, general and administrative expenses related to computer programming consulting services increased $766,000 over the prior year period to $5,522,000. The increase was primarily attributable to additional sales commissions based on higher gross profits. In addition, this increase resulted from expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the six months ended November 30, 1998, approximately $1,363,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, management, and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the six months ended November 30, 1997 were $1,147,000.

Research and Development

Research and development costs of $228,000 in the six months ended November 30, 1998 represent amounts expended by the Company on the Company's Year 2000 compliance solution product offerings primarily related to XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. Research and development expenses in the six months ended November 30, 1997 were $377,000.

Income from Operations

In the six months ended November 30, 1998, the computer programming consulting service business contributed $3,113,000 or 76.2% of the income from operations, while the Year 2000 business contributed the remaining $974,000 or 23.8%. In the prior year period, the computer programming consulting service business contributed $2,629,000 of income from operations, the Year 2000 business incurred a loss of $267,000, and there was $34,000 from other sources.

Other Income

Other income resulted primarily from interest and dividend income which increased by $54,000 to $142,000 due to higher average available investable funds in the six months ended November 30, 1998. This interest and dividend increase was offset, to some extent, by an unrealized loss of $4,000 on the Company's equity securities.

Income Taxes

The effective income tax rate decreased to 43.7% in the six months ended November 30, 1998 from 45.6% in the period ended November 30, 1997 because the losses incurred in the prior year period by the Year 2000 business, operated out of the Company's Hauppauge, New York location, were not available to offset state and local income taxes other than for New York State.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At November 30, 1998, the Company had working capital of $17,693,000 and cash and cash equivalents of $4,725,000 as compared to working capital of $14,994,000 and cash and cash equivalents of $2,425,000 at May 31, 1998. Working capital and cash and cash equivalents increased primarily due to the Company's net income in the six months ended November 30, 1998.

The Company had positive net cash flow of $3,314,000 from operations during the six months ended November 30, 1998 as compared to negative net cash flow from operations of $944,000 in the six months ended November 30, 1997. The Company had net income of $2,379,000, in the six month ended November 30, 1998 as compared to $1,350,000 in the six months ended November 30, 1997. Cash flow also benefited from a small increase in accounts receivable despite the significant increase in revenues because the rate of increase in collections on accounts receivable exceeded the rate of growth in revenues during the six months ended November 30, 1998. The Company also had additional cash flow as a result of the increase in the accounts payable and accrued expenses of $1,015,000. The increase in accounts payable and accrued expense resulted primarily from the increase in cost of sales.

Cash flow used in investing activities resulted primarily from the purchase of US Treasury Bills with a maturity in excess of three months and the purchase of fixed assets in the current period of $59,000. The fixed asset additions were $739,000 in the prior year period. The significant decrease occurred due to equipment purchased in the prior year period to emulate client computer environments to enable sufficient testing and quality assurance of the Catch/21 Software Solution.

The Company's capital resource commitments at November 30, 1998 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 1998. The Company believes that it would require financing for its accounts receivable if its accounts receivable grow significantly as a result of a significant increase in the rate of revenue growth. The Company has available a revolving line of credit of $5,000,000 with a major money center bank which the Company believes provides sufficient available financing if this need arose. As of November 30, 1998 no amounts were outstanding under this line of credit.

Year 2000 Information

Readiness for Year 2000

The Company has only limited internal systems which it believes could be affected by Year 2000 issues. The Company's principal information technology
(IT) systems are its resume search (which contains its databases of IT professionals), payroll, billing and general ledger systems. The Company believes that its search, payroll and billing software systems are written in a language which should be Year 2000 compliant. The Company's general ledger system will require an upgrade to be Year 2000 compliant and the Company is currently in the process of testing the upgrade. The Company does not expect the cost of the upgrade to be material. The Company's management is engaged in an assessment of the readiness of its systems for handling the Year 2000 and intends to conduct more extensive tests of its software systems. The Company is not currently aware of any non-IT systems which are material to the Company and contain embedded chip systems which have Year 2000 issues. Although the assessment of the Company's IT and non-IT systems is in the early stages, management does not believe that it will have material Year 2000 problems relating to its IT and non-IT systems. The Company's management currently believes that it will be successful in identifying and resolving any potential deficiencies in its systems with respect to Year 2000 issues, that all material systems will be compliant by the Year 2000 and that the cost to address the Year 2000 issues will not be material.

The Company does not materially rely on individual third party vendors and suppliers and accordingly does not believe that the Year 2000 readiness of third party vendors or suppliers will have a material impact on its business. Nonetheless, the Company's business is dependent on third parties, such as public utilities, electric systems, telecommunication systems, mail and overnight delivery services. The Company's business could be materially adversely affected by disruption in services provided by such entities, or by conditions resulting from Year 2000 issues generally affecting companies with which it does business.

The Company's management believes the impact of the Year 2000 will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to assess and accordingly there is a risk that there will be disruptions which could have a material adverse effect on the Company.

As discussed above, the Company is engage in an ongoing Year 2000 assessment. Following the completion of the assessment, the Company plans to conduct a full-scale Year 2000 simulation of its IT systems. The results of this simulation and the Company's assessment will be taken into account in determining the nature and extent of any contingency plans.

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




                                                      TSR, INC.
                                  ----------------------------------------------
                                                     (Registrant)




Date: January 8, 1999             /s/   J.F. Hughes
                                  ----------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer




Date: January 8, 1999             /s/ John G. Sharkey
                                  ----------------------------------------------
                                  John G. Sharkey, Vice President, Finance