Form 10-Q
period 1999-02-28
TSR INC
filed 1999-04-07
CIK 98338

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the period ended February 28, 1999

                 [ ] Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to __________

                         Commission File Number:0-8656

                                    TSR, Inc.
              -----------------------------------------------------
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

                                  516-231-0333
                         ------------------------------
                         (Registrant's telephone number)

                                      NONE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           5,899,626 shares of common stock, par value $.01 per share, as of March 31, 1999

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I.  Financial Information:

    Item 1. Financial Statements:

            Consolidated Condensed Balance Sheets --
                 February 28, 1999 and May 31, 1998..................................................       3

            Consolidated Condensed Statements of Earnings --
                 For the three months and nine months ended February 28, 1999 and 1998 ..............       4

            Consolidated Condensed Statements of Cash Flows --
                 For the nine months ended February 28, 1999 and 1998................................       5

            Notes to Consolidated Condensed Financial Statements.....................................       6

    Item 2. Management's Discussion and Analysis.....................................................       7

Part II.  Other Information..........................................................................      12

Signatures...........................................................................................      13



Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                            February 28,           May 31,
ASSETS                                                                                         1999                 1998
                                                                                            -----------         ------------
                                                                                            (unaudited)
Current Assets:
     Cash and cash equivalents (Note 6)............................................         $ 4,079,786          $ 2,425,122
     Marketable securities (Note 7)................................................           5,424,841            1,575,945
     Accounts receivable (net of allowance for
         doubtful accounts of $173,000)............................................          14,985,381           15,037,995
     Other receivables.............................................................             170,557               86,772
     Prepaid expenses..............................................................              25,681               67,449
     Prepaid and recoverable income taxes..........................................             224,501               90,823
     Deferred income taxes.........................................................              59,000               59,000
                                                                                            -----------          -----------
         Total current assets......................................................          24,969,747           19,343,106

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $1,600,000 and $952,000)                                  428,216            1,008,776
Other assets.......................................................................              92,799               90,995
Deferred income taxes..............................................................             107,000               73,000
                                                                                            -----------          -----------
                                                                                            $25,597,762          $20,515,877
                                                                                            ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables...................................................          $  398,498          $  278,410
     Accrued and other liabilities.................................................           3,594,308           2,950,986
     Income taxes payable..........................................................             144,260             173,377
     Advances from customers.......................................................           1,439,961             946,257
                                                                                            -----------          ----------
         Total current liabilities.................................................           5,577,027           4,349,030
                                                                                            -----------          ----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued.............................................              --                   --
     Common stock, $.01 par value, authorized 25,000,000
         shares; issued 6,078,726 shares and 5,988,276 shares                                    60,787              59,883
     Additional paid-in capital....................................................           4,007,699           3,183,246
     Retained earnings.............................................................          16,500,124          12,923,718
                                                                                            -----------         -----------
                                                                                             20,568,610          16,166,847
     Less:  Treasury stock 62,000 shares at cost ..................................             547,875              --
                                                                                            -----------         -----------
                                                                                             20,020,735          16,166,847
                                                                                            -----------         -----------
                                                                                            $25,597,762         $20,515,877
                                                                                            ===========         ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (unaudited)


                                                             Three Months Ended               Nine Months Ended
                                                                February 28,                      February 28,
                                                       -----------------------------     -------------------------------
                                                            1999            1998             1999               1998
                                                       -------------    ------------     ------------       ------------
Revenues.........................................       $20,817,633      $17,966,457     $62,965,539         $51,260,976

Cost of sales....................................        15,460,007       12,808,402      46,408,135          37,426,481
Selling, general and administrative expenses              3,311,912        3,093,832      10,197,263           8,996,869
Research and development.........................            49,139          211,696         277,620             588,880
                                                        -----------      -----------     -----------         -----------
                                                         18,821,058       16,113,930      56,883,018          47,012,230
                                                        -----------      -----------     -----------         -----------
Income from operations...........................         1,996,575        1,852,527       6,082,521           4,248,746

Other income:
  Interest and dividend income ..................           105,361           28,876         251,934             101,146
  Gain (loss) from marketable
   securities, net ..............................            (4,168)           6,200          (8,049)             13,560
  Gain from sales of assets .....................              --                --            --                  8,600
                                                        -----------      -----------     -----------         -----------
Income before income taxes.......................         2,097,768        1,887,603       6,326,406           4,372,052
Provision for income taxes.......................           900,000          838,000       2,750,000           1,972,000
                                                        -----------      -----------     -----------         -----------
     Net income..................................       $ 1,197,768      $ 1,049,603     $ 3,576,406         $ 2,400,052
                                                        ===========      ===========     ===========         ===========
Basic net income per common share ...............       $      0.20      $      0.18     $      0.60         $      0.41
                                                        ===========      ===========     ===========         ===========

Weighted average number of
   common shares outstanding.....................         6,026,801        5,881,609       6,001,118           5,846,054
                                                        ===========      ===========     ===========         ===========
Diluted net income per common share .............       $      0.20      $      0.17     $      0.60         $      0.40
                                                        ===========      ===========     ===========         ===========
Weighted average number of
   diluted common shares outstanding ............         6,039,793        6,165,503       6,003,070           5,977,381
                                                        ===========      ===========     ===========         ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                                 February 28,
                                                                                       ------------------------------
                                                                                          1999                1998
                                                                                       -----------         ----------
   Cash flows from operating activities:
     Net income....................................................................   $ 3,576,406          $ 2,400,052
     Adjustments to reconcile net income
            to net cash provided by (used in) operating activities:
         Depreciation and amortization.............................................       713,855              312,534
         Loss (gain) from marketable securities, net...............................         8,049              (13,560)
         Deferred income taxes.....................................................       (34,000)             (39,000)
         Gain on sales of assets...................................................         --                  (8,600)
     Changes in assets and liabilities:
             Accounts receivable...................................................        52,614           (3,641,173)
             Other receivables.....................................................       (83,785)             (42,137)
             Prepaid expenses......................................................        41,768              (10,063)
             Prepaid and recoverable income taxes..................................      (133,678)             (29,090)
             Other assets..........................................................       (26,804)              (8,213)
             Accounts payable and accrued expenses.................................       763,410              231,242
             Income taxes payable..................................................       (29,117)              24,536
             Advances from customers...............................................       493,704              178,782
                                                                                      -----------          -----------
     Net cash provided by (used in) operating activities...........................     5,342,422             (644,690)
                                                                                      -----------          -----------
Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities                      974,054                --
         Purchase of marketable securities.........................................    (4,830,999)            (592,187)
         Purchase of fixed assets..................................................      (108,295)            (869,987)
         Proceeds from sales of assets.............................................           --                 8,600
                                                                                      -----------          -----------
     Net cash used in investing activities.........................................    (3,965,240)          (1,453,574)
                                                                                      -----------          -----------

Cash flows from Financing Activities
         Issuance of common stock..................................................           --             2,306,400
         Exercise of stock options.................................................       825,357               --
         Purchase of treasury stock................................................      (547,875)              --
                                                                                      -----------          -----------
     Net cash provided by financing activities.....................................       277,482            2,306,400
                                                                                      -----------          -----------

Net increase in cash and cash equivalents..........................................     1,654,664              208,136
Cash and cash equivalents at beginning of period...................................     2,425,122            2,931,180
                                                                                      -----------          -----------
Cash and cash equivalents at end of period.........................................   $ 4,079,786          $ 3,139,316
                                                                                      ===========          ===========
Supplemental Disclosures:
     Income tax payments...........................................................   $ 2,947,000          $ 2,016,000
                                                                                      ===========          ===========
     Interest paid.................................................................   $       --           $       --
                                                                                      ===========          ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 1999:

          Cash in banks .............................   $  810,192
          Money Market Funds.........................    2,775,134
          United States Treasury Bills...............      494,460
                                                        ----------
                                                        $4,079,786
                                                        ==========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at February 28, 1999: are as follows:

                                                                    Gross           Gross
                                                                  Unrealized      Unrealized
                                                  Amortized        Holding         Holding
                                                    Cost             Gains          Losses          Fair Value
                                                 -----------      ------------    -----------       ----------
      United States Treasury Bills.......        $5,305,091             --              --           $5,305,091
      Equity Securities..................           133,289           20,338          33,877)           119,750
                                                 ----------          -------        --------         ----------
                                                 $5,438,380          $20,338        $(33,877)        $5,424,841
                                                 ==========          =======        ========         ==========


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

Three months ended February 28, 1999 compared with three months ended February 28, 1998

                                                                                         3 Months Ended
                                                                                            February 28,
                                                                           ---------------------------------------------------
                                                                                  1999                        1998
                                                                                  ----                        ----
                                                                                         % of                           % of
                                                                            Amount      Revenues       Amount         Revenues
                                                                           --------     --------       -------        --------
                                                                                    (Dollar amounts in Thousands)
Revenues ...........................................................       $20,818        100.0        $17,967          100.0
Cost of Sales ......................................................        15,460         74.3         12,808           71.3
                                                                           -------        -----        -------          -----
Gross Profit .......................................................         5,358         25.7          5,159           28.7

Selling, General, and Administrative Expenses ......................         3,312         15.9          3,094           17.2
Research and Development ...........................................            49          0.2            212            1.2
                                                                           -------        -----        -------          -----
Income from Operations .............................................         1,997          9.6          1,853           10.3

Other Income .......................................................           101          0.5             35            0.2
                                                                           -------        -----        -------          -----
Income Before Income Taxes .........................................         2,098         10.1          1,888           10.5
Provision for Income Taxes .........................................           900          4.3            838            4.7
                                                                           -------        -----        -------          -----
Net Income .........................................................       $ 1,198          5.8        $ 1,050            5.8
                                                                           =======        =====        =======          =====

Revenues

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues for the quarters ended February 28, 1999 and 1998 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the quarter ended February 28, 1999 increased $2,851,000 or 15.9% over the comparable period in fiscal 1998.

Computer programming consulting services revenues increased $3,818,000 or 25% from $15,390,000 in the quarter ended February 28, 1998 to $19,208,000 in the quarter ended February 28, 1999. This increase resulted from an overall increase in the number of programmers on billing with clients from an average of approximately 452 in the quarter ended February 28, 1998 to approximately 532 in the quarter ended February 28, 1999. Increased billing rates to clients have also impacted the revenue growth. The Company believes that the rate of growth in revenues from consulting services in the quarter ended February 28, 1999 would have been higher except that there was a slowdown in new projects commenced by clients in the last two months of the quarter. The Company believes that this slowdown is attributable to an industry-wide trend in which companies have delayed new IT projects because they are devoting their resources to Year 2000 testing. The Company ordinarily experiences a decline in the number of programmers on billing with clients after December 31 of each year as projects are completed or terminated at year end. Generally, programmers on billing with clients increase during the first few months of the following year as clients commence new projects in the new year. However, due to the trend referred to above, the number of new projects commenced has declined, resulting in a delay in the increase in programmers on billing with clients. The Company believes that this impact is likely to be temporary.

Revenues from the Company's Year 2000 business, were $1,610,000 for the quarter ended February 28, 1999 as compared to $2,561,000 for the quarter ended February 28, 1998. During the current quarter the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 3,000,000 lines of code for client software applications for a total of ten customers. The Company's Year 2000 revenues during the third quarter of fiscal 1999 were less than the second quarter revenues and while, as previously disclosed, the Company anticipated a decline in Year 2000 revenues, the decline of third quarter revenues was less than anticipated.

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

Cost of Sales

Cost of sales as a percentage of revenues increased from 71.3% in the quarter ended February 28, 1998 to 74.3% in the quarter ended February 28, 1999. This increase is attributable to increases in cost of sales as a percentage of revenues in the computer programming consulting services business. As well as a shift in the mix of revenues as the higher margin Year 2000 business revenues decline as a percentage of total revenues.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.4% in the quarter ended February 28, 1998 to 79.0% in the quarter ended February 28, 1999. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $282,000 in the quarter ended February 28, 1999 versus $900,000 in the prior year quarter. These costs consisted primarily of salaries of software analysts and quality assurance personnel which personnel were significantly reduced in anticipation of reduced revenues. The Company expects cost of sales from the Year 2000 business to continue to decrease as the related revenues decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $218,000 or 7.0% from $3,094,000 in the quarter ended February 28, 1998 to $3,312,000 in the quarter ended February 28, 1999. Selling, general and administrative expenses related to computer programming consulting services increased $379,000 over the prior year period to $2,745,000. The increase was primarily attributable to additional commission based compensation based on higher gross profits. In addition, this increase resulted from expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended February 28, 1999, approximately $567,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, management, and facilities expenses. Such expenses are expected to decline due to lower demand for Year 2000 remediation services. Comparable Year 2000 selling, general and administrative expenses in the quarter ended February 28, 1998 were $726,000.

Research and Development

Research and development costs of $49,000 in the quarter ended February 28, 1999 represent amounts expended by the Company on the Company's Year 2000 compliance solution product offerings primarily related to XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. Research and development expenses in the quarter ended February 28, 1998 were $212,000. The Company expects to continue to reduce research and development expenditures.

Income from Operations

In the quarter ended February 28, 1999, the computer programming consulting service business contributed $1,285,000 or 64.3% of the income from operations, while the Year 2000 business contributed the remaining $712,000 or 35.7%. In the prior year quarter, the computer programming consulting service business contributed $1,116,000 or 60.2% of income from operations, the Year 2000 business contributed $723,000 or 39.0%, and there was $14,000 or 0.8% from other sources.

Other Income

Other income resulted primarily from interest and dividend income which increased by $76,000 to $105,000 due to higher average available investable funds in the quarter ended February 28, 1999. There was also an unrealized loss of $4,000 on the Company's equity securities.

Income Taxes

The effective income tax rate decreased to 42.9% in the quarter ended February 28, 1999 from 44.4% in the quarter ended February 28, 1998 because of a lower percentage of non-deductible expenses.

Nine months ended February 28, 1999 compared with nine months ended February 28, 1998.


                                                                                      9 Months Ended
                                                                                        February 28,
                                                                 ---------------------------------------------------------
                                                                          1999                            1998
                                                                          ----                            ----
                                                                                    % of                           % of
                                                                 Amount           Revenues       Amount           Revenues
                                                                 -------          ---------      -------          --------
                                                                                (Dollar amounts in Thousands)
Revenues ...................................................     $62,966            100.0        $51,261            100.0
Cost of Sales ..............................................      46,408             73.7         37,426             73.0
                                                                 -------            -----        -------            -----
Gross Profit ...............................................      16,558             26.3         13,835             27.0

Selling, General, and Administrative Expenses ..............      10,197             16.2          8,997             17.6
Research and Development ...................................         278              0.4            589              1.1
                                                                 -------            -----        -------            -----
Income from Operations .....................................       6,083              9.7          4,249              8.3

Other Income ...............................................         244              0.4            123              0.2
                                                                 -------            -----        -------            -----
Income Before Income Taxes .................................       6,327             10.1          4,372              8.5
Provision for Income Taxes .................................       2,750              4.4          1,972              3.8
                                                                 -------            -----        -------            -----
Net Income .................................................     $ 3,577              5.7        $ 2,400              4.7
                                                                 =======            =====        =======            =====

Revenues

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues for the nine months ended February 28, 1999 and 1998 included revenues from its Year 2000 business which was commenced in fiscal 1997. Revenues for the nine months ended February 28, 1999 increased $11,705,000 or 22.8% over the comparable period in fiscal 1998.

Computer programming consulting services revenues increased $10,317,000 or 22% from $46,486,000 in the nine months ended February 28, 1998 to $56,803,000 in the nine months ended February 28, 1999. This increase resulted from an overall increase in the number of programmers on billing with clients from an average of approximately 456 in the nine months ended February 28, 1998 to approximately 508 in the nine months ended February 28, 1999. Increased billing rates to clients have also impacted the revenue growth.

Revenues from the Company's Year 2000 business, were $6,163,000 for the nine months ended February 28, 1999 as compared to $4,726,000 in the nine months ended February 28, 1998. During the current nine month period the Company used its proprietary Catch/21 Software Solution on conversion projects to remediate approximately 19,500,000 lines of code for client software applications for a total of seventeen customers. While the Company's revenues for Year 2000 services increased over the comparable nine month period in fiscal 1998, the Company expects its Year 2000 revenues to decline during the remainder of fiscal 1999.

Cost of Sales

Cost of sales as a percentage of revenues increased from 73.0% in the nine months ended February 28, 1998 to 73.7% in the nine months ended February 28, 1999. This increase is primarily attributable to the increases in cost of sales as percentage of revenues in the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 76.6% in the nine months ended February 28, 1998 to 77.7% in the nine months ended February 28, 1999. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $2,270,000 in the nine months ended February 28, 1999 versus $1,808,000 in the prior year period. These costs consisted primarily of salaries of software analysts and quality assurance personnel which personnel were significantly reduced in anticipation of reduced revenues. The Company expects cost of sales from the Year 2000 business to continue to decrease as the related revenues decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $1,200,000 or 13.3% from $8,997,000 in the nine months ended February 28, 1998 to $10,197,000 in the nine months ended February 28, 1999. Selling, general and administrative expenses related to computer programming consulting services increased $1,144,000 over the prior year period to $8,267,000. The increase was primarily attributable to additional sales commissions based on higher gross profits. In addition, this increase resulted from expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the nine months ended February 28, 1999, approximately $1,930,000 in selling, general and administrative expenses were attributable to the Year 2000 business. These expenses consisted primarily of marketing, management, and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the nine months ended February 28, 1998 were $1,873,000.

Research and Development

Research and development costs of $277,000 in the nine months ended February 28, 1999 represent amounts expended by the Company on the Company's Year 2000 compliance solution product offerings primarily related to XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. Research and development expenses in the nine months ended February 28, 1998 were $589,000.

Income from Operations

In the nine months ended February 28, 1999, the computer programming consulting service business contributed $4,397,000 or 72.3% of the income from operations, while the Year 2000 business contributed the remaining $1,686,000 or 27.7%. In the prior year period, the computer programming consulting service business contributed $3,745,000 of income from operations, the Year 2000 business contributed $456,000, and there was $48,000 from other sources.

Other Income

Other income resulted primarily from interest and dividend income which increased by $151,000 to $252,000 due to higher average available investable funds in the nine months ended February 28, 1999. This interest and dividend increase was partially offset by an unrealized loss of $8,000 on the Company's equity securities.

Income Taxes

The effective income tax rate decreased to 43.5% in the nine months ended February 28, 1999 from 45.1% in the period ended February 28, 1998 because of a lower percentage of non-deductible expenses.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At February 28, 1999, the Company had working capital of $19,393,000 and cash and cash equivalents of $4,080,000 as compared to working capital of $14,994,000 and cash and cash equivalents of $2,425,000 at May 31, 1998. Working capital and cash and cash equivalents increased primarily due to the Company's net income in the nine months ended February 28, 1999.

The Company had positive net cash flow of $5,342,000 from operations during the nine months ended February 28, 1999 as compared to negative net cash flow from operations of $645,000 in the nine months ended February 28, 1998. The Company had net income of $3,576,000, in the nine month ended February 28, 1999 as compared to $2,400,000 in the nine months ended February 28, 1998. Cash flow also benefited from a small decrease in accounts receivable despite the significant increase in revenues because the rate of increase in collections on accounts receivable exceeded the rate of growth in revenues during the nine months ended February 28, 1999. Also, the decrease in revenues from the Year 2000 business has provided cash as receivables are collected and not replaced by new revenues. The Company also had additional cash flow as a result of the increase in the accounts payable and accrued expenses of $763,000. The increase in accounts payable and accrued expense resulted primarily from the increase in cost of sales.

Cash flow used in investing activities resulted primarily from the purchase of US Treasury Bills with a maturity in excess of three months and the purchase of fixed assets in the current period of $108,000. The fixed asset additions were $870,000 in the prior year period. The significant decrease occurred due to equipment purchased in the prior year period to emulate client computer environments to enable sufficient testing and quality assurance of the Catch/21 Software Solution.

Cash flow from financing activities for the nine months ended February 28, 1999 consisted of employee stock option exercises on 90,450 shares at $9.125 or proceeds of $825,357 less treasury stock repurchases of 60,200 shares at an average price of $9.10 or a total cost of $547,875. As of March 31, 1999 the Company has repurchased a total of 178,700 shares at an average price of $8.17 or a total cost of $1,460,710. The Company's board of directors has authorized the repurchase of up to 600,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at February 28, 1999 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 1999. The Company has available a revolving line of credit of $5,000,000 with a major money center bank which the Company believes provides sufficient available financing if this need arose. As of February 28, 1999, no amounts were outstanding under this line of credit.

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

As discussed above, the Company is engaged in an ongoing Year 2000 assessment. Following the completion of the assessment, the Company plans to conduct a full-scale Year 2000 simulation of its IT systems. The results of this simulation and the Company's assessment will be taken into account in determining the nature and extent of any contingency plans.

Forward-Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the development of the Company's Catch/21 solution, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services and the Year 2000 compliance solution market, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers.

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

                                                TSR, INC.
                                ----------------------------------------------
                                              (Registrant)

Date: April 5, 1999                          /s/   J.F. HUGHES
                                ----------------------------------------------
                                J.F. Hughes, Chairman, President and Treasurer



Date: April 5, 1999                         /s/ JOHN G. SHARKEY
                                ---------------------------------------------
                                   John G. Sharkey, Vice President, Finance