Form 10-K
period 1999-05-31
TSR INC
filed 1999-08-19
CIK 98338

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

                     For the fiscal year ended May 31, 1999

                                       or

               [ ] Transition Report Under Section 13 or 15(d) of
                       The Securities Exchange Act Of 1934

              For the transition period from ________ to _________

Commission File Number:  0-8656
                       ------------------------------------------------

                                    TSR, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-2635899
   -------------------------------         ----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
                 ----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number:  516-231-0333
                                ------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
                                                                     ----------
                                                                (Title of Class)

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

The aggregate market value was approximately $23,800,000 based on the market price of the Registrant's Common Stock at July 30, 1999 of $7.63 and excluding shares of common stock held by officers, directors and beneficial holders of 5% of the outstanding common stock of the Registrant, many of which persons may not be affiliates of the Registrant.

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

5,208,826 shares of Common Stock, par value $0.01 per share, as of July 30, 1999.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement in connection with the 1999 Annual Meeting of Shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.

General

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides technical computer personnel to companies to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. These clients are faced with the problem of maintaining and improving the service level of increasingly complex information systems. Accelerating technological changes make it increasingly difficult and expensive for IT managers to maintain the necessary in-house capabilities. In addition, IT managers are often subject to corporate pressures to downsize staff levels and reduce expenses relating to IT personnel, which makes outsourcing of computer personnel requirements an attractive alternative. In the year ended May 31, 1999, the Company provided IT staffing services to approximately 120 clients.

In addition, during its 1999 fiscal year, the Company provided services converting software applications to be Year 2000 compliant, utilizing a software solution, called Catch/21, which automates to a significant extent the conversion process. During the year ended May 31, 1999, the Company provided Year 2000 conversion services to approximately 20 companies. The Company had previously hired analysts in anticipation of significant growth in its Year 2000 services. Due to slower than anticipated growth in its Year 2000 services, the Company significantly reduced the number of employees in its Year 2000 services during fiscal 1999 and currently is providing services through contractual arrangements with certain former employees. The Company expects to receive only minimal revenues from its Year 2000 compliance activities after the end of its 1999 fiscal year.

The Company was incorporated in Delaware in 1969. The Company's executive offices are located at 400 Oser Avenue, Hauppauge, NY 11788, and its telephone number is (516) 231-0333.

Contract Computer Programming Services

STAFFING SERVICES

The Company's contract computer programming services involve the provision of technical staff to clients to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company's clients. The Company's approach is to make available to its clients a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of main-frame and mid-range computer operations, personal computers and client-server support, internet and e-commerce operations, voice and data communications (including local and wide area networks) and help desk support. The Company's services provide clients with flexibility in staffing their day-to-day operations, as well as special projects, on a short-term or long-term basis.

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

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey, Long Island, New York and Farmington, Connecticut. The Company does not currently intend to open additional offices, but will continue to seek to grow its business by adding account executives and technical recruiters in its existing offices. At these offices, as of May 31, 1999, the Company employed 20 persons who are responsible for recruiting technical personnel and 20 persons who are account executives.

MARKETING AND CLIENTS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 120 clients during the year ended May 31, 1999 as compared to 115 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 1999, the Company had one client which constituted more than 10% of consolidated revenues (AT&T, 14%). Additionally, the Company's top ten clients accounted for 43% of consolidated revenues in fiscal 1999 as compared to 40% in fiscal 1998. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts. To this end, the Company plans to expand its sales force by 30% in fiscal 2000 after expanding the sales force by 40% in fiscal 1999. This will give the account executives more time to spend with each account, as they will have fewer accounts to cover.

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

PROFESSIONAL STAFF AND RECRUITMENT

The Company maintains a database of over 55,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 20 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel or by third parties who have the required technical backgrounds to review the qualifications of the applicants.

Year 2000 Compliance Solution Services

The Company commenced in fiscal 1997 providing services to correct problems in software applications which occur as a result of the inability of software applications to correctly interpret date information after 1999 using its Catch/21 software solution. The Catch/21 software does not modify the software application, but, instead uses a separate subroutine that dynamically adjusts the date information within the application.

Revenue growth and contracts with new customers have been below Company expectations. The Company did not realize the revenue growth it had expected in the Year 2000 services and its revenues from the Year 2000 services declined significantly in the fourth quarter of its 1999 fiscal year. The Company does not expect to realize material revenues from Year 2000 services in its fiscal year ended May 31, 2000.

The Company had previously hired analysts in anticipation of significant growth in its Year 2000 services. Due to slower than anticipated growth in its Year 2000 compliance services, the Company significantly reduced the number of employees in its Year 2000 services during fiscal 1999 and currently is providing such services through contractual arrangements with certain former employees.

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

The market for IT services addressing the Year 2000 problem has been highly competitive. The Company's competitors include systems consulting and implementation firms, application software firms, service groups of computer equipment companies, general management consulting firms and programming companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company competes with its clients' internal IT personnel. The Company believes that such competition adversely impacted the growth of its Year 2000 services. The Company expects that Year 2000 services will not contribute materially to the Company's revenues or operating profits during its year ended May 31, 2000.

Intellectual Property Rights

The Company has received a patent covering certain aspects of the Catch/21 software solution. Even with the patent rights, the Company believes that the protection of its rights will depend primarily on its proprietary technology and techniques which constitute "trade secrets." There can be no assurance that the patent will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented.

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

Personnel

As of July 30, 1999, the Company employs 404 people including its 3 executive officers. Of such employees 20 are engaged in sales, 20 are recruiters for programmers, 340 are technical and programming consultants, and 24 are in administration and clerical functions. Of the 404 employees, approximately 392 are employed in contract computer programming services, and 12 are employed directly by the Company.

Item 2.  Properties.

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring July 31, 2000, with annual rentals of approximately $84,000. This space is used as executive and administrative offices as well as by the Registrant's operating subsidiaries.

The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2002), Edison, New Jersey (lease expires August, 2000), and Farmington, Connecticut (lease expires November, 2002), with aggregate monthly rentals of approximately $17,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 1998 and 1999:

                                         JUNE 1, 1997 - MAY 31, 1998

                                      1ST         2ND          3RD        4TH
                                   QUARTER      QUARTER      QUARTER    QUARTER
                                   -------      -------      -------    --------
High Sales Price...............    19 1/8       16 1/2       28 3/8      27
Low Sales Price................     8 3/8        9 1/4       13 3/4      10 1/4


                                        JUNE 1, 1998 - MAY 31, 1999

                                      1ST         2ND          3RD        4TH
                                   QUARTER      QUARTER      QUARTER    QUARTER
                                   -------      -------      -------    --------
High Sales Price...............    14 1/2        9 5/8       13 7/8      9
Low Sales Price................     6 1/8        5            7 1/16     5 5/8

There were 209 holders of record of the Company's Common Stock as of July 30, 1999. Additionally, the Company estimates that there were approximately 4,000 beneficial holders as of that date. On October 22, 1997, the Company declared a stock split in the form of a 100% stock dividend on the shares of common stock payable November 17, 1997 to shareholders of record on November 3, 1997. All share prices and cash dividends have been adjusted for this split. Historically, no cash dividends have been paid by the Company on its Common Stock except that on July 18, 1995, the Board of Directors declared a special cash dividend of $0.10 per share on its Common Stock payable on August 28, 1995 to shareholders of record as of July 31, 1995. The Company has not adopted a policy of paying cash dividends on a regular periodic basis and does not intend to declare a cash dividend for fiscal 1999.

Item 6.  Selected Financial Data.

(Amounts in Thousands, Except Per Share Data)


                                                         MAY 31,        May 31,        May 31,        May 31,         May 31,
                                                          1999           1998           1997           1996             1995
                                                        --------      ---------       --------       ---------       ----------
Revenues.............................................  $ 84,700       $ 70,435        $ 49,704       $ 31,810        $ 26,674
Income From Operations...............................     8,174          6,604           2,970          1,456           1,264
Net Income...........................................     4,840          3,430           1,796            964             802
Diluted Net Income Per Common Share..................      0.81           0.57            0.31           0.16            0.13
Working Capital......................................    17,303         14,994           9,884          8,358           8,337
Total Assets.........................................    23,191         20,516          14,044         11,167          10,629
Shareholders' Equity.................................    17,765         16,167          10,431          8,635           8,609
Book Value Per Common Share..........................      3.23           2.70            1.79           1.48            1.42
Cash Dividends Declared
  Per Common Share...................................      --             --              --             0.10             --


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

Overview

The Company is primarily engaged in providing contract computer programming services to its clients. The Company provides technical computer personnel to companies to supplement their in-house IT capabilities. In addition, in its fiscal year ended May 31, 1997 the Company commenced providing services to customers to make applications Year 2000 compliant. The Company did not realize the revenue growth it had expected in Year 2000 services and its revenues from Year 2000 services declined significantly in the fourth quarter of its 1999 fiscal year. The Company does not expect to realize material revenues from Year 2000 services in its fiscal year ended May 31, 2000. Contract computer programming services has been the Company's primary focus and the Company believes that this will be the Company's primary source of growth in the future.

In the year ended May 31, 1999, the Company provided IT staffing services to approximately 120 clients as compared to 115 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 1999, the Company had one client who constituted more than 10% of consolidated revenues (AT&T, 14%). Additionally, the Company's top ten clients accounted for 43% of consolidated revenues in fiscal 1999 as compared to 40% in fiscal 1998. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business with its existing accounts.

The Company's Year 2000 compliance solution services represented approximately 9% of consolidated revenues and 26% of income from operations in fiscal 1999. Revenue growth and contracts with new customers have been below Company expectations for Year 2000 services. While the Company initially experienced growth in its Year 2000 services during its 1998 fiscal year and anticipated that such growth would continue, the Company experienced a slow-down in obtaining contracts with new customers during the latter part of the 1998 fiscal year. The Company does not presently anticipate significant revenues or income from operations from Year 2000 services in its fiscal year ended May 31, 2000.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of operations. There can be no assurance that trends in sales growth or operating results will continue in the future:


                                                                        YEAR ENDED MAY 31,
                                                                   (DOLLAR AMOUNTS IN THOUSANDS)

                                                            1999                1998                   1997
                                                           -----                ----                   ----
                                                                 % OF                 % of                  % of
                                                       AMOUNT   REVENUE   Amount     Revenue      Amount   Revenue
                                                      -------   -------   -------    -------     --------  -------
Revenues...........................................   $84,700    100.0    $70,435     100.0       $49,704    100.0
Cost of Sales......................................    62,713     74.0     51,332      72.9        37,485     75.4
                                                      -------    -----    -------     -----       -------    -----
Gross Profit.......................................    21,987     26.0     19,103      27.1        12,219     24.6

Selling, General, and Administrative expenses          13,523     16.0     12,208      17.3         8,924     18.0
Research and Development expenses .................       290      0.4        831       1.2           325      0.6
                                                      -------    -----    -------     -----       -------    -----
Income from Operations.............................     8,174      9.6      6,064       8.6         2,970      6.0

Other Income ......................................       396      0.5        164       0.3           297      0.6
                                                      -------    -----    -------     -----       -------    -----
Income Before Income Taxes.........................     8,570     10.1      6,228       8.9         3,267      6.6

Provision for Income Taxes.........................     3,730      4.4      2,798       4.0         1,471      3.0
                                                      -------    -----    -------     -----       -------   ------
Net Income.........................................   $ 4,840      5.7    $ 3,430       4.9      $  1,796      3.6
                                                      =======    =====    =======     =====      ========   ======



Revenues

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues included revenues from its Year 2000 compliance solution services which commenced in 1997. Revenues for fiscal 1999 increased $14,265,000 or 20.3% over fiscal 1998. For fiscal 1999, 91.5% of revenues were derived from contract computer programming services and 8.5% of revenues were from Year 2000 services, as compared with 89.6% and 10.3% respectively in fiscal 1998.

Contract computer programming services revenues increased $14,345,000 from $63,118,000 in fiscal 1998 to $77,463,000 in fiscal 1999. The Company's contract computer programming services revenues for fiscal 1999 increased by 22.7% over fiscal 1998, as compared to an increase of 27.9% from fiscal 1998 over fiscal 1997. Such increased growth in the contract computer programming services business resulted from an increase in accounts from 115 to 120, including several new significant accounts and further penetration at existing accounts. The number of programmers on billing with clients increased from 460 at May 31, 1998 to 550 at May 31, 1999. The Company expects to continue to broaden its account base by adding additional sales executives and pursuing new accounts.

The Company believes that the rate of growth in revenues from contract computer programming services in the year ended May 31, 1999 would have been higher, except that there was a slow down in new projects commenced by clients in the last half of the fiscal year. The Company believes that the slow down is attributable to a delay in new IT projects because these companies are devoting their resources to Year 2000 testing. The Company ordinarily experiences a decline in the number of programmers on billing with clients after December 31 of each year as projects are completed or terminated at year-end. Generally, programmers on billing with clients increase during the first few months of the following calendar year as clients commence new projects in the new year. However, due to the trend referred to above, the number of new programmers commenced has declined resulting in a delay in the increase in programmers on billing with clients. The Company believes that this impact is likely to be temporary.

Revenues from the Company's Catch/21 Year 2000 compliance services, which commenced in fiscal 1997, were $7,237,000 for the year versus $7,268,000 in fiscal 1998. These revenues consisted mainly of line of code charges for the remediation of approximately 20,500,000 lines of code for approximately 20 customers. The Company's Year 2000 revenues during the fourth quarter of fiscal 1999 decreased significantly from the fiscal 1999 third quarter revenues and the Company expects these revenues will further decline.

Revenues for fiscal 1998 increased $20,731,000 or 41.7% over fiscal 1997. Contract computer programming services revenues contributed an increase of $13,757,000 while its Year 2000 compliance solution services revenues increased $7,097,000.

Cost of Sales

Cost of sales increased by $11,381,000 or 22.2% in fiscal 1999 over fiscal 1998. This increase included an increase in cost of sales in contract computer programming of $11,599,000 from $48,519,000 in fiscal 1998 to $60,118,000 for fiscal 1999. The increase in costs resulted primarily from the increase in amounts paid to technical personnel resulting primarily from the increase in technical personnel assigned to client projects and was related to the above-mentioned revenue increase. Year 2000 services incurred cost of sales of $2,595,000 in fiscal 1999 versus $2,813,000 in fiscal 1998. These costs consisted primarily of salaries of analysts and quality assurance personnel.

Cost of sales as a percentage of revenues increased to 74.0% in fiscal 1999 from 72.9% in fiscal 1998. This increase is primarily attributable to the higher cost of sales as a percentage of revenue in contract computer programming services. Costs of sales in contract computer programming services as a percentage of revenue increased to 77.6% in fiscal 1999 from 76.9% in fiscal 1998. This resulted primarily from increased amounts paid to programmers outpacing the Company's ability to pass increases on to customers. The cost of sales for the Company's contract computer programming services are variable because technical personnel are generally hired on a per diem basis to staff particular projects for clients. Due to slower than anticipated growth in its Year 2000 compliance services, the Company significantly reduced the number of employees in its Year 2000 services during fiscal year 1999, and currently is providing such services through contractual arrangements with certain former employees.

Fiscal 1998 cost of sales increased $13,847,000 or 36.9% over fiscal 1997. The increase included additional costs of $11,171,000 from contract computer programming which primarily resulted from the above mentioned revenue increase. Year 2000 services incurred additional costs of $2,676,000 in fiscal 1998 over fiscal 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $1,315,000 or 10.8% from $12,208,000 in fiscal 1998 to $13,523,000 in fiscal 1999. Contract computer programming services expenses increased $1,816,000 over the prior year to $11,283,000. The increase was primarily attributable to additional commission-based compensation due to the increased revenues. Also, these expenses increased as a result of the expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base in connection with the continuation of the Company's planned expansion. In fiscal 1999 approximately $2,240,000 in selling, general and administrative expenses were attributable to the Catch/21 compliance services as compared to $2,741,000 in fiscal 1998. These expenses consisted primarily of marketing, advertising, management and facilities expenses.

In fiscal 1998, selling, general and administrative expenses increased $3,284,000 or 36.8% over the prior year. Contract computer programming services incurred increases amounting to $1,056,000 which resulted primarily from increased personnel in recruiting and sales. The increase also included additional commission-based compensation due to the increased revenues. The Catch/21 compliance services incurred expenses of $2,741,000 in fiscal 1998 versus $296,000 in fiscal 1997.

Research and Development

Research and development costs of $290,000 in the current year represent amounts expended to expand Catch/21, the Company's Year 2000 compliance solution, product offerings into additional computer platforms and languages. Fiscal 1998 expenditures were $831,000. Research and development costs declined in fiscal 1999 as the demand for compliance services decreased. The Company expects a further decline in its research and development costs in fiscal 2000 as a result of the phase out of the Year 2000 services.

Income from Operations

In the fiscal year ended May 31, 1999 contract computer programming services contributed $6,062,000 or 74.2% of income from operations, while Year 2000 services contributed the remaining $2,112,000 or 25.8%. In the fiscal year ended May 31,1998 contract computer programming services contributed $5,132,000 or 84.6% of income from operations, Year 2000 services contributed $884,000 or 14.6% and $48,000 or 0.8% was derived from other services. The Company expects that revenues from its Year 2000 services will only make a small contribution to its income from operations in fiscal 2000. However, the Company believes that continued growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income

Fiscal 1999 other income resulted primarily from interest and dividend income of $370,000, which increased due to a higher investable base. The Company also had a net gain of $3,000 from marketable securities due to mark to market adjustments of its equity portfolio and $23,000 in gains from sales of fixed assets.

Fiscal 1998 other income also resulted primarily from interest and dividend income of $158,000. The Company also had a net loss of $3,000 from marketable securities due to mark to market adjustments of its equity portfolio and $9,000 in gains from sales of fixed assets.

Income Taxes

The effective income tax rate decreased from 44.9% in fiscal 1998 to 43.5% in fiscal 1999 because of lower state and local taxes.

The effective income tax rate decreased slightly to 44.9% in fiscal 1998 from 45.0% in fiscal 1997 because non-deductible expenses did not grow as rapidly as taxable income.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At May 31, 1999, the Company had working capital of $17,303,000 and cash and cash equivalents of $2,235,000 as compared to working capital of $14,994,000 and cash and cash equivalents of $2,425,000 at May 31, 1998. Working capital increased primarily due to the Company's net income in the 1999 fiscal year. Cash and cash equivalents did not increase by a corresponding amount because the Company purchased United States Treasury Bills with maturities in excess of 90 days, causing these amounts to be reclassified as marketable securities.

Net cash flow of $7,593,000 was provided by operations during fiscal 1999 as compared to $308,000 of net cash flow used in operations in fiscal 1998. The cash flow from operations primarily resulted from net income of $4,840,000 in fiscal 1999 and as a result of a decrease in accounts receivable of $812,000 from $15,038,000 at May 31, 1998 to $14,226,000 at May 31, 1999. The decrease in accounts receivable occurred primarily because the rate of collections in accounts receivable exceeded the rate of revenue growth. Also cash flow was provided from the collection of Year 2000 receivables which cash was not offset by expenses related to the generation of new revenues. Cash was also provided by operations due to an increase in the Company's accounts payable and accrued expenses of $851,000 from $3,229,000 at May 31, 1998 to $4,080,000 at May 31,
1999. The increase in accounts payable and accrued expenses resulted primarily from the increase in cost of sales.

Cash flow used by investing activities resulted primarily from the Company's purchase of United States Treasury Bills with a maturity in excess of three months and fixed assets. The decrease in the purchase of fixed assets from $960,000 in fiscal 1998 to $117,000 in fiscal 1999 related primarily to the slow down in demand for Year 2000 compliance solution services.

Cash flow used in financing activities of $3,373,000 resulted primarily from the purchase of 576,500 shares of common stock for $4,194,000 less proceeds from the exercise of stock options on 90,050 shares of $822,000. As of July 30, 1999, the Company has repurchased a total of 869,400 shares at an average price of $7.71 or a total cost of $6,703,102. The Company has completed the initial buy back authorization of 600,000 shares and the Company's board of directors has authorized the repurchase of up to an additional 500,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at May 31, 1999 consisted of lease obligations on its branch and corporate facilities amounting to $596,000 over the next five years. The Company intends to finance these commitments from cash flow provided by operations available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during fiscal 1999. The Company has available a revolving line of credit of $5,000,000 with a major money center bank which the Company believes provides sufficient financing if the need arose. As of May 31, 1999 there were no amounts outstanding under this line of credit.

Year 2000 Information

Readiness for Year 2000

The Company has only limited internal systems which it believes could be affected by Year 2000 issues. The Company's principal information technology
(IT) systems are its resume search (which contains its databases of IT professionals), payroll, billing and general ledger systems. The Company believes that its search, payroll and billing software systems were designed and programmed to be Year 2000 compliant. The Company's general ledger system required an upgrade to be Year 2000 compliant and the Company has recently implemented the upgrade. The cost of the upgrade was not material. The Company's management is engaged in ongoing assessment, remediation and testing of the readiness of its systems for handling the Year 2000. The Company is not currently aware of any non-IT systems which are material to the Company and contain embedded chip systems which have Year 2000 issues. Although the assessment, remediation and testing of the Company's IT and non-IT systems is ongoing, management does not believe that it will have material Year 2000 problems relating to its IT and non-IT systems. The Company's management currently believes that it will be successful in identifying and resolving any potential deficiencies in its systems with respect to Year 2000 issues, that all material systems will be compliant by the Year 2000 and that the cost to address the Year 2000 issue will not be material.

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

As discussed above, the Company is engaged in ongoing Year 2000 assessment, remediation and testing. Following the completion of the process the Company plans to conduct a Year 2000 simulation of its IT systems. The results of this simulation and the Company's overall assessment will be taken into account in determining the nature and extent of any contingency plans.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and marketable securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Forward-Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", including statements concerning the development of the Company's Catch/21 solution, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services, the extent to which growth in the Company's contract computer programming services will offset the anticipated loss of Year 2000 profits, concentration of the Company's business with certain customers, uncertainty as to the Company's ability to bring in new customers and the Company's readiness for the Year 2000.

Item 8. Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----

Independent Auditors' Report.............................................   14

Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 1999 and 1998..................   15

Consolidated Statements of Earnings for the years ended
 May 31, 1999, 1998 and 1997.............................................   17

Consolidated Statements of Shareholders' Equity
 for the years ended May 31, 1999, 1998 and 1997.........................   18

Consolidated Statements of Cash Flows for the
 years ended May 31, 1999, 1998 and 1997.................................   19

Notes to Consolidated Financial Statements...............................   20

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TSR, Inc.:

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles.


                                                             KPMG LLP

Melville, New York
July 20, 1999

                                   TSR, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                     MAY 31, 1999 AND 1998


                                     ASSETS
                                                                           1999                 1998
                                                                           ----                 ----
CURRENT ASSETS:
  Cash and cash equivalents (note 1(e))...........................      $ 2,234,723          $ 2,425,122
  Marketable securities (note 1(f))...............................        5,898,272            1,575,945
  Accounts receivable:
       Trade (net of allowance for doubtful accounts
         of $173,000 in 1999 and 1998)............................       14,226,289           15,037,995
       Other......................................................          167,415               86,772
                                                                        -----------          -----------
                                                                         14,393,704           15,124,767

  Prepaid expenses................................................           44,731               67,449
  Prepaid and recoverable income taxes............................           98,789               90,823
  Deferred income taxes (note 2)..................................           59,000               59,000
                                                                        -----------          -----------
       TOTAL CURRENT ASSETS ......................................       22,729,219           19,343,106
                                                                        -----------          -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
  Equipment.......................................................        1,319,244            1,297,551
  Furniture and fixtures..........................................          236,555              222,709
  Automobiles.....................................................          192,941              252,553
  Leasehold improvements..........................................          245,339              188,006
                                                                        -----------          -----------
                                                                          1,994,079            1,960,819

  Less accumulated depreciation and amortization..................        1,832,764              952,043
                                                                        -----------          -----------
                                                                            161,315            1,008,776

OTHER ASSETS......................................................           35,276               90,995
DEFERRED INCOME TAXES (NOTE 2)....................................          265,000               73,000
                                                                        -----------          -----------
                                                                        $23,190,810          $20,515,877
                                                                        ===========          ===========



          See accompanying notes to consolidated financial statements.

                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                              MAY 31, 1999 AND 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  1999          1998
                                                                  ----          ----
CURRENT LIABILITIES:
  Accounts and other payables ..............................   $   305,067   $   278,410
  Accrued and other liabilities:
    Salaries, wages and commissions ........................     3,391,748     2,481,964
    Legal and professional fees ............................       106,854        79,578
    Other ..................................................       275,911       389,444
                                                               -----------   -----------
                                                                 3,774,513     2,950,986

  Advances from customers ..................................     1,206,137       946,257
  Income taxes payable .....................................       140,548       173,377
                                                               -----------   -----------

            TOTAL CURRENT LIABILITIES ......................     5,426,265     4,349,030
                                                               -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

SHAREHOLDERS' EQUITY (NOTES 4, 8, 9 AND 10):
  Preferred stock, $1.00 par value,
    authorized 1,000,000 shares; none issued ...............          --            --
  Common stock, $.01 par value, authorized 25,000,000
    shares; issued 6,078,326 and 5,988,276 shares ..........        60,783        59,883
  Additional paid-in capital ...............................     4,134,053     3,183,246
  Retained earnings ........................................    17,764,087    12,923,718
                                                               -----------   -----------
                                                                21,958,923    16,166,847
  Less: Treasury stock, 576,500 shares, at cost ............     4,194,378          --
                                                               -----------   -----------


            TOTAL SHAREHOLDERS' EQUITY .....................    17,764,545    16,166,847
                                                               -----------   -----------
                                                               $23,190,810   $20,515,877
                                                               ===========   ===========



See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997



                                                      1999            1998           1997
                                                      ----            ----           ----
REVENUES .......................................   $ 84,699,653   $ 70,434,925    $ 49,704,325

COST OF SALES ..................................     62,712,393     51,332,267      37,485,148
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...     13,523,290     12,208,090       8,924,027
RESEARCH AND DEVELOPMENT EXPENSES ..............        289,498        830,441         324,768
                                                   ------------   ------------    ------------
                                                     76,525,181     64,370,798      46,733,943
                                                   ------------   ------------    ------------

INCOME FROM OPERATIONS .........................      8,174,472      6,064,127       2,970,382
                                                   ------------   ------------    ------------

OTHER INCOME:
     Interest and dividend income ..............        369,736        158,155         159,324
     Gain (loss) from marketable securities, net          3,300         (3,377)         59,439
     Gain from sales of assets .................         22,861          8,600          77,650
                                                   ------------   ------------    ------------
                                                        395,897        163,378         296,413
                                                   ------------   ------------    ------------

INCOME BEFORE INCOME TAXES .....................      8,570,369      6,227,505       3,266,795

PROVISION FOR INCOME TAXES (NOTE 2) ............      3,730,000      2,798,000       1,471,000
                                                   ------------   ------------    ------------

     NET INCOME ................................   $  4,840,369   $  3,429,505    $  1,795,795
                                                   ============   ============    ============

BASIC NET INCOME PER COMMON SHARE ..............   $       0.81   $       0.58    $       0.31
                                                   ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING .....................      5,951,274      5,881,609       5,828,276*
                                                   ============   ============    ============

DILUTED NET INCOME PER COMMON SHARE ............   $       0.81   $       0.57    $       0.31
                                                   ============   ============    ============

WEIGHTED AVERAGE NUMBER OF
 DILUTED COMMON SHARES OUTSTANDING .............      5,951,274      6,035,038       5,831,226*
                                                   ============   ============    ============



* Adjusted for stock splits in the form of 100% stock dividends on November 14, 1996 and November 17, 1997.

          See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997


                                                                                                                 TOTAL
                                                                 ADDITIONAL                                      SHARE-
                                                     COMMON       PAID-IN        RETAINED       TREASURY        HOLDERS'
                                                     STOCK*       CAPITAL*       EARNINGS         STOCK           EQUITY
                                                   --------     -----------    -----------     -----------     -----------
BALANCE AT MAY 31, 1996 .......................    $ 98,784     $1,488,885     $10,334,277     $(3,286,799)    $ 8,635,147

NET INCOME ....................................        --             --         1,795,795            --         1,795,795
RETIRED TREASURY STOCK ........................     (40,501)      (610,439)     (2,635,859)      3,286,799            --
                                                   --------     ----------     -----------     -----------     -----------

BALANCE AT MAY 31, 1997 .......................      58,283        878,446       9,494,213            --        10,430,942

SALE OF COMMON STOCK ..........................       1,600      2,304,800            --              --         2,306,400
NET INCOME ....................................        --             --         3,429,505            --         3,429,505
                                                   --------     ----------     -----------     -----------     -----------

BALANCE AT MAY 31, 1998 .......................      59,883      3,183,246      12,923,718            --        16,166,847

EXERCISE OF STOCK OPTIONS .....................         900        820,807            --              --           821,707
TAX BENEFIT RELATING TO STOCK OPTIONS .........        --          130,000            --              --           130,000
PURCHASE OF TREASURY STOCK ....................        --             --              --        (4,194,378)     (4,194,378)
NET INCOME ....................................        --             --         4,840,369            --         4,840,369
                                                   --------     ----------     -----------     -----------     -----------

BALANCE AT MAY 31, 1999 .......................    $ 60,783     $4,134,053     $17,764,087     $(4,194,378)    $17,764,545
                                                   ========     ==========     ===========     ===========     ===========



* Adjusted for stock splits in the form of 100% stock dividends on November 14, 1996 and November 17, 1997.

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 1999, 1998 AND 1997


                                                                                            1999            1998           1997
                                                                                         -----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .....................................................................    $ 4,840,369     $ 3,429,505     $ 1,795,795
    Adjustments to reconcile net income to
          net cash provided by (used in) operating activities:
        Depreciation and amortization ..............................................      1,037,103         436,519         185,455
        Loss (gain) from marketable securities, net ................................         (3,300)          3,377         (59,439)
        Gain on sale of fixed assets ...............................................        (22,861)         (8,600)        (77,650)
        Deferred income taxes ......................................................       (192,000)        (44,000)         52,000
        Changes in assets and liabilities:
           Accounts receivable-trade ...............................................        811,706      (4,629,453)     (4,386,278)
           Other accounts receivable ...............................................        (80,643)        (29,439)        (22,018)
           Prepaid expenses ........................................................         22,718         (63,589)         30,179
           Prepaid and recoverable income taxes ....................................         (7,966)        (79,728)         18,780
           Other assets ............................................................        (19,281)        (58,213)        (23,691)
           Accounts payable and accrued expenses ...................................        850,184         535,534         692,958
           Advances from customers .................................................        259,880         162,365         383,947
           Income taxes payable ....................................................         97,171          38,204           4,478
                                                                                        -----------     -----------     -----------

    Net cash provided by (used in) operating activities ............................      7,593,080        (307,518)     (1,405,484)
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities and sales of marketable securities ................      2,426,364            --         4,846,275
        Purchases of marketable securities .........................................     (6,745,391)     (1,553,147)     (3,121,549)
        Proceeds from sales of fixed assets ........................................         25,000           8,600          77,650
        Purchases of fixed assets ..................................................       (116,781)       (960,393)       (424,634)
                                                                                        -----------     -----------     -----------

    Net cash provided by (used in) investing activities ............................     (4,410,808)     (2,504,940)      1,377,742
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of common stock .........................................           --         2,306,400            --
        Proceeds from exercises of stock options ...................................        821,707            --              --
        Purchases of treasury stock ................................................     (4,194,378)           --              --
                                                                                        -----------     -----------     -----------

    Net cash provided by (used in) financing activities ............................     (3,372,671)      2,306,400            --
                                                                                        -----------     -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................................       (190,399)       (506,058)        (27,742)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................................      2,425,122       2,931,180       2,958,922
                                                                                        -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................    $ 2,234,723     $ 2,425,122     $ 2,931,180
                                                                                        ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid ..............................................................    $ 3,833,000     $ 2,884,000     $ 1,396,000
                                                                                        ===========     ===========     ===========

    Interest paid ..................................................................    $      --       $      --       $      --
                                                                                        ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 AND 1997



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  BUSINESS

           The Company is primarily engaged in providing contract computer programming services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company provided services converting software applications to be Year 2000 compliant utilizing, Catch/21, a Year 2000 compliance software solution which automates to a significant extent, the conversion process.

           On October 8, 1995, the Company discontinued its health care services business by transferring the existing caseload to another licensed home care agency, which did not result in a gain or loss to the Company. Based on the agreement, the purchasing agency paid the Company 50% of the gross profit generated from the transferred accounts for a period of two years, which amounted to $48,000, and $132,000 included in revenues in fiscal 1998 and 1997, respectively.

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

      (C)  REVENUE RECOGNITION

           The Company recognizes contract computer programming services revenues as services are provided. Provided that acceptance is probable, revenue from Catch/21 code conversion is recognized when the converted code is delivered.

      (D)  RESEARCH AND DEVELOPMENT

           In fiscal 1997 the Company commenced efforts to develop an automated solution to the Year 2000 compliance problem. The resultant software, Catch/21, has been used successfully to convert legacy IBM mainframe applications to attain Year 2000 compliance. These expenditures, which are expensed as incurred, increased in fiscal 1998 as the Company expanded its product offerings into additional computer platforms and languages and decreased in fiscal 1999 due to a lack of demand for compliance services.

      (E)  CASH AND CASH EQUIVALENTS

           The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 1999 and 1998:

                                                       1999            1998
                                                    ----------      ----------
              Cash in banks ...................     $  844,057      $  904,370
              Money Market Funds...............      1,390,666       1,520,752
                                                    ----------      ----------
                                                    $2,234,723      $2,425,122
                                                    ==========      ==========


                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1999, 1998 AND 1997

      (F)  MARKETABLE SECURITIES

           The Company's marketable debt securities primarily consisting of U.S. Treasury Bills with a maturity at acquisition in excess of 90 days are classified as held to maturity securities and its equity securities are classified as trading securities. The Company classifies securities as held to maturity and carries them at amortized cost only if it has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities are classified as trading securities or securities available for sale. Unrealized gains or losses from securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses from trading securities are included in earnings. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at May 31, 1999 and 1998, are as follows:


                                                                         Gross         Gross
                                                                       Unrealized    Unrealized
                                                            Amortized    Holding       Holding
                                                              Cost        Gains        Losses        Fair Value
                                                           ----------   ----------    --------        ----------
           1999:  US TREASURY SECURITIES..............     $5,767,172   $    --       $   --          $5,767,172
                  EQUITY SECURITIES...................        133,290       18,313     (20,503)          131,100
                                                           ----------   ----------    --------        ----------
                                                           $5,900,462   $   18,313    $(20,503)       $5,898,272
                                                           ==========   ==========    ========        ==========

           1998:  US Treasury Securities..............     $1,448,144   $    --       $   --          $1,448,144
                  Equity Securities...................        133,290        6,842     (12,331)          127,801
                                                           ----------   ----------    --------        ----------
                                                           $1,581,434   $    6,842    $(12,331)       $1,575,945
                                                           ==========   ==========    ========        ==========


      (G)  DEPRECIATION AND AMORTIZATION

           Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

             Equipment............................   3 years
             Furniture and fixtures...............   3 years
             Automobiles..........................   3 years
             Leasehold improvements...............   Lesser of lease term or
                                                      useful life

      (H)  NET INCOME PER COMMON SHARE

           Basic net income per common share has been computed based on the weighted average number of shares outstanding during the year of 5,951,274 in 1999, 5,881,609 in 1998, and 5,828,276 in 1997. Diluted
           net income per common share has been computed by increasing the above amounts by the weighted average number of common stock equivalents from employee stock options. The shares outstanding as adjusted are 5,951,274 in 1999, 6,035,038 in 1998, and 5,831,226 in 1997.

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

                                                                   (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1999, 1998 AND 1997

      (J)  FAIR VALUE OF FINANCIAL INSTRUMENTS

           Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 1999.

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

      (M)  LONG-LIVED ASSETS

           The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on a comparison of the carrying amount of the asset to the related projected undiscounted future cash flows. Due to a lack of demand for its Catch/21 compliance services, the Company accelerated the depreciation and amortization of property and equipment relating to such services which resulted in incremental depreciation and amortization expense in fiscal 1999 of approximately $450,000.

      (N)  COMPREHENSIVE INCOME

           In fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. The Company's net income equaled comprehensive income in fiscal 1997, 1998, and 1999.

                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1999, 1998 AND 1997

(2)   INCOME TAXES

      A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 1999, 1998, and 1997 to the reported amounts is as follows:


                                                                  1999                     1998                     1997
                                                          AMOUNT         %        Amount          %         Amount         %
                                                       -----------      ----    -----------      ----    -----------      ----
Amounts at statutory federal tax rate ............     $ 2,914,000      34.0%   $ 2,117,000      34.0%   $ 1,111,000      34.0%
State and local taxes, net of
   federal income tax effect .....................         734,000       8.5        616,000       9.9        313,000       9.6
Non-deductible expenses ..........................          82,000       1.0         65,000       1.0         48,000       1.4
Other, net .......................................            --         --          --           --          (1,000)       --
                                                       -----------      ----    -----------      ----    -----------      ----
                                                       $ 3,730,000      43.5%   $ 2,798,000      44.9%   $ 1,471,000      45.0%
                                                       ===========      ====    ===========      ====    ===========      ====


      The components of the provision for income taxes are as follows:

                                                                  Federal            State             Total
                                                                ----------         ----------        ----------
           1999:  CURRENT.................................      $2,810,000         $1,112,000        $3,922,000
                  DEFERRED................................        (192,000)              --            (192,000)
                                                                ----------         ----------        ----------
                                                                $2,618,000         $1,112,000        $3,730,000
                                                                ==========         ==========        ==========

           1998:  Current.................................      $1,908,000           $934,000        $2,842,000
                  Deferred................................         (44,000)              --             (44,000)
                                                                ----------         ----------        ----------
                                                                $1,864,000           $934,000        $2,798,000
                                                                ==========         ==========        ==========

           1997:  Current.................................      $  945,000         $  474,000        $1,419,000
                  Deferred................................          52,000               --              52,000
                                                                ----------         ----------        ----------
                                                                $  997,000         $  474,000        $1,471,000
                                                                ==========         ==========        ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 1999 and 1998 are as follows:


                                                                   1999         1998
                                                                 --------     --------
          Allowance for doubtful accounts receivable.........    $ 59,000     $ 59,000
          Equipment and leasehold improvement
               depreciation and amortization.................     265,000       73,000
                                                                 --------     --------
                Total deferred income tax assets.............    $324,000     $132,000
                                                                 ========     ========

     The Company believes that it is more likely than not that it will realize its deferred tax asset of $324,000 at May 31, 1999 based on the Company's history of earnings in recent years.

(3)  SEGMENT REPORTING AND MAJOR CUSTOMERS

     The Company currently operates in one business segment, computer software, and is engaged primarily in the business of providing contract computer programming and Year 2000 compliance solution services.

     In fiscal 1999 and 1997 the Company derived 13.8%, and 16.3% respectively, of consolidated revenues from one customer for contract computer programming services. The Company also derived 10.3% of consolidated revenues from another contract computer programming services customer in fiscal 1997. In fiscal 1998 the Company did not derive more than 10% of consolidated revenues from any one customer.

                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1999, 1998 AND 1997

(4)  STOCK OPTIONS

     The 1997 Employee Stock Option Plan provides for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable as determined on the date of the grant and expire on the third anniversary of the date of grant.


                                                                                    STOCK OPTIONS OUTSTANDING
                                                                            ---------------------------------------
                                                                                                            WEIGHTED
                                                                                            EXERCISE        AVERAGE
                                                                            SHARES           PRICE           PRICE
                                                                            -------     -------------       --------
           Balance May 31, 1996.....................................              0     $      --            $  --
           Options granted..........................................        220,000             9.125         9.125
                                                                            -------     -------------        ------

           Outstanding at May 31, 1997..............................        220,000             9.125         9.125

           Options granted..........................................        390,000       11.75-14.75         12.65
                                                                            -------     -------------        ------
           Outstanding at May 31, 1998..............................        610,000       9.125-14.75         11.38

           Options exercised........................................        (90,050)            9.125         9.125

           Options terminated.......................................       (140,000)      13.50-14.75         13.84

           OUTSTANDING AT MAY 31, 1999..............................        379,950     $9.125-14.625        $11.00
                                                                            =======     =============        ======

           Exercisable at May 31, 1999..............................        379,950     $9.125-14.625        $11.00
                                                                            =======     =============        ======


     The per share weighted-average fair value of stock options granted during 1998 and 1997 was approximately $5.80 and $4.97 respectively on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%,expected stock volatility of 80% and 100% in 1998 and 1997 respectively, and an expected option life of two years. There were no options granted in fiscal 1999.

     The Company applies APB Opinion No. 25 in accounting for its stock option grants and accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and diluted net income per common share in fiscal 1999, 1998, and 1997 would have been reduced to the pro forma amounts indicated below:


                                                                   1999             1998               1997
                                                                ----------        ----------         ----------
           Net Income:               As reported..........     $ 4,840,369        $3,429,505         $1,795,795
                                     Pro forma                   4,642,000         1,832,000          1,746,000
           Diluted net income
           Per common share:         As reported..........     $      0.81        $     0.57         $     0.31
                                     Pro forma.........        $      0.78        $     0.30         $     0.30


(5)  LINE OF CREDIT

     The Company has an available line of credit of $5,000,000 with a major money center bank. As of May 31, 1999, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 1999, 1998 AND 1997

(6)  COMMITMENTS

     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 1999 follows:

                 FISCAL YEAR                    AMOUNT
                 -----------                  ----------
                2000..................        $ 279,000
                2001..................          149,000
                2002..................          138,000
                2003..................           30,000

     Total rent expenses under all lease agreements amounted to $355,000, $360,000, and $236,000, in fiscal 1999, 1998, and 1997 respectively.

(7)  EMPLOYMENT AGREEMENTS

     In June 1998, an employment agreement was entered into with the President of the contract computer programming services subsidiary providing for an annual base salary of $200,000 and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract computer programming services subsidiary. During fiscal 1999, 1998, and 1997, $675,000, $456,000, and $407,000 was paid as incentive compensation. The fiscal 1998 and 1997 amounts were awarded under a similar plan in this executive's prior contract. This agreement is for a four year term and provides for severance, in the event of termination, of a maximum of one year's salary. In the event of a change in control of the Corporation, the executive would be entitled to a severance payment of 2.99 times his average total compensation but not in excess of $250,000 times the remaining years in the contract term.

     In June 1997, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer which terminates May 31, 2002. This agreement provides for an initial base salary of $375,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000. In fiscal 1999, 1998, and 1997, the minimum bonus of 7.5% of pre-tax profit was awarded, which amounted to $694,000, $512,000, and $265,000, respectively. The fiscal 1997 amount was awarded under a similar plan included in this executive's prior contract.

(8)  COMMON STOCK

     On January 30, 1998, the Company sold 160,000 shares of common stock at $16 per share in a private placement. The proceeds to the Company, net of expenses were $2,306,400.

(9)  TREASURY STOCK

     During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $4,194,378, 576,500 shares of its common stock at the market value of the stock on the purchase date. The remaining authorization under the buy-back plan has been completed after year end. Additionally, in June 1999 the Board of Directors authorized an additional buy back of up to 500,000 shares of common stock.

(10)STOCK DIVIDENDS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure -- None

Part III

Item 10.  Directors and Executive Officers of the Company.

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 1999 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 1999 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 1999 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits; Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits:

       3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

       3.2      Bylaws of the Company, as amended. Incorporated by reference to
                Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

       10.1 Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1, 1998, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1998.

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

       10.6 Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc., TSR, Inc., Catch/21 Enterprises Incorporated and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

       21       List of Subsidiaries.

       23       Consent of KPMG LLP, Independent Auditors.

       27       Financial Data Schedule.

(b)   Reports on Form 8-K:    None


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:    /s/ J.F. HUGHES
      ----------------------------------
       J. F. Hughes, Chairman

Dated:  August 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:     /s/ J.F. HUGHES
       ------------------------------------------------
       J. F. Hughes, President, Treasurer and Director

By:     /s/ JOHN G. SHARKEY
       ------------------------------------------------------------------
       John G. Sharkey, Vice President, Finance, Controller and Secretary

By:     /s/ ERNEST G. BAGO
       ----------------------------------------------------------------------
       Ernest G. Bago, President, TSR Consulting Services, Inc. and Director

By:     /s/ JOHN H. HOCHULI, JR.
       ------------------------------------------
       John H. Hochuli, Jr., Director

By:     /s/ JAMES J. HILL
       ------------------------------------------
       James J. Hill, Director

By:     /s/ MICHAEL P. DOWD
       -----------------------------------------
       Michael P. Dowd, Director

Dated:  August 16, 1999

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 1999


     EXHIBIT                                                                                                             SEQUENTIAL
     NUMBER                                                    EXHIBIT                                                     PAGE NO.
  -----------                                                  -------                                                   -----------

     3.1        Articles of Incorporation of the Company, as amended.  Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the
                fiscal year ended May 31, 1998.                                                                            N/A

     3.2        Bylaws of the Company, as amended incorporated by reference to
                Exhibit 3.2 to the Annual Report on Form 10-K filed by the
                Company for the fiscal year ended May 31, 1998.                                                            N/A

     10.1       Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1,                             N/A
                1998 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q
                filed by the Company for the quarter ended August 31, 1998.

     10.2       1997 Employee Stock Option Plan, incorporated by reference to Exhibit 10.2 to the                          N/A
                Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

     10.3       Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.3 to                      N/A
                the Annual Report on Form  10-K filed by the Company for the fiscal year ended
                May 31, 1997.

     10.4       Employment Agreement dated July 1, 1997 between the Company and Joseph F.                                  N/A
                Hughes, incorporated by reference to Exhibit 10.4 to the Annual Report on Form
                10-K filed by the Company for the fiscal year ended May 31, 1997.

     10.5       Agreement to purchase subsidiary minority interest between TSR, Inc. and William                           N/A
                Connor dated September 1, 1997, incorporated by reference to Exhibit 10.1 to the
                Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

     10.6       Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc.,                      N/A
                TSR, Inc., Catch/21 Enterprises Incorporated and the Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

     21         List of Subsidiaries.                                                                                       29

     23         Consent of KPMG LLP, Independent Auditors.                                                                 30

     27         Financial Data Schedule.                                                                                    31


                                      -28-