Form 10-Q
period 1999-08-31
TSR INC
filed 1999-10-01
CIK 98338

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the period ended August 31, 1999

                 [ ] Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the transition period from       to
                                                    ------   -----
Commission File Number:              0-8656
                       ---------------------------------------------------------

                                    TSR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                      13-2635899
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  516-231-0333
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes [ ] No

                               SHARES OUTSTANDING
                               ------------------

           5,203,926 shares of common stock, par value $.01 per share, as of September 30, 1999
           -----------------------------------------------------------

                           TSR, INC. AND SUBSIDIARIES
                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I.  Financial Information:

         Item 1. Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   August 31, 1999 and May 31, 1999.........................  3


                 Consolidated Condensed Statements of Earnings -
                   For the three months ended August 31, 1999 and 1998......  4


                 Consolidated Condensed Statements of Cash Flows -
                   For the three months ended August 31, 1999 and 1998......  5


                 Notes to Consolidated Condensed Financial Statements.......  6


         Item 2. Management's Discussion and Analysis.......................  7


Part II. Other Information.................................................. 10


Signatures.................................................................. 10

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               August 31,         May 31,
ASSETS                                                            1999             1999
                                                              ------------     ------------

Current Assets:
  Cash and cash equivalents (Note 6) .....................     $ 5,656,514     $ 2,234,723
  Marketable securities (Note 7) .........................       4,458,274       5,898,272
  Accounts receivable (net of allowance for
     doubtful accounts of $173,000) ......................      13,101,145      14,226,289
  Other receivables ......................................         174,920         167,415
  Prepaid expenses .......................................          41,133          44,731
  Prepaid and recoverable income taxes ...................          12,550          98,789
  Deferred income taxes ..................................          59,000          59,000
                                                               -----------     -----------
       Total current assets ..............................      23,503,536      22,729,219

Equipment and leasehold improvements, at cost
  (net of accumulated  depreciation and amortization
     of $1,869,000 and $1,833,000) .......................         127,718         161,315
Other assets .............................................          34,400          35,276
Deferred income taxes ....................................         262,000         265,000
                                                               -----------     -----------
                                                               $23,927,654     $23,190,810
                                                               ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ............................. $   286,111     $   305,067
     Accrued and other liabilities ...........................   4,126,378       3,774,513
     Advances from customers .................................   2,384,888       1,206,137
     Income taxes payable ....................................     719,150         140,548
                                                                ----------     -----------
       Total current liabilities .............................   7,516,527       5,426,265
                                                                ----------     -----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued .......................        --              --
     Common stock, $.01 par value, authorized
         25,000,000 shares; issued 6,078,326 shares ..........      60,783          60,783
     Additional paid-in capital ..............................   4,134,053       4,134,053
     Retained earnings .......................................  18,919,393      17,764,087
                                                                ----------     -----------
                                                                23,114,229      21,958,923

     Less: Treasury Stock, 869,400 and 576,500 shares
       at cost ...............................................   6,703,102       4,194,378
                                                                ----------     -----------
                                                                16,411,127      17,764,545
                                                                ----------     -----------
                                                               $23,927,654     $23,190,810
                                                                ==========     ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

                                                                     Three Months Ended
                                                                         August 31,

                                                                    1999           1998
                                                                    ----           ----

Revenues ...................................................   $ 20,954,694   $ 20,465,532

Cost of sales ..............................................     16,161,693     15,060,372
Selling, general and administrative expenses ...............      2,864,087      3,359,264
Research and development expenses ..........................            --         148,171
                                                               ------------   ------------
                                                                 19,025,780     18,567,807

Income from operations .....................................      1,928,914      1,897,725

Other income:
     Interest and dividend income ..........................         92,041         67,886
     Gain (loss) from marketable securities, net ...........         11,351        (27,782)
                                                               ------------   ------------

Income before income taxes .................................      2,032,306      1,937,829
Provision for income taxes .................................        877,000        850,000
                                                               ------------   ------------

     Net income ............................................   $  1,155,306   $  1,087,829
                                                               ============   ============

Basic net income per common share ..........................   $       0.22   $       0.18
                                                               ============   ============

Weighted average number of common shares outstanding .......      5,276,976      5,988,276
                                                               ============   ============

Diluted net income per common share ........................   $       0.22   $       0.18
                                                               ============   ============

Weighted average number of diluted common shares outstanding      5,276,976      5,988,276
                                                               ============   ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

                                                                          Three Months Ended
                                                                              August 31,

                                                                         1999            1998
                                                                         ----            ----

Cash flows from operating activities:

     Net income ..................................................   $ 1,155,306    $ 1,087,829
     Adjustments to reconcile net income
          to net cash provided by operating
            activities:
         Depreciation and amortization ...........................        35,907        139,534
         Deferred income taxes ...................................         3,000        (12,000)
         Loss (gain) from marketable securities, net .............       (11,351)        27,782
     Changes in assets and liabilities:
          Accounts receivable ....................................     1,125,144         (6,969)
          Other receivables ......................................        (7,505)       (23,820)
          Prepaid expenses .......................................         3,598         54,251
          Prepaid and recoverable income taxes ...................        86,239         59,691
          Other assets ...........................................           876        (22,500)
          Accounts payable and accrued expenses ..................       332,909        570,070
          Income taxes payable ...................................       578,602        480,863
          Advances from customers ................................     1,178,751         35,616
                                                                     -----------    -----------

     Net cash provided by operating activities ...................     4,481,476      2,390,347
                                                                     -----------    -----------

Cash flows from investing activities:

         Proceeds from maturities and sales of
            marketable securities ................................     1,451,349        487,185
         Purchases of marketable securities ......................          --         (474,240)
         Purchases of fixed assets ...............................        (2,310)       (21,981)
                                                                     -----------    -----------

         Net cash provided by (used in) investing
           activities ............................................     1,449,039         (9,036)
                                                                     -----------    -----------

Cash flows from financing activities:
         Purchase of treasury stock ..............................    (2,508,724)         --
                                                                     -----------    -----------

         Net cash used in financing activities ...................    (2,508,724)         --
                                                                     -----------    -----------

Net increase in cash and cash equivalents ........................     3,421,791      2,381,311
Cash and cash equivalents at beginning
   of period .....................................................     2,234,723      2,425,122
                                                                     -----------    -----------

Cash and cash equivalents at end of period .......................   $ 5,656,514    $ 4,806,433
                                                                     ===========    ===========

Supplemental Disclosures:
     Income tax payments .........................................   $   212,000    $   321,000
                                                                     ===========    ===========

     Interest paid................................................   $     --       $     --
                                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10- Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, the consolidated results of operations, and consolidated cash flows for the periods presented.

3. The Company is primarily engaged in the business of providing computer programming consulting services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company provided services converting software applications to be Year 2000 compliant utilizing Catch/21 a Year 2000 software solution which automates, to a significant extent, the conversion process.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. The Company recognizes computer programming services revenues as services are provided. Provided that acceptance is probable, revenue from Catch/21 code conversion is recognized when the converted code is delivered.

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 1999:

                    Cash in banks ...........................    $ 1,746,411
                    Money Market Funds.......................      3,910,103
                                                                   ----------
                                                                 $ 5,656,514
                                                                 ===========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at August 31, 1999 are as follows:

                                                                 Gross        Gross
                                                              Unrealized    Unrealized
                                                 Amortized      Holding      Holding
                                                    Cost         Gains        Losses       Fair Value
                                                 ---------    -----------    ---------      ---------
      United States Treasury Bills...........  $ 4,315,824          --           --       $ 4,315,824
      Equity Securities......................      133,289         26,288     (17,127)        142,450
                                                 ---------    -----------    ---------      ---------
                                               $ 4,449,113   $     26,288  $  (17,127)    $ 4,458,274
                                                 =========    ===========   ==========      =========

8. During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $4,194,378, 576,500 shares of its common stock at the market value of the stock on the purchase date. The remaining authorization under the buy-back plan was completed after year end. Additionally, in June 1999 the Board of Directors authorized an additional buy-back of up to 500,000 shares of common stock. During the quarter ended August 31, 1999, the Company repurchased 292,900 shares of its common stock at a cost of $2,508,724.

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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:

                                                                          3 Months Ended
                                                                             August 31,
                                                                   (Dollar Amounts in Thousands)

                                                                 1999                            1998
                                                                 ----                            ----
                                                                          % of                  % of
                                                              Amount    Revenues    Amount    Revenues
                                                              ------    --------    ------    --------

Revenues ...............................................     $20,955       100.0   $20,466       100.0
Cost of Sales ..........................................      16,162        77.1    15,061        73.6
                                                             -------       -----   -------       -----
Gross Profit ...........................................       4,793        22.9     5,405        26.4

Selling, General, and Administrative expenses ..........       2,864        13.7     3,359        16.4
Research and Development expenses ......................         --          --        148         0.7
                                                             -------       -----   -------       -----
Income from Operations .................................       1,929         9.2     1,898         9.3

Other Income ...........................................         103         0.5        40         0.2
                                                             -------       -----   -------       -----
Income Before Income Taxes .............................       2,032         9.7     1,938         9.5

Provision for Income Taxes .............................         877         4.2       850         4.2
                                                             -------       -----   -------       -----
Net Income .............................................     $ 1,155         5.5   $ 1,088         5.3
                                                             =======       =====   =======       =====

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues included revenues from its Year 2000 business which commenced in fiscal 1997. Revenues for the quarter ended August 31, 1999 increased $489,000 or 2.4% over the comparable period in fiscal 1999. For the current quarter 96.9% of revenues were derived from computer programming consulting services and 3.1% from Year 2000 services, as compared with 88.6% and 11.4% respectively in fiscal 1999.

Computer programming consulting services revenues increased $2,179,000 or 12% from $18,135,000 in the quarter ended August 31, 1998 to $20,314,000 in the quarter ended August 31, 1999. This increase resulted from an overall increase in the number of programmers on billing with clients from approximately 500 at August 31, 1998 to approximately 550 at August 31, 1999. Growth in revenues is currently at a slower rate than it has been in the past. The Company believes that this slower growth is attributable to a delay in new IT projects because customers are devoting their resources to Year 2000 testing.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $641,000 for the current quarter versus $2,331,000 in the fiscal 1999 first quarter. The Company's Year 2000 revenues over the last several quarters have decreased significantly and the Company expects these revenues will further decline and are not likely to represent a material portion of the Companies revenues in the future.

The agreements under which the Year 2000 revenues were recognized provide that all payments under the agreements are subject to satisfactory conversion of the applications. Revenues include certain amounts billed or paid prior to the final acceptance by the customer only for conversion projects where management believes that acceptance is probable.

Cost of Sales
-------------

Cost of sales as a percentage of revenues increased from 73.6% in the quarter ended August 31, 1998 to 77.1% in the quarter ended August 31, 1999. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.1% in the quarter ended August 31, 1998 to 78.3% in the quarter ended August 31, 1999. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry. Additional market pressures have also created an environment where major customers are requiring discounts from existing pricing.

The Year 2000 business incurred cost of sales of $260,000 in the quarter ended August 31, 1999 versus $1,080,000 in the prior year quarter. The Company significantly reduced the number of employees in its Year 2000 Services during fiscal 1999 and is currently providing such services through contractual arrangements with certain former employees.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $495,000 or 14.7% from $3,359,000 in the quarter ended August 31, 1998 to $2,864,000 in the quarter ended August 31, 1999. This decrease was primarily attributable to the reduction in Year 2000 services. Selling, general and administrative expenses related to computer programming consulting services increased $91,000 over the prior year period to $2,812,000. This increase was primarily attributable to expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended August 31, 1999, approximately $52,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of management, and facilities expenses. Such expenses significantly decreased from fiscal 1999. Comparable Year 2000 selling, general and administrative expenses in the quarter ended August 31, 1998 were $638,000.

Research and Development
------------------------

Research and development costs of $148,000 in the quarter ended August 31, 1998 represent amounts expended by the Company to expand Catch/21, the Company's Year 2000 compliance solution, product offerings including XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. There were no research and development expenses in the quarter ended August 31, 1999.

Income from Operations
----------------------

In the quarter ended August 31, 1999, the computer programming consulting service business contributed $1,600,000 or 82.9% of the income from operations, while the Year 2000 business contributed the remaining $329,000 or 17.1%. In the prior year quarter, the computer programming consulting service business contributed $1,433,000 or 75.5% of income from operations and the Year 2000 business $465,000 or 24.5%. The Company does not expect Year 2000 services to materially contribute to income from operations for the balance of its 2000 fiscal year. The Company believes that continued growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income
------------

Other income resulted primarily from interest and dividend income which increased by $24,000 to $92,000 due to higher average available investable funds in the quarter ended August 31, 1999. Additionally, the Company also had a net gain of $11,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Income Taxes
------------

The effective income tax rate decreased to 43.2% in the quarter ended August 31, 1999 from 43.9% in the quarter ended August 31, 1998 because of lower state and local taxes.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At August 31, 1999, the Company had working capital of $15,987,000 and cash and cash equivalents of $5,657,000 as compared to working capital of $17,303,000 and cash and cash equivalents of $2,235,000 at May 31, 1999. Working capital decreased primarily due to the Company's purchase of $2,509,000 of treasury stock in the quarter ended August 31, 1999.

The Company had positive net cash flow of $4,481,000 from operations during the quarter ended August 31, 1999 as compared to positive net cash flow from operations of $2,390,000 in the quarter ended August 31, 1998. The Company had net income of $1,155,000, in the quarter ended August 31, 1999. The Company also had additional cash flow as a result of the decrease in the accounts receivable of $1,125,000, an increase in advances from customers of $1,179,000 and an increase in income taxes payable of $579,000. The decrease in accounts receivable occurred primarily because the rate of collections exceeded the rate of revenue growth. The increase in advances from customers resulted from a significant prepayment made by one customer. Although it is likely this prepayment will be used in full, any unused balances will be returned to the customer. The increase in accounts payable and accrued expenses resulted primarily from the increase in cost of sales. The increase in income taxes payable occurred because the federal income tax payment for the quarter was due after the end of the quarter.

Cash flow provided by investing activities resulted primarily from the maturity of United States Treasury Bills in the current quarter.

Cash flow used in financing activities of $2,509,000 in the quarter ended August 31, 1999 resulted from the repurchase of 292,900 shares of common stock. As of August 31, 1999, the Company has repurchased a total of 869,400 shares at an average price of $7.71 or a total cost of $6,703,102. The Company has completed the initial buy back authorization of 600,000 shares and the Company's board of directors has authorized the repurchase of up to an additional 500,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at August 31, 1999 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the quarter ended August 31, 1999. The Company has available a revolving line of credit of $5,000,000 with a major money center bank, which the Company believes provides sufficient financing if the need arose. As of August 31, 1999 no amounts were outstanding under this line of credit.

Year 2000 Information
---------------------

Readiness for Year 2000

The Company has only limited internal systems which it believes could be affected by Year 2000 issues. The Company's principal information technology
(IT) systems are its resume search (which contains its databases of IT professionals), payroll, billing, and general ledger systems. The Company believes that its search, payroll and billing software systems were designed and programmed to be Year 2000 compliant. The Company's general ledger system required an upgrade to be Year 2000 compliant and the Company has recently implemented the upgrade. The cost of the upgrade was not material. The Company's management is engaged in ongoing assessment, remediation and testing of the readiness of its systems for handling the Year 2000. The Company is not currently aware of any non-IT systems which are material to the Company and contain embedded chip systems which have Year 2000 issues. Although the assessment, remediation and testing of the IT and non-IT systems is ongoing, management does not believe that it will have material Year 2000 problems relating to its IT and non-IT systems. The Company's management currently believes that it will be successful in identifying and resolving any potential deficiencies in its systems with respect to Year 2000 issues, that all material systems will be compliant by the Year 2000 and that the cost to address the Year 2000 issue will not be material.

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

Forward-Looking Statements
--------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the development of the Company's Catch/21 solution, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services, the extent to which growth in the Company's contract computer programming services will offset the anticipated loss of Year 2000 profits, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers and the Company's readiness for the Year 2000.

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

                                            TSR, INC.
                                 -------------------------------
                                           (Registrant)

Date:  October 1, 1999            /s/ J.F. HUGHES
                                 -----------------------------------------------
                                      J.F. Hughes, Chairman,
                                      President and Treasurer


Date:  October 1, 1999           /s/ JOHN G. SHARKEY
                                 -----------------------------------------------
                                     John G. Sharkey, Vice President,
                                     Finance