Form 10-Q
period 1999-11-30
TSR INC
filed 2000-01-13
CIK 98338

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

                   For the period ended November 30, 1999

          [ ]      Transition Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                   For the transition period from        to
                                                  ------    -----

Commission File Number:                     0-8656
                       ---------------------------------------------------------

                                    TSR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               13-2635899
--------------------------------            ------------------------------------
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

                               SHARES OUTSTANDING
                               ------------------

           5,022,612 shares of common stock, par value $.01 per share,
           -----------------------------------------------------------
                             as of December 31, 1999
                             -----------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
Part I. Financial Information:

     Item 1. Financial Statements:

             Consolidated Condensed Balance Sheets -
                  November 30, 1999 and May 31, 1999......................  3

             Consolidated Condensed Statements of Earnings -
                  For the three months and six months ended
                  November 30, 1999 and 1998..............................  4

             Consolidated Condensed Statements of Cash Flows -
                  For the six months ended November 30, 1999 and 1998.....  5

             Notes to Consolidated Condensed Financial Statements.........  6

     Item 2. Management's Discussion and  Analysis........................  7

Part II.  Other Information............................................... 12

Signatures................................................................ 12

Part I. Financial Information
     Item 1. Financial Statements

                                                         TSR, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              November 30,           May 31,
ASSETS                                                                            1999                 1999
                                                                                  ----                 ----

Current Assets:
     Cash and cash equivalents (Note 6)  ...............................      $ 3,226,030          $ 2,234,723
     Marketable securities (Note 7) ....................................        4,943,992            5,898,272
     Accounts receivable (net of allowance for
       doubtful accounts of $173,000) ..................................       13,492,867           14,226,289
     Other receivables .................................................          209,385              167,415
     Prepaid expenses ..................................................            2,831               44,731
     Prepaid and recoverable income taxes  .............................          202,025               98,789
     Deferred income taxes .............................................           59,000               59,000
                                                                               ----------           ----------
          Total current assets..........................................       22,136,130           22,729,219

Equipment and leasehold improvements, at cost (net of accumulated
       depreciation and amortization of $1,907,000 and $1,833,000) .....          138,560              161,315
Other assets  ..........................................................           42,236               35,276
Deferred income taxes  .................................................          253,000              265,000
                                                                               ----------           ----------
                                                                              $22,569,926          $23,190,810
                                                                               ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables .......................................      $   458,495          $   305,067
     Accrued and other liabilities .....................................        3,367,649            3,774,513
     Advances from customers ...........................................        1,664,761            1,206,137
     Income taxes payable ..............................................          118,726              140,548
                                                                               ----------           ----------
          Total current liabilities  ...................................        5,609,631            5,426,265
                                                                               ----------           ----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued ................................            --                   --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,078,326 shares ...................           60,783               60,783
     Additional paid-in capital  .......................................        4,134,053            4,134,053
     Retained earnings  ................................................       20,133,277           17,764,087
                                                                               ----------           ----------
                                                                               24,328,113           21,958,923
     Less:  Treasury Stock, 964,514 and 576,500 shares at cost .........        7,367,818            4,194,378
                                                                               ----------           ----------
                                                                               16,960,295           17,764,545
                                                                               ----------           ----------

                                                                              $22,569,926          $23,190,810
                                                                               ==========           ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                   TSR, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998


                                                                         Three Months Ended                Six Months Ended
                                                                             November 30,                    November 30,
                                                                         1999            1998          1999             1998
                                                                         ----            ----          ----             ----
 Revenues ......................................................    $ 20,680,945    $ 21,682,375   $ 41,635,639    $ 42,147,906

Cost of sales ..................................................      15,637,241      15,887,756     31,798,934      30,948,128
Selling, general and administrative  expenses ..................       3,037,298       3,526,087      5,901,385       6,885,351
Research and development expenses ..............................          --              80,310          --            228,481
                                                                    ------------    ------------   ------------    ------------
                                                                      18,674,539      19,494,153     37,700,319      38,061,960
                                                                    ------------    ------------   ------------    ------------

Income from operations .........................................       2,006,406       2,188,222      3,935,320       4,085,946
  Other income:
     Interest and dividend income ..............................         117,906          78,687        209,947         146,573
     Gain (loss) from marketable securities, net ...............          (2,378)         23,901          8,973          (3,881)
     Gain from sales of assets .................................           1,950           --             1,950           --
                                                                    ------------    ------------   ------------    ------------

Income before income taxes .....................................       2,123,884       2,290,810      4,156,190       4,228,638
Provision for income taxes .....................................         910,000       1,000,000      1,787,000       1,850,000
                                                                    ------------    ------------   ------------    ------------

     Net income ................................................    $  1,213,884    $  1,290,810   $  2,369,190    $  2,378,638
                                                                    ============    ============   ============    ============

Basic and diluted net income per
     common share ..............................................    $       0.23    $       0.22   $       0.45    $       0.40
                                                                    ============    ============   ============    ============
Weighted average number of basic and diluted
     common shares outstanding .................................       5,181,657       5,988,276      5,229,317       5,988,276
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


                                                      TSR, INC. AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                          FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                                                              Six Months Ended
                                                                                 November 30,
                                                                          1999               1998
                                                                          ----               ----
Cash flows from operating activities:
     Net income ...................................................  $2,369,190         $ 2,378,638
     Adjustments to reconcile net income
          to net cash provided by operating activities:
        Depreciation and amortization .............................      74,055             431,500
        Loss (gain)from marketable securities,  net ...............      (8,973)              3,881
        Deferred income taxes .....................................      12,000             (24,000)
        Gain on sales of assets ...................................      (1,950)               --
     Changes in assets and liabilities:
        Accounts receivable  ......................................     733,422            (289,937)
        Other receivables  ........................................     (41,970)            (66,113)
        Prepaid expenses ..........................................      41,900              58,066
        Prepaid and recoverable income taxes ......................    (103,236)              9,966
        Other assets ..............................................      (6,960)            (28,100)
        Accounts payable and accrued expenses .....................    (253,436)          1,014,938
        Income taxes payable ......................................     (21,822)           (137,941)
        Advances from customers ...................................     458,624             (36,739)
                                                                     ----------          ----------
     Net cash provided by operating activities ....................   3,250,844           3,314,159
                                                                     ----------          ----------
 Cash flows from investing activities:
        Proceeds from maturities and sales of
          marketable securities ...................................   2,892,956             974,054
        Purchases of marketable securities ........................  (1,929,703)         (1,929,684)
        Purchases of fixed assets .................................     (51,300)            (58,879)
        Proceeds from sales of assets .............................       1,950               --
                                                                     ----------          ----------
        Net cash provided by (used in) investing activities .......     913,903          (1,014,509)
                                                                     ----------          ----------

Cash flows from financing activities:
        Purchases of treasury stock ...............................  (3,173,440)              --
                                                                     ----------          ----------

        Net cash used in financing activities .....................  (3,173,440)              --
                                                                     ----------          ----------

Net increase in cash and cash equivalents  ........................     991,307           2,299,650
Cash and cash equivalents at beginning of period  .................   2,234,723           2,425,122
                                                                     ----------          ----------

Cash and cash equivalents at end of period ........................  $3,226,030         $ 4,724,772
                                                                      =========          ==========
Supplemental Disclosures:
       Income tax payments ........................................  $1,909,000         $ 2,002,000
                                                                      =========          ==========
       Interest paid ..............................................  $    --            $     --
                                                                      =========          =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

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

3. The Company is primarily engaged in the business of providing computer programming consulting services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company provided services converting software applications to be year 2000 compliant utilizing Catch/21 a year 2000 software solution which automates to a significant extent the conversion process.

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 1999:

         Cash in banks ...................................$      --
         Money Market Funds...............................  2,238,035
         United States Treasury Bills.....................    987,995
                                                          -----------
                                                          $ 3,226,030
                                                          ===========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and carrying value for marketable securities by major security type at November 30, 1999 are as follows:

                                                                  Gross          Gross
                                                               Unrealized     Unrealized
                                               Amortized         Holding        Holding          Carrying
                                                  Cost            Gains          Losses            Value
                                              ----------       ---------       ---------       -----------
     United States Treasury Bills.........   $ 4,803,919            --              --           4,803,919
     Equity Securities....................       133,289          29,660        (22,876)           140,073
                                              ----------       ---------       ---------       -----------
                                             $ 4,937,208      $   29,660      $ (22,876)       $ 4,943,992
                                              ==========       =========       =========       ===========

8. During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $4,194,378, 576,500 shares of its common stock at the market value of the stock on the purchase date. The remaining authorization under the buy-back plan was completed after year end. In June 1999 the Board of Directors authorized an additional buy-back of up to 500,000 shares of common stock. During the six months ended November 30, 1999, the Company repurchased 388,014 shares of its common stock at a cost of $3,173,440.

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

Three months ended November 30, 1999 compared with three months ended November 30, 1998
------------------------------------------------------------------------------

         (Dollar amounts in Thousands)                                         3 Months Ended
                                                                                 November 30,
                                                                    1999                            1998
                                                                          %    of                          %   of
                                                            Amount       Revenues           Amount       Revenues
                                                          --------       --------         --------       --------
Revenues  . . . . . . . . . . . . . . . . . . . . .       $ 20,681          100.0         $ 21,682          100.0
Cost of Sales . . . . . . . . . . . . . . . . . . .         15,637           75.6           15,887           73.3
                                                          --------          -----         --------          -----
Gross Profit . . . . . . . . . . . . . . . . . . .           5,044           24.4            5,795           26.7

Selling, General, and Administrative expenses . . .          3,038           14.7            3,526           16.2
Research and Development expenses . . . . . . . . .            --             --                80            0.4
                                                          --------          -----         --------          -----
Income from Operations  . . . . . . . . . . . . . .          2,006            9.7            2,189           10.1
Other Income . . . . . . . . . . . . . . . . . . .             118            0.6              102            0.5
                                                          --------          -----         --------          -----
Income Before Income Taxes . . . . . . . . . . . .           2,124           10.3            2,291           10.6
Provision for Income Taxes . . . . . . . . . . . .             910            4.4            1,000            4.6
                                                          --------          -----         --------          -----
Net Income  . . . . . . . . . . . . . . . . . . . .       $  1,214            5.9         $  1,291            6.0
                                                          ========          =====         ========          =====


Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues included revenues from its Year 2000 business which commenced in fiscal 1997. Revenues for the quarter ended November 30, 1999 decreased $1,001,000 or 4.6% from the comparable period in fiscal 1999. For the current quarter 96.6% of revenues were derived from computer programming consulting services and 3.4% from Year 2000 services, as compared with 89.8% and 10.2% respectively in fiscal 1999.

Computer programming consulting services revenues increased $515,000 or 2.6% from $19,460,000 in the quarter ended November 30, 1998 to $19,975,000 in the quarter ended November 30, 1999. This increase resulted from an overall increase in the average number of programmers on billing with clients from approximately 505 for the quarter ended November 30, 1998 to approximately 537 for the current quarter. Growth in consulting services revenues was at a slower rate than it had been in the past. The Company believes that this slower growth was attributable to a delay in new IT projects because customers were devoting their resources to Year 2000 testing. While the Company anticipates an increase in new projects in the current calendar year, the Company cannot predict when these new projects will commence.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $705,000 for the current quarter versus $2,222,000 in the fiscal 1999 second quarter. The Company's Year 2000 revenues have decreased significantly and the Company expects these revenues will further decline and are not likely to represent a material portion of the Companies revenues in the future.

Cost of Sales
-------------

Cost of sales as a percentage of revenues increased from 73.3% in the quarter ended November 30, 1998 to 75.6% in the quarter ended November 30, 1999. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.0% in the quarter ended November 30, 1998 to 77.1% in the quarter ended November 30, 1999. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry. Additional market pressures have also created an environment where major customers are requiring discounts from existing pricing.

The Year 2000 business incurred cost of sales of $241,000 in the quarter ended November 30, 1999 versus $908,000 in the prior year quarter. The Company significantly reduced the number of employees in its Year 2000 Services during fiscal 1999 and is currently providing such services through contractual arrangements with certain former employees.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $489,000 or 13.9% from $3,526,000 in the quarter ended November 30, 1998 to $3,037,000 in the quarter ended November 30, 1999. This decrease was primarily attributable to the reduction in Year 2000 services. Selling, general and administrative expenses related to computer programming consulting services increased $193,000 over the prior year period to $2,994,000. This increase was primarily attributable to expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended November 30, 1999, approximately $43,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of management, and facilities expenses. Such expenses significantly decreased from fiscal 1999. Comparable Year 2000 selling, general and administrative expenses in the quarter ended November 30, 1998 were $725,000.


Research and Development
------------------------

Research and development costs of $80,000 in the quarter ended November 30, 1998 represent amounts expended by the Company to expand Catch/21, the Company's Year 2000 compliance solution, product offerings including XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. There were no research and development expenses in the quarter ended November 30, 1999.

Income from Operations
----------------------

In the quarter ended November 30, 1999, the computer programming consulting service business contributed $1,585,000 or 79.0% of the income from operations, while the Year 2000 business contributed the remaining $421,000 or 21.0%. In the prior year quarter, the computer programming consulting service business contributed $1,680,000 or 76.7% of income from operations and the Year 2000 business $509,000 or 23.3%. The Company does not expect Year 2000 services to materially contribute to income from operations for the balance of its 2000 fiscal year. The Company believes that growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income
------------

Other income resulted primarily from interest and dividend income which increased by $39,000 to $118,000 due to higher average available investable funds in the quarter ended November 30, 1999. Additionally, the Company also had a net loss of $2,000 from marketable securities due to mark to market adjustments of its equity portfolio compared with a gain of $24,000 in the prior year quarter.

Income Taxes
------------

The effective income tax rate decreased to 42.8% in the quarter ended November 30, 1999 from 43.7% in the quarter ended November 30, 1998 because of lower state and local taxes.

Six months ended November 30, 1999 compared with six months ended November 30, 1998.
-------------------------------------------------------------------------------


         (Dollar amounts in Thousands)                                         6 Months Ended
                                                                                 November 30,
                                                                 1999                            1998
                                                                        %    of                          %   of
                                                          Amount       Revenues           Amount       Revenues
                                                          ------       --------           ------       --------

Revenues  . . . . . . . . . . . . . . . . . . . . .     $ 41,636          100.0         $ 42,148          100.0
Cost of Sales . . . . . . . . . . . . . . . . . . .       31,799           76.4           30,948           73.4
                                                        --------          -----         --------          -----
Gross Profit . . . . . . . . . . . . . . . . . . .         9,837           23.6           11,200           26.6

Selling, General, and Administrative expenses . . .        5,902           14.2            6,885           16.3
Research and Development expenses . . . . . . . . .          --             --               228            0.6
                                                        --------          -----         --------          -----
Income from Operations  . . . . . . . . . . . . . .        3,935            9.4            4,087            9.7

Other Income . . . . . . . . . . . . . . . . . . .           221            0.6              142            0.3
                                                        --------          -----         --------          -----
Income Before Income Taxes . . . . . . . . . . . .         4,156           10.0            4,229           10.0

Provision for Income Taxes . . . . . . . . . . . .         1,787            4.3            1,850            4.4
                                                        --------          -----         --------          -----
Net Income  . . . . . . . . . . . . . . . . . . . .     $  2,369            5.7         $  2,379            5.6
                                                        ========          =====         ========          =====



Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues included revenues from its Year 2000 business which commenced in fiscal 1997. Revenues for the six months ended November 30, 1999 decreased $512,000 or 1.2% over the comparable period in fiscal 1999. For the current six months 96.8% of revenues were derived from computer programming consulting services and 3.2% from Year 2000 services, as compared with 89.2% and 10.8% respectively in fiscal 1999.

Computer programming consulting services revenues increased $2,694,000 or 7.2% from $37,595,000 in the six months ended November 30, 1998 to $40,289,000 in the six months ended November 30, 1999. This increase resulted from an overall increase in the average number of programmers on billing with clients from an average of 490 for the six months ended November 30, 1998 to approximately 540 in the six months ended at November 30, 1999. Growth in consulting services revenues was at a slower rate than it had been in the past. The Company believes that this slower growth was attributable to a delay in new IT projects because customers were devoting their resources to Year 2000 testing. While the Company anticipates an increase in new projects in the current calendar year, the Company cannot predict when these new projects will commence.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $1,346,000 for the current six months versus $4,553,000 in the prior year period. The Company's Year 2000 revenues have decreased significantly and the Company expects these revenues will further decline and are not likely to represent a material portion of the Companies revenues in the future.

Cost of Sales
-------------

Cost of sales as a percentage of revenues increased from 73.4% in the six months ended November 30, 1998 to 76.4% in the six months ended November 30, 1999. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.1% in the six months ended November 30, 1998 to 77.7% in the six months ended November 30, 1999. This increase is attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass these increases on to customers due to competitive market pressures in the industry. Additional market pressures have also created an environment where major customers are requiring discounts from existing pricing.

The Year 2000 business incurred cost of sales of $501,000 in the six months ended November 30, 1999 versus $1,988,000 in the prior year period. The Company significantly reduced the number of employees in its Year 2000 Services during fiscal 1999 and is currently providing such services through contractual arrangements with certain former employees.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $984,000 or 14.3% from $6,885,000 in the six months ended November 30, 1998 to $5,901,000 in the six months ended November 30, 1999. This decrease was primarily attributable to the reduction in Year 2000 services. Selling, general and administrative expenses related to computer programming consulting services increased $284,000 over the prior year period to $5,806,000. This increase was primarily attributable to expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the six months ended November 30, 1999, approximately $95,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of management, and facilities expenses. Such expenses significantly decreased from fiscal 1999. Comparable Year 2000 selling, general and administrative expenses in the six months ended November 30, 1998 were $1,363,000.

Research and Development
------------------------

Research and development costs of $228,000 in the six months ended November 30, 1998 represent amounts expended by the Company to expand Catch/21, the Company's Year 2000 compliance solution, product offerings including XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. There were no research and development expenses in the six months ended November 30, 1999.

Income from Operations
----------------------

In the six months ended November 30, 1999, the computer programming consulting service business contributed $3,185,000 or 80.9% of the income from operations, while the Year 2000 business contributed the remaining $750,000 or 19.1%. In the prior year period, the computer programming consulting service business contributed $3,113,000 or 76.2% of income from operations and the Year 2000 business $974,000 or 23.8%. The Company does not expect Year 2000 services to materially contribute to income from operations for the balance of its 2000 fiscal year. The Company believes that growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income
------------

Other income resulted primarily from interest and dividend income which increased by $63,000 to $210,000 due to higher average available investable funds in the six months ended November 30, 1999. Additionally, the Company also had a net gain of $9,000 from marketable securities due to mark to market adjustments of its equity portfolio as compared to a loss of $4,000 in the prior year period.

Income Taxes
------------

The effective income tax rate decreased to 43.0% in the six months ended November 30, 1999 from 43.7% in the six months ended November 30, 1998 because of lower state and local taxes.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At November 30, 1999, the Company had working capital of $16,526,000 and cash and cash equivalents of $3,226,000 as compared to working capital of $17,303,000 and cash and cash equivalents of $2,235,000 at May 31, 1999. Working capital decreased primarily due to the Company's purchase of $3,173,000 of treasury stock of the Company in the six months ended November 30, 1999.

The Company had positive net cash flow of $3,251,000 from operations during the six months ended November 30, 1999 as compared to positive net cash flow from operations of $3,314,000 in the six months ended November 30, 1998. The Company had net income of $2,369,000, in the six months ended November 30, 1999. The Company also had additional cash flow as a result of the decrease in the accounts receivable of $733,000 and an increase in advances from customers of $459,000. The decrease in accounts receivable occurred primarily because the rate of collections exceeded the rate of revenue growth. The increase in advances from customers resulted from a significant prepayment made by one customer. Although it is likely this prepayment will be used in full, any unused balances will be returned to the customer. The increase in accounts payable and accrued expenses resulted primarily from the increase in cost of sales.

Cash flow provided by investing activities resulted primarily from the maturity of United States Treasury Bills in the current period.

Cash flow used in financing activities of $3,173,000 in the six months ended November 30, 1999 resulted from the repurchase of 388,000 shares of common stock of the Company. As of November 30, 1999, the Company has repurchased a total of 965,000 shares at an average price of $7.64 or a total cost of $7,368,000. The Company has completed the initial buy back authorization of 600,000 shares and the Company's board of directors has authorized the repurchase of up to an additional 500,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at November 30, 1999 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 1999. The Company has available a revolving line of credit of $5,000,000 with a major money center bank, which the Company believes provides sufficient financing if the need arose. As of November 30, 1999 no amounts were outstanding under this line of credit.

Year 2000 Information
---------------------

Readiness for Year 2000

The Company has only limited internal systems which it believes could be affected by Year 2000 issues. The Company's principal information technology
(IT) systems are its resume search (which contains its databases of IT professionals), payroll, billing, and general ledger systems. The Company believes that its search, payroll and billing software systems were designed and programmed to be Year 2000 compliant. The Company's general ledger system required an upgrade to be Year 2000 compliant and the Company has implemented the upgrade. The cost of the upgrade was not material. The Company is not currently aware of any non-IT systems which are material to the Company and contain embedded chip systems which have Year 2000 issues. Management does not believe that it will have material Year 2000 problems relating to its IT and non-IT systems. The Company's management currently believes that it was successful in identifying and resolving any potential deficiencies in its systems with respect to Year 2000 issues, that all material systems are compliant and that the cost to address the Year 2000 issue was not material.

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

To date, the Company has not encountered any significant effects of the Year 2000 problem either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

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

                           TSR, INC. AND SUBSIDIARIES

Part II.   Other Information
     Item 6.  Exhibits and Reports on Form 8K

     (a). Exhibit 10.1: Employment Agreement dated January 1, 2000 between TSR,
                        Inc. and John G. Sharkey
     (b). Exhibit 27:   Financial Data Schedule
     (c). Reports on Form 8K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TSR, INC.
                             --------------------------------------------
                                  (Registrant)


Date:   January 10, 2000      /s/ J.F. HUGHES
                             --------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer

Date: January 10, 2000       /s/ JOHN G. SHARKEY
                             --------------------------------------------
                                 John G. Sharkey, Vice President, Finance