Form 10-Q
period 2000-02-29
TSR INC
filed 2000-04-10
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q



         [X]      Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the period ended February 29, 2000


         [ ]      Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the transition period from ____________ to _____________


Commission File Number:   0-8656

                                    TSR, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 13-2635899
   -------------------------------         ----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)

                                  631-231-0333
                         -------------------------------
                         (Registrant's telephone number)

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

           4,721,412 shares of common stock, par value $.01 per share,
           -----------------------------------------------------------
                              as of March 31, 2000
                              --------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

   Item 1.  Financial Statements:

       Consolidated Condensed Balance Sheets-
            February 29, 2000 and May 31, 1999............................    3

       Consolidated Condensed Statements of Earnings-
            For the three months and nine months ended
            February 29, 2000 and February 28, 1999.......................    4

       Consolidated  Condensed  Statements of Cash Flows-
            For the nine months ended February 29, 2000 and
            February 28, 1999.............................................    5

       Notes to Consolidated Condensed Financial Statements...............    6

   Item 2.  Management's Discussion and Analysis..........................    7

Part II.  Other Information...............................................   12

Signatures................................................................   12

Part I.  Financial Information
         Item 1.  Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    February 29,     May 31,
                                                                                       2000           1999
                                                                                    -----------   -----------
ASSETS

Current Assets:
     Cash and cash equivalents (Note 6) ........................................    $   978,536   $ 2,234,723
     Marketable securities (Note 7) ............................................      4,961,430     5,898,272
     Accounts receivable (net of allowance for
      doubtful accounts of $173,000) ...........................................     12,816,013    14,226,289
     Other receivables .........................................................        204,327       167,415
     Prepaid expenses ..........................................................         33,119        44,731
     Prepaid and recoverable income taxes ......................................        408,897        98,789
     Deferred income taxes .....................................................         59,000        59,000
                                                                                    -----------   -----------
          Total current assets .................................................     19,461,322    22,729,219

Equipment and leasehold improvements, at cost (net of accumulated
 depreciation and amortization of $1,939,000 and $1,833,000) ...................        213,547       161,315
Other assets ...................................................................         42,886        35,276
Deferred income taxes ..........................................................        240,000       265,000
                                                                                    -----------   -----------
                                                                                    $19,957,755   $23,190,810
                                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ...............................................    $   256,827   $   305,067
     Accrued and other liabilities .............................................      3,105,842     3,774,513
     Advances from customers ...................................................      1,392,121     1,206,137
     Income taxes payable ......................................................        210,772       140,548
                                                                                    -----------   -----------
          Total current liabilities ............................................      4,965,562     5,426,265
                                                                                    -----------   -----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
      1,000,000 shares; none issued ............................................         --            --
     Common stock, $.01 par value, authorized
      25,000,000 shares; issued 6,078,326 shares ...............................         60,783        60,783
     Additional paid-in capital ................................................      4,134,053     4,134,053
     Retained earnings .........................................................     21,015,528    17,764,087
                                                                                    -----------   -----------
                                                                                     25,210,364    21,958,923
     Less: Treasury Stock, 1,333,414 and 576,500 shares at cost ................     10,218,171     4,194,378
                                                                                    -----------   -----------
                                                                                     14,992,193    17,764,545
                                                                                    -----------   -----------
                                                                                    $19,957,755   $23,190,810
                                                                                    ===========   ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
   For The Three and Nine Months Ended February 29, 2000 and February 28, 1999





                                                                    Three Months Ended                Nine Months Ended
                                                             February 29,      February 28,     February 29,     February 28,
                                                                 2000             1999              2000             1999
                                                                 ----             ----              ----             -----
Revenues ...............................................     $ 18,432,266     $ 20,817,633      $ 60,067,905     $ 62,965,539

Cost of sales ..........................................       14,056,550       15,460,007        45,855,484       46,408,135
Selling, general and administrative expenses ...........        2,937,205        3,311,912         8,838,590       10,197,263
Research and development expenses ......................             --             49,139              --            277,620
                                                               ----------       ----------        ----------       ----------
                                                               16,993,755       18,821,058        54,694,074       56,883,018
                                                               ----------       ----------        ----------       ----------

Income from operations .................................        1,438,511        1,996,575         5,373,831        6,082,521

Other income:
     Interest and dividend income ......................          103,637          105,361           313,584          251,934
     Gain (loss) from marketable securities, net .......            1,103           (4,168)           10,076           (8,049)
     Gain from sales of assets .........................           22,000             --              23,950             --
                                                               ----------       ----------        ----------       ----------

Income before income taxes .............................        1,565,251        2,097,768         5,721,441        6,326,406
Provision for income taxes .............................          683,000          900,000         2,470,000        2,750,000
                                                               ----------       ----------        ----------       ----------

     Net income ........................................     $    882,251     $  1,197,768      $  3,251,441     $  3,576,406
                                                               ==========     ============      ============     ============

Basic net income per common share ......................     $       0.18     $       0.20      $       0.63     $       0.60
                                                               ==========     ============      ============     ============
Diluted net income per common share ....................     $       0.18     $       0.20      $       0.63     $       0.60
                                                               ==========     ============      ============     ============
Weighted average number of
    common shares outstanding ..........................        4,925,962        6,026,801         5,128,198        6,001,118
                                                               ==========     ============      ============     ============

Weighted average number of diluted
    common shares outstanding ..........................        4,925,962        6,039,793         5,128,198        6,003,070
                                                               ==========     ============      ============     ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        For The Nine Months Ended February 29, 2000 and February 28, 1999


                                                                                        Nine Months Ended

                                                                                 February 29,       February 28,
                                                                                    2000               1999
                                                                                    ----               -----
Cash flows from operating activities:
     Net income ............................................................     $ 3,251,441      $ 3,576,406
     Adjustments to reconcile net income
             to net cash provided by operating activities:
        Depreciation and amortization ......................................         106,287          713,855
        Loss (gain) from marketable securities, net ........................         (10,076)           8,049
        Deferred income taxes ..............................................          25,000          (34,000)
        Gain on sales of assets ............................................         (23,950)            --
     Changes in assets and liabilities:
          Accounts receivable ..............................................       1,410,276           52,614
          Other receivables ................................................         (36,912)         (83,785)
          Prepaid expenses .................................................          11,612           41,768
          Prepaid and recoverable income taxes .............................        (310,108)        (133,678)
          Other assets .....................................................          (7,610)         (26,804)
          Accounts payable and accrued expenses ............................        (716,911)         763,410
          Income taxes payable .............................................          70,224          (29,117)
          Advances from customers ..........................................         185,984          493,704
                                                                                 -----------      -----------

     Net cash provided by operating activities .............................       3,955,257        5,342,422
                                                                                 -----------      -----------

Cash flows from investing activities:
        Proceeds from maturities and sales of marketable securities ........       4,336,181          974,054
        Purchases of marketable securities .................................      (3,389,263)      (4,830,999)
        Purchases of fixed assets ..........................................        (158,519)        (108,295)
        Proceeds from sales of assets ......................................          23,950             --
                                                                                 -----------      -----------
     Net cash provided by (used in) investing activities ...................         812,349       (3,965,240)
                                                                                 -----------      -----------

Cash flows from financing activities:
        Exercise of stock options ..........................................            --            825,357
        Purchase of treasury stock .........................................      (6,023,793)        (547,875)
                                                                                 -----------      -----------
     Net cash provided by (used in) financing activities ...................      (6,023,793)         277,482
                                                                                 -----------      -----------

Net increase in cash and cash equivalents ..................................      (1,256,187)       1,654,664
Cash and cash equivalents at beginning of period ...........................       2,234,723        2,425,122
                                                                                 -----------      -----------

Cash and cash equivalents at end of period .................................     $   978,536      $ 4,079,786
                                                                                 ===========      ===========

Supplemental Disclosures:
       Income tax payments .................................................     $ 2,710,000      $ 2,947,000
                                                                                 ===========      ===========

       Interest paid .......................................................     $      --        $      --
                                                                                 ===========      ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                February 29, 2000

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

3. The Company is primarily engaged in the business of providing computer programming consulting services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company provided services converting software applications to be year 2000 compliant utilizing Catch/21 a year 2000 software solution which automated to a significant extent the conversion process.

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 29, 2000:

            Cash in banks ..............................       $     --
            Money Market Funds .........................             --
            United States Treasury Bills ...............        978,536
                                                               --------
                                                               $978,536
                                                               ========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and carrying value for marketable securities by major security type at February 29, 2000 are as follows:

                                               Gross       Gross
                                             Unrealized  Unrealized
                                Amortized     Holding     Holding     Carrying
                                   Cost        Gains       Losses       Value
                                ----------  -----------  ----------  -----------

United States Treasury Bills   $ 4,820,253       --          --       4,820,253
Equity Securities ..........       133,289     39,264     (29,376)      141,177
                               -----------    -------    --------    ----------
                               $ 4,953,542    $39,264    $(29,376)   $4,961,430
                               ===========    =======    ========    ==========

8. During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $4,194,378, 576,500 shares of its common stock at the market value of the stock on the purchase date. The remaining authorization under the buy-back plan was completed after year end. In June 1999 the Board of Directors authorized an additional buy-back of up to 500,000 shares of common stock, this was completed in January 2000 and another 500,000 was authorized at that time. During the nine months ended February 29, 2000, the Company repurchased 756,914 shares of its common stock at a cost of $6,023,793.

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

Three months ended February 29, 2000 compared with three months ended February 28, 1999
------------------------------------------------------------------------------


            (Dollar amounts in Thousands)                                        3 Months Ended

                                                                      February 29,             February 28,
                                                                         2000                      1999
                                                                               %   of                    %   of
                                                                  Amount      Revenues      Amount      Revenues
                                                                  ------      --------      ------      --------

Revenues ..................................................       $18,432        100.0     $20,818         100.0
Cost of Sales .............................................        14,057         76.3      15,460          74.3
                                                                   ------        -----      ------         -----
Gross Profit ..............................................         4,375         23.7       5,358          25.7

Selling, General, and Administrative expenses .............         2,937         15.9       3,312          15.9
Research and Development expenses .........................          --         --              49           0.2
                                                                   ------        -----      ------         -----
Income from Operations ....................................         1,438          7.8       1,997           9.6

Other Income ..............................................           127          0.7         101           0.5
                                                                   ------        -----      ------         -----
Income Before Income Taxes ................................         1,565          8.5       2,098          10.1
Provision for Income Taxes ................................           683          3.7         900           4.3
                                                                   ------        -----      ------         -----
Net Income ................................................       $   882          4.8     $ 1,198           5.8
                                                                   ======        =====      ======         =====

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues included revenues from its Year 2000 business which commenced in fiscal 1997. Revenues for the quarter ended February 29, 2000 decreased $2,385,000 or 11.5% from the comparable period in fiscal 1999. For the current quarter 97.7% of revenues were derived from computer programming consulting services and 2.3% from Year 2000 services, as compared with 89.8% and 10.2% respectively in fiscal 1999.

Computer programming consulting services revenues decreased $1,196,000 or 6.2% from $19,208,000 in the quarter ended February 28, 1999 to $18,012,000 in the quarter ended February 29, 2000. This decrease resulted from an overall decrease in the average number of programmers on billing with clients from approximately 532 for the quarter ended February 28, 1999 to approximately 472 for the current quarter. The Company believes that this decrease was attributable to a delay in new IT projects due to lingering Year 2000 effects. It was also attributable to a reorganization at a major customer which has also delayed the start of new IT projects with this customer. The Company continues to believe that the consulting business with strengthen in the current calender year, although it has not occurred as early in the year as anticipated.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $421,000 for the current quarter versus $1,610,000 in the fiscal 1999 third quarter. The Company's Year 2000 revenues have decreased significantly and the Company expects these revenues will further decline and are not likely to represent a material portion of the Companies revenues in the future.

Cost of Sales
-------------

Cost of sales as a percentage of revenues increased from 74.3% in the quarter ended February 28, 1999 to 76.3% in the quarter ended February 29, 2000. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales decreased from 79.0% in the quarter ended February 28, 1999 to 77.7% in the quarter ended February 29, 2000. This decrease is attributable to an increase in the number of subcontractors used in the consulting business. The services of these individuals are not directly subject to payroll taxes paid by the Company.

The Year 2000 business incurred cost of sales of $62,000 in the quarter ended February 29, 2000 versus $282,000 in the prior year quarter. The Company significantly reduced the number of employees in its Year 2000 Services during fiscal 1999 and is currently providing such services through contractual arrangements with certain former employees.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $375,000 or 11.3% from $3,312,000 in the quarter ended February 28, 1999 to $2,937,000 in the quarter ended February 29, 2000. This decrease was primarily attributable to the reduction in Year 2000 services. Selling, general and administrative expenses related to computer programming consulting services increased $167,000 over the prior year period to $2,912,000. This increase was primarily attributable to expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the quarter ended February 29, 2000, approximately $26,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of management, and facilities expenses. Such expenses significantly decreased from fiscal 1999. Comparable Year 2000 selling, general and administrative expenses in the quarter ended February 28, 1999 were $567,000.

Research and Development
------------------------

Research and development costs of $49,000 in the quarter ended February 28, 1999 represent amounts expended by the Company to expand Catch/21, the Company's Year 2000 compliance solution product offerings including XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. There were no research and development expenses in the quarter ended February 29, 2000.

Income from Operations
----------------------

In the quarter ended February 29, 2000, the computer programming consulting service business contributed $1,106,000 or 76.9% of the income from operations, while the Year 2000 business contributed the remaining $332,000 or 23.1%. In the prior year quarter, the computer programming consulting service business contributed $1,285,000 or 64.3% of income from operations and the Year 2000 business $712,000 or 35.7%. The Company is not rendering any further Year 2000 services and it does not expect Year 2000 services to materially contribute to income from operations for the balance of its 2000 fiscal year or beyond. The Company believes that growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income
------------

Other income resulted primarily from interest and dividend income. Other income increased by $26,000 to $127,000 primarily due to gains from sales of fixed assets.

Income Taxes
------------

The effective income tax rate increased to 43.6% in the quarter ended February 29, 2000 from 42.9% in the quarter ended February 28, 1999 because of a higher percentage of non-deductible expenses.

Nine months ended February 29, 2000 compared with nine months ended February 28, 1999.
--------------------------------------------------------------------------------


            (Dollar amounts in Thousands)                 9 Months Ended

                                                    February 29,         February 28,
                                                       2000                 1999
                                                            % of                  % of
                                                 Amount  Revenues      Amount   Revenues
                                                 ------  --------      ------   --------

Revenues ....................................   $60,068     100.0     $62,966      100.0
Cost of Sales ...............................    45,855      76.3      46,408       73.7
                                                 ------      ----      ------       ----
Gross Profit ................................    14,213      23.7      16,558       26.3

Selling, General, and Administrative expenses     8,839      14.7      10,197       16.2
Research and Development expenses ...........      --         --          278        0.4
                                                 ------      ----      ------       ----
Income from Operations ......................     5,374       8.9       6,083        9.7

Other Income ................................       347       0.6         244        0.4
                                                 ------      ----      ------       ----
Income Before Income Taxes ..................     5,721       9.5       6,327       10.1

Provision for Income Taxes ..................     2,470       4.1       2,750        4.4
                                                 ------      ----      ------       ----
Net Income ..................................   $ 3,251       5.4     $ 3,577        5.7
                                                 ======      ====      ======       ====



Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. In addition, the Company's revenues included revenues from its Year 2000 business which commenced in fiscal 1997. Revenues for the nine months ended February 29, 2000 decreased $2,898,000 or 4.6% over the comparable period in fiscal 1999. For the current nine months 97.1% of revenues were derived from computer programming consulting services and 2.9% from Year 2000 services, as compared with 89.2% and 10.8% respectively in fiscal 1999.

Computer programming consulting services revenues increased $1,498,000 or 2.6% from $56,803,000 in the nine months ended February 28, 1999 to $58,301,000 in the nine months ended February 29, 2000. This increase resulted from an overall increase in the average number of programmers on billing with clients from an average of 508 for the nine months ended February 28, 1999 to approximately 513 in the nine months ended at February 29, 2000. Growth in consulting services revenues was at a slower rate than it had been in the past. The Company believes that this slower growth was attributable to a delay in new IT projects due to lingering Year 2000 effects. It was also attributable to a reorganization at a major customer which has also delayed the start of new IT projects with this customer. The Company continues to believe that the consulting business will strengthen in the current calender year, although it has not occurred as early in the year as anticipated.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $1,767,000 for the current nine months versus $6,163,000 in the prior year period. The Company's Year 2000 revenues have decreased significantly and the Company expects these revenues will further decline and are not likely to represent a material portion of the Companies revenues in the future.

Cost of Sales
-------------

Cost of sales as a percentage of revenues increased from 73.7% in the nine months ended February 28, 1999 to 76.3% in the nine months ended February 29, 2000. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales remained the same at 77.7% in the nine months ended February 28, 1999 and the nine months ended February 29, 2000.

The Year 2000 business incurred cost of sales of $563,000 in the nine months ended February 29, 2000 versus $2,270,000 in the prior year period. The Company significantly reduced the number of employees in its Year 2000 Services during fiscal 1999 and is currently providing such services through contractual arrangements with certain former employees.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $1,358,000 or 13.3% from $10,197,000 in the nine months ended February 28, 1999 to $8,839,000 in the nine months ended February 29, 2000. This decrease was primarily attributable to the reduction in Year 2000 services. Selling, general and administrative expenses related to computer programming consulting services increased $451,000 over the prior year period to $8,718,000. This increase was primarily attributable to expenses relating to the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base and recruit additional technical consultants in connection with the continuation of the Company's planned expansion.

In the nine months ended February 29, 2000, approximately $121,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of management, and facilities expenses. Such expenses significantly decreased from fiscal 1999. Comparable Year 2000 selling, general and administrative expenses in the nine months ended February 28, 1999 were $1,930,000.

Research and Development
------------------------

Research and development costs of $278,000 in the nine months ended February 28, 1999 represent amounts expended by the Company to expand Catch/21, the Company's Year 2000 compliance solution, product offerings including XRAY/2000 which stands for Examination, Repair, and Audit for Year 2000 Compliance, and various testing utilities. There were no research and development expenses in the nine months ended February 29, 2000.

Income from Operations
----------------------

In the nine months ended February 29, 2000, the computer programming consulting service business contributed $4,291,000 or 79.8% of the income from operations, while the Year 2000 business contributed the remaining $1,083,000 or 20.2%. In the prior year period, the computer programming consulting service business contributed $4,397,000 or 72.3% of income from operations and the Year 2000 business $1,686,000 or 27.7%. The Company is not rendering any further Year 2000 services and it does not expect Year 2000 services to materially contribute to income from operations for the balance of its 2000 fiscal year or beyond. The Company believes that growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income
------------

Other income resulted primarily from interest and dividend income which increased by $62,000 to $314,000 due to higher average available investable funds in the nine months ended February 29, 2000. Additionally, the Company also had a net gain of $10,000 from marketable securities due to mark to market adjustments of its equity portfolio as compared to an unrealized loss of $8,000 in the prior year period. The Company also had a gain of $24,000 from sales of fixed assets.

Income Taxes
------------

The effective income tax rate decreased to 43.2% in the nine months ended February 29, 2000 from 43.5% in the nine months ended February 28, 1999 because of lower state and local taxes.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At February 29, 2000, the Company had working capital of $14,496,000 and cash and cash equivalents of $979,000 as compared to working capital of $17,303,000 and cash and cash equivalents of $2,235,000 at May 31, 1999. Working capital decreased primarily due to the Company's purchase of $6,024,000 of treasury stock of the Company in the nine months ended February 29, 2000.

The Company had positive net cash flow of $3,955,000 from operations during the nine months ended February 29, 2000 as compared to positive net cash flow from operations of $5,342,000 in the nine months ended February 28, 1999. The Company had net income of $3,251,000, in the nine months ended February 29, 2000 versus $3,576,000 in the prior year period. The Company also had additional cash flow as a result of the decrease in accounts receivable of $1,410,000. The decrease in accounts receivable occurred primarily because the rate of collections exceeded the rate of revenue growth. Depreciation and amortization decreased to $106,000 from $714,000 in the prior year period due to the accelerated write-off of Catch/21 Year 2000 fixed assets in the prior year. Additionally, accounts payable and accrued expenses used cash flow of $717,000 due to the decrease in accounts payable and accrued payroll associated with the lower number of consultants on billing as compared to May 31, 1999 and the completion of the Company's Catch/21Year 2000 projects.

Cash flow provided by investing activities resulted primarily from the maturity of United States Treasury Bills in the current period.

Cash flow used in financing activities of $6,024,000 in the nine months ended February 29, 2000 resulted from the repurchase of 757,000 shares of common stock of the Company. As of February 29, 2000, the Company has repurchased a total of 1,333,000 shares at an average price of $7.66 or a total cost of $10,218,000. The Company has completed the initial buy back authorization of 600,000 shares. The Company's board of directors has authorized the repurchase of up to an additional 500,000 shares of its common stock in June 1999 and another 500,000 in January 2000. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at February 29, 2000 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 29, 2000. The Company has available a revolving line of credit of $5,000,000 with a major money center bank, which the Company believes provides sufficient financing if the need arose. As of February 29, 2000 no amounts were outstanding under this line of credit.

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

Forward-Looking Statements
--------------------------

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the Company's future prospects, the anticipated increase in consutling projects in 2000, and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services, the extent to which growth in the Company's contract computer programming services will offset the anticipated loss of Year 2000 profits, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers.

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



                                            TSR, INC.
                               ---------------------------------------------
                                           (Registrant)



Date: April 6, 2000
                               /s/ J.F. HUGHES
                               ---------------------------------------------
                                   J.F. Hughes, Chairman, President
                                   and Treasurer




Date: April 6, 2000
                               /s/ JOHN G. SHARKEY
                               ---------------------------------------------
                                   John G. Sharkey, Vice President, Finance