Form 10-K
period 2000-05-31
TSR INC
filed 2000-08-14
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K


               [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act Of 1934

                    For  the fiscal year ended May 31, 2000

                                       or

               [_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act Of 1934

                    For the transition period from ____ to ____


Commission File Number:              0-8656
                       --------------------------------------------------------

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


                      400 Oser Avenue, Hauppauge, NY 11788
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number:      631-231-0333
                              -------------------------------------------------


Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                    -----------
                                                                     (Title of
                                                                       Class)


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
-------------------------------------------------------------------------------
                                (Title of Class)


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

The aggregate market value was approximately $11,772,000 based on the market price of the Registrant's Common Stock at July 31, 2000 of $4.63 and excluding shares of common stock held by officers, directors and beneficial holders of 5% of the outstanding common stock of the Registrant, many of which persons may not be affiliates of the Registrant.


State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

4,594,712 shares of Common Stock, par value $0.01 per share, as of July 31, 2000.


Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2000 Annual Meeting of Shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.
         --------

General

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides technical computer personnel to companies to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. These clients are faced with the problem of maintaining and improving the service level of increasingly complex information systems. Accelerating technological changes make it increasingly difficult and expensive for IT managers to maintain the necessary in-house capabilities. In addition, IT managers are often subject to corporate pressures to downsize staff levels and reduce expenses relating to IT personnel, which makes outsourcing of computer personnel requirements an attractive alternative. In the year ended May 31, 2000, the Company provided IT staffing services to approximately 130 clients.

The Company also provided services to customers to make applications Year 2000 compliant. The Company did not realize the revenue growth it had expected in Year 2000 services and its revenues from Year 2000 services declined significantly beginning in the fourth quarter of fiscal 1999. The Company does not expect to realize material revenues from Year 2000 services in its fiscal year 2001. Contract computer programming services has been the Company's primary focus and the Company believes that it will be the primary focus in the future.

The Company was incorporated in Delaware in 1969. The Company's executive offices are located at 400 Oser Avenue, Hauppauge, NY 11788, and its telephone number is (631) 231-0333.


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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey, Long Island, New York and Farmington, Connecticut. The Company does not currently intend to open additional offices, but will continue to seek to grow its business by adding account executives and technical recruiters in its existing offices. At these offices, as of May 31, 2000, the Company employed 18 persons who are responsible for recruiting technical personnel and 20 persons who are account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 130 clients during the year ended May 31, 2000 as compared to 120 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2000, the Company had one client which constituted more than 10% of consolidated revenues (AT&T, 17%). AT&T has been reorganizing its IT departments and is outsourcing certain parts of its IT function. This could affect, to some extent, its need for the Company's technical staffing services. Additionally, the Company's top ten clients accounted for 49% of consolidated revenues in fiscal 2000 as compared to 43% in fiscal 1999. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts. To this end, the Company plans to expand its sales force by 20% in fiscal 2001. This will give the account executives more time to spend with each account, as they will have fewer accounts to cover.

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

PROFESSIONAL STAFF AND RECRUITMENT
The Company maintains a database of over 50,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 18 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel or by third parties who have the required technical backgrounds to review the qualifications of the applicants.

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

Intellectual Property Rights

The Company relies primarily upon a combination of trade secret, nondisclosure and other contractual arrangements to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Personnel

As of June 30, 2000, the Company employs 314 people including its 3 executive officers. Of such employees 20 are engaged in sales, 18 are recruiters for programmers, 255 are technical and programming consultants, and 21 are in administration and clerical functions. Of the 314 employees, approximately 303 are employed by the contract computer programming services subsidiary, and 11 are employed directly by the Company.

Item 2.  Properties.
         ----------

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring October 31, 2005, with annual rentals of approximately $100,000. This space is used as executive and administrative offices as well as by the Registrant's operating subsidiaries.

The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2002), Edison, New Jersey (lease expires August, 2005), and Farmington, Connecticut (lease expires November, 2002), with aggregate monthly rentals of approximately $23,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.  Legal Proceedings.
         -----------------

None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2000 and 1999:

                                              JUNE 1, 1999 - MAY 31, 2000

                                          1ST        2ND        3RD        4TH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        ----------------------------------------
  High Sales Price ..................   9 3/8      8 3/4      8 7/8      6 1/2
  Low Sales Price ...................   7 1/16     6          5 3/4      5 31/64


                                              JUNE 1, 1998 - MAY 31, 1999

                                          1ST        2ND        3RD        4TH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        ----------------------------------------
  High Sales Price ..................   14 1/2     9 5/8      13 7/8     9
  Low Sales Price ...................   6 1/8      5          7 1/16     5 5/8

There were 190 holders of record of the Company's Common Stock as of July 31, 2000. Additionally, the Company estimates that there were approximately 4,000 beneficial holders as of that date. The Company has not adopted a policy of paying cash dividends on a regular periodic basis and does not intend to declare a cash dividend for fiscal 2001.




Item 6.  Selected Financial Data.
         -----------------------

(Amounts in Thousands, Except Per Share Data)

                                                              MAY 31,        May 31,         May 31,       May 31,          May 31,
                                                               2000           1999            1998          1997             1996
                                                               ----           ----            ----          ----             ----
Revenues.............................................       $ 79,243       $ 84,700        $ 70,435       $ 49,704        $ 31,810

Income From Operations...............................          7,241          8,174           6,604          2,970           1,456

Net Income...........................................          4,402          4,840           3,430          1,796             964

Diluted Net Income Per Common Share..................           0.88           0.81            0.57           0.31            0.16

Working Capital......................................         15,294         17,303          14,994          9,884           8,358

Total Assets.........................................         20,945         23,191          20,516         14,044          11,167

Shareholders' Equity.................................         15,749         17,765          16,167         10,431           8,635

Book Value Per Common Share..........................           3.36           3.23            2.70           1.79            1.48

Cash Dividends Declared
  Per Common Share...................................             -              -               -              -             0.10





Note: Net Income, Book Value and Cash Dividends Per Common Share have been adjusted for stock splits in the form of 100% stock dividends paid in November 1996 and November 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the financial statements and the notes to the consolidated financial statements presented elsewhere in this report.


Overview

The Company is primarily engaged in providing contract computer programming services to its clients. The Company provides technical computer personnel to companies to supplement their in-house IT capabilities. In addition, in its fiscal year ended May 31, 1997 the Company commenced providing services to customers to make applications Year 2000 compliant. The Company did not realize the revenue growth it had expected in Year 2000 services and its revenues from Year 2000 services declined significantly in the fourth quarter of its 1999 fiscal year. The Company's revenues for Year 2000 services declined significantly in fiscal 2000 from fiscal 1999. The Company ceased providing such services in the third quarter of the fiscal 2000. Therefore, the Company does not expect to realize material revenues from Year 2000 services in its fiscal year ended May 31, 2001. Contract computer programming services has been the Company's primary focus and the Company believes that this will be the Company's primary source of growth in the future.

In the year ended May 31, 2000, the Company provided IT staffing services to approximately 130 clients as compared to 120 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2000, the Company had one client who constituted more than 10% of consolidated revenues (AT&T, 17%). Additionally, the Company's top ten clients accounted for 49% of consolidated revenues in fiscal 2000 as compared to 43% in fiscal 1999. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business with its existing accounts.

The Company's Year 2000 compliance solution services represented approximately 3% of consolidated revenues and 20% of income from operations in fiscal 2000. The Company does not presently anticipate material revenues or income from operations from Year 2000 services in its fiscal year ended May 31, 2001.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:

                                                                                YEAR ENDED MAY 31,
                                                                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                                2000                     1999                   1998
                                                                -----                    ----                   ----
                                                                      % OF                     % of                  % of
                                                           AMOUNT   REVENUE        Amount     Revenue      Amount   Revenue
                                                          -------  -------          ------   -------      --------  -------
    Revenues...........................................   $79,243    100.0         $84,700     100.0       $70,435    100.0
    Cost of Sales......................................    60,518     76.4          62,713      74.0        51,332     72.9
                                                          -------  -------         -------   -------       -------  -------
    Gross Profit.......................................    18,725     23.6          21,987      26.0        19,103     27.1

    Selling, General, and Administrative expenses......    11,484     14.5          13,523      16.0        12,208     17.3
    Research and Development expenses .................       -         -              290       0.4           831      1.2
                                                          -------  -------         -------   -------      --------  -------
    Income from Operations.............................     7,241      9.1           8,174       9.6         6,064      8.6

    Other Income ......................................       453      0.6             396       0.5           164      0.3
                                                          -------  -------         -------   -------      --------  -------
    Income Before Income Taxes.........................     7,694      9.7           8,570      10.1         6,228      8.9

    Provision for Income Taxes.........................     3,292      4.1           3,730       4.4         2,798      4.0
                                                          -------  -------         -------   -------      --------  -------
    Net Income.........................................   $ 4,402      5.6         $ 4,840       5.7       $ 3,430      4.9
                                                          =======  =======         =======   =======       =======  =======

Revenues

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues included revenues from its Year 2000 compliance solution services which commenced in 1997. Overall, revenues for fiscal 2000 decreased $5,457,000 or 6.4% from fiscal 1999. For fiscal 2000, 97.3% of revenues were derived from contract computer programming services and 2.7% of revenues were from Year 2000 services, as compared with 91.5% and 8.5% respectively in fiscal 1999.

Contract computer programming services revenues decreased $370,000 from $77,463,000 in fiscal 1999 to $77,093,000 in fiscal 2000. Such decrease in the contract computer programming services business resulted from the number of programmers on billing with clients decreasing from 550 at May 31, 1999 to 470 at May 31, 2000.

The Company attributes the decline in revenues from contract computer programming services in the year ended May 31, 2000 to a slow down in new projects commenced by clients in the 1999 calendar year. The Company believes that the slow down was attributable to a delay in new IT projects due to lingering Year 2000 effects. It had been expected that the number of new IT projects would increase at the beginning of calendar year 2000. However, as part of an industry wide trend new IT projects have been later and slower than expected. The Company continues to believe that the consulting business will strengthen during the remainder of the 2000 calendar year, although no assurances can be made as to the timing of such strengthening.

Revenues from the Company's Catch/21 Year 2000 compliance services, which commenced in fiscal 1997, were $2,150,000 for the year versus $7,237,000 in fiscal 1999. The Company expects to recognize no significant Year 2000 revenues in fiscal 2001.

Revenues for fiscal 1999 increased $14,265,000 or 20.3% over fiscal 1998. Contract computer programming services revenues contributed an increase of $14,345,000 resulting from an increase in the number of consultants on billing with the clients, while Year 2000 compliance solution services revenues decreased $31,000 and revenues from other sources decreased $49,000.

Cost of Sales


Cost of sales decreased by $2,195,000 or 3.5% in fiscal 2000 from fiscal 1999. This decrease included a decrease in cost of sales in contract computer programming of $166,000 from $60,118,000 in fiscal 1999 to $59,952,000 for fiscal 2000. The decrease in costs resulted primarily from the decrease in amounts paid to technical personnel resulting primarily from the decrease in technical personnel assigned to client projects and was related to the above-mentioned revenue decrease. Year 2000 services incurred cost of sales of $566,000 in fiscal 2000 versus $2,595,000 in fiscal 1999.

Cost of sales as a percentage of revenues increased to 76.4% in fiscal 2000 from 74.0% in fiscal 1999. This increase is primarily attributable to the higher cost of sales as a percentage of revenue in contract computer programming services as compared to the Year 2000 services. Costs of sales in contract computer programming services as a percentage of revenue increased to 77.8% in fiscal 2000 from 77.6% in fiscal 1999. This resulted primarily from increased amounts paid to programmers outpacing the Company's ability to pass increases on to customers. The cost of sales for the Company's contract computer programming services are variable because technical personnel are generally hired on a per diem basis to staff particular projects for clients. Due to slower than anticipated growth in its Year 2000 compliance services, the Company significantly reduced the number of employees in its Year 2000 services during fiscal year 1999, and provided such services in fiscal 2000 through contractual arrangements with certain former employees. The Company is no longer providing Year 2000 compliance services.

Fiscal 1999 cost of sales increased $11,381,000 or 22.2% over fiscal 1998. The increase included additional costs of $11,599,000 from contract computer programming which primarily resulted from the above mentioned revenue increase. Year 2000 services reduced costs by $218,000 in fiscal 1999 from fiscal 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $2,039,000 or 15.1% from $13,523,000 in fiscal 1999 to $11,484,000 in fiscal 2000, primarily from the reduction in Year 2000 services. Contract computer programming services expenses increased $72,000 over the prior year to $11,355,000. Although commissions relating to revenues from contract computer programming services decreased, there was an overall increase in expenses as a result of the hiring of additional account executives and technical recruiting professionals to broaden the Company's client base in connection with the continuation of the Company's planned expansion. In fiscal 2000 approximately $129,000 in selling, general and administrative expenses were attributable to the Catch/21 compliance services as compared to $2,240,000 in fiscal 1999. These expenses consisted primarily of marketing, advertising, management and facilities expenses.

In fiscal 1999, selling, general and administrative expenses increased $1,315,000 or 10.8% over the prior year. Contract computer programming services incurred increases amounting to $1,816,000 which resulted primarily from increased personnel in recruiting and sales. The increase also included additional commission-based compensation due to the increased revenues. The Catch/21 compliance services incurred expenses of $2,240,000 in fiscal 1999 versus $2,741,000 in fiscal 1998.

Research and Development

Research and development costs of $290,000 in the prior year represent amounts expended to expand Catch/21, the Company's Year 2000 compliance solution, product offerings into additional computer platforms and languages. Fiscal 1998 expenditures were $831,000. Research and development costs declined in fiscal 1999 as the demand for compliance services decreased. There were no research and development costs in fiscal 2000 as a result of the phase out of the Year 2000 services.

Income from Operations

In the fiscal year ended May 31, 2000 contract computer programming services contributed $5,786,000 or 79.9% of income from operations, while Year 2000 services contributed the remaining $1,455,000 or 20.1%. In the fiscal year ended May 31,1999 contract computer programming services contributed $6,062,000 or 74.2% of income from operations, Year 2000 services contributed $2,112,000 or 25.8%.

Other Income


Fiscal 2000 other income resulted primarily from interest and dividend income of $421,000, which increased due to a higher investable base. The Company also had a net gain of $8,000 from marketable securities due to mark to market adjustments of its equity portfolio and $24,000 in gains from sales of fixed assets.

Fiscal 1999 other income also resulted primarily from interest and dividend income of $370,000. The Company also had a net gain of $3,000 from marketable securities due to mark to market adjustments of its equity portfolio and $23,000 in gains from sales of fixed assets.

Income Taxes

The effective income tax rate decreased from 43.5% in fiscal 1999 to 42.8% in fiscal 2000 because of lower state and local taxes and non-deductible expenses.

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

At May 31, 2000, the Company had working capital of $15,294,000 and cash and cash equivalents of $4,110,000 as compared to working capital of $17,303,000 and cash and cash equivalents of $2,235,000 at May 31, 1999. Working capital decreased primarily due to the Company's purchases of treasury stock. Cash and cash equivalents increased because the Company did not roll over all of its United States Treasury Bills with maturities in excess of 90 days.

Net cash flow of $5,808,000 was provided by operations during fiscal 2000 as compared to $7,593,000 of net cash flow from in operations in fiscal 1999. The cash flow from operations primarily resulted from net income of $4,402,000 in fiscal 2000 and as a result of a decrease in accounts receivable of $1,409,000 from $14,226,000 at May 31, 1999 to $12,817,000 at May 31, 2000. The decrease in accounts receivable occurred primarily because of the decline in revenues. Also cash flow was provided from the collection of Year 2000 receivables which cash was not offset by expenses related to the generation of new revenues.

Cash flow provided by investing activities resulted primarily because the Company did not roll over all of its United States Treasury Bills with a maturity in excess of three months.

Cash flow used in financing activities of $6,418,000 resulted from the purchase of 821,414 shares of common stock for $6,417,782. As of July 31, 2000, the Company has repurchased a cumulative total of 1,483,614 shares at an average price of $7.49 or a total cost of $11,106,000. The Company completed the initial buy back authorization of 600,000 shares and the Company's board of directors has twice authorized the repurchase of up to an additional 500,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorizations.

The Company's capital resource commitments at May 31, 2000 consisted of lease obligations on its branch and corporate facilities amounting to $1,493,000 over the next five years. The Company intends to finance these commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during fiscal 2000. The Company has available a revolving line of credit of $5,000,000 with a major money center bank which the Company believes provides sufficient financing if the need arose. As of May 31, 2000 there were no amounts outstanding under this line of credit.

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

Forward-Looking Statements; Factors that Affect Future Results

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", including statements concerning the Company's, future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the factors set forth below.

Dependence Upon Key Personnel and Need for Additional Management Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes, and Ernest Bago, the President of TSR's contract computer programming services subsidiary. The Company has entered into employment agreements with Mr. Hughes and Mr. Bago for terms expiring on May 31, 2002. The Company is also dependent on certain of its account executives who are responsible for its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the services of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Relationships.

In the fiscal year, ended May 31, 2000, the Company's largest client, AT&T Corp. ("AT&T") accounted for 17% of the Company's consolidated revenues. AT&T recently reorganized its IT department and is outsourcing more of its IT functions. This restructuring may reduce, to some extent, AT&T'S requirements for temporary personnel. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts, including those with AT&T, are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company's financial condition and results of operations.

Competitive Market for Technical Personnel.

The Company's success is dependent upon its ability to attract and retain qualified computer professionals to provide as temporary personnel to its clients. Competition for the limited number of qualified professionals with a working knowledge of certain sophisticated computer languages, which the Company requires for its contract computer services business, is intense. The Company believes that there is a shortage of, and significant competition for, software professionals with the skills and experience necessary to perform the services offered by the Company.

The Company's ability to maintain and renew existing engagements and obtain new business in its contract computer programming business depends, in large part, on its ability to hire and retain technical personnel with the IT skills that keep pace with continuing changes in software evolution, industry standards and technologies, and client preferences. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increases. Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company's profit margins.

Rapid Technological Change.

The computer industry is characterized by rapidly changing technology and evolving industry standards. In recent years, there have been certain trends in the computer industry which have increased the demand for technical staffing services. These include the overall increase in the sophistication and interdependency of computer technology and a focus by IT managers on cost-efficient solutions. Recently, there has been an increased focus on the Internet and e-Commerce and there has been a shift away from Mainframe legacy systems. There can be no assurance that these changes will not affect demand for technical staffing services. Organizations may elect to perform such services in-house or outsource such functions to companies that do not utilize temporary staffing, such as that provided by the Company.

The Company experienced a decline in demand for its staffing services, which it attributes to the customers devoting their resources to Year 2000 testing and delaying new IT projects. While the Company expects an increase in new IT projects there can be no assurances as to the time or magnitude of such an increase.

Fluctuations in Quarterly Operating Results.


The Company's revenues and operating results are subject to significant variations from quarter to quarter. Revenues are subject to fluctuation based upon a number of factors, including the timing and number of client projects commenced and completed during the quarter, delays incurred in connection with projects, the growth rate of the market for contract computer programming services and general economic conditions. Unanticipated termination of a project or the decision by a client not to proceed to the next stage of a project anticipated by the Company could result in decreased revenues and lower utilization rates which could have a material adverse effect on the Company's business, operating results and financial condition. Compensation levels can be impacted by a variety of factors, including competition for highly skilled employees and inflation. The Company's operating results are also subject to fluctuation as a result of other factors.

Intellectual Property Rights.

The Company relies primarily upon a combination trade secret, nondisclosure and other contractual agreements to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Competition.

The technical staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers for outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. The Company competes for technical personnel with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients' requirements, timely assignment of technical employees with appropriate skills and the price of services. The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility. The Company believes that many of the technical personnel included in its database may also be pursuing other employment opportunities. Therefore, the Company believes that its responsiveness to the needs of technical personnel is an important factor in the Company's ability to fill projects. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

Potential for Contract and Other Liability.

The personnel provided by the Company to clients provide services involving key aspects of its clients' software applications. A failure in providing these services could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit, contractually, its liability for damages arising from negligence or omissions in rendering services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages.

The Company's contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client's supervision. Although the Company has little control over the client's workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by clients. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel, errors, misuse of client proprietary information or theft of client property. To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker's compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its clients from the foregoing. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to cover any such liability.

Item 8.  Financial Statements.
         --------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
         Independent Auditors' Report...................................      14

         Consolidated Financial Statements:

         Consolidated Balance Sheets as of May 31, 2000 and 1999........      15

         Consolidated Statements of Earnings for the
              years ended May 31, 2000, 1999 and 1998...................      17

         Consolidated Statements of Shareholders' Equity
              for the years ended May 31, 2000, 1999 and 1998...........      18

         Consolidated Statements of Cash Flows for the
              years ended May 31, 2000, 1999 and 1998...................      19

         Notes to Consolidated Financial Statements.....................      20

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TSR, Inc.:

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                                        KPMG LLP



Melville, New York
July 14, 2000

                                   TSR, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                      MAY 31, 2000 AND 1999


                                ASSETS
                                                              2000           1999
                                                              ----           ----
CURRENT ASSETS:
     Cash and cash equivalents (note 1(e)) ............   $ 4,110,283   $ 2,234,723
     Marketable securities (note 1(f)) ................     3,279,232     5,898,272
     Accounts receivable:
          Trade (net of allowance for doubtful accounts
            of $173,000 in 2000 and 1999) .............    12,816,762    14,226,289
          Other .......................................       146,318       167,415
                                                          -----------   -----------
                                                           12,963,080    14,393,704

     Prepaid expenses .................................        39,700        44,731
     Prepaid and recoverable income taxes .............        39,158        98,789
     Deferred income taxes (note 2) ...................        59,000        59,000
                                                          -----------   -----------
               TOTAL CURRENT ASSETS ...................    20,490,453    22,729,219
                                                          -----------   -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
     Equipment ........................................       435,692     1,319,244
     Furniture and fixtures ...........................       103,237       236,555
     Automobiles ......................................       128,859       192,941
     Leasehold improvements ...........................        92,215       245,339
                                                          -----------   -----------
                                                              760,003     1,994,079

     Less accumulated depreciation and amortization ...       576,647     1,832,764
                                                          -----------   -----------
                                                              183,356       161,315

OTHER ASSETS ..........................................        40,302        35,276
DEFERRED INCOME TAXES (NOTE 2) ........................       231,000       265,000
                                                          -----------   -----------
                                                          $20,945,111   $23,190,810
                                                          ===========   ===========


See accompanying notes to consolidated financial statements.



                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                              MAY 31, 2000 AND 1999


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        2000          1999
                                                                        ----          ----
CURRENT LIABILITIES:
     Accounts and other payables ...............................   $   178,077   $   305,067
     Accrued and other liabilities:
          Salaries, wages and commissions ......................     3,222,932     3,391,748
          Legal and professional fees ..........................       110,284       106,854
          Other ................................................       229,808       275,911
                                                                   -----------   -----------
                                                                     3,563,024     3,774,513

     Advances from customers ...................................     1,234,660     1,206,137
     Income taxes payable ......................................       220,823       140,548
                                                                   -----------   -----------
               TOTAL CURRENT LIABILITIES .......................     5,196,584     5,426,265
                                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

SHAREHOLDERS' EQUITY (NOTES 4, 8, 9 AND 10):
     Preferred stock, $1.00 par value,
        authorized 1,000,000 shares; none issued ...............          --            --
     Common stock, $.01 par value, authorized
        25,000,000 shares; issued 6,078,326 shares .............        60,783        60,783
     Additional paid-in capital ................................     4,134,053     4,134,053
     Retained earnings .........................................    22,165,851    17,764,087
                                                                   -----------   -----------
                                                                    26,360,687    21,958,923
     Less: Treasury stock, 1,397,914 and 576,500 shares, at cost    10,612,160     4,194,378
                                                                   -----------   -----------

               TOTAL SHAREHOLDERS' EQUITY ......................    15,748,527    17,764,545
                                                                   -----------   -----------

                                                                   $20,945,111   $23,190,810
                                                                   ===========   ===========


See accompanying notes to consolidated financial statements.


                           TSR, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998


                                                       2000           1999           1998
                                                   ------------   ------------   ------------
REVENUES .......................................   $ 79,243,448   $ 84,699,653   $ 70,434,925

COST OF SALES ..................................     60,517,780     62,712,393     51,332,267
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...     11,484,803     13,523,290     12,208,090
RESEARCH AND DEVELOPMENT EXPENSES ..............           --          289,498        830,441
                                                   ------------   ------------   ------------
                                                     72,002,583     76,525,181     64,370,798
                                                   ------------   ------------   ------------
INCOME FROM OPERATIONS .........................      7,240,865      8,174,472      6,064,127
                                                   ------------   ------------   ------------
OTHER INCOME:
     Interest and dividend income ..............        421,139        369,736        158,155
     Gain (loss) from marketable securities, net          7,810          3,300         (3,377)
     Gain from sales of assets .................         23,950         22,861          8,600
                                                   ------------   ------------   ------------
                                                        452,899        395,897        163,378
                                                   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES .....................      7,693,764      8,570,369      6,227,505

PROVISION FOR INCOME TAXES (NOTE 2) ............      3,292,000      3,730,000      2,798,000
                                                   ------------   ------------   ------------
     NET INCOME ................................   $  4,401,764   $  4,840,369   $  3,429,505
                                                   ============   ============   ============
BASIC NET INCOME PER COMMON SHARE ..............   $       0.88   $       0.81   $       0.58
                                                   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING .....................      5,022,948      5,951,274      5,881,609
                                                   ============   ============   ============
DILUTED NET INCOME PER COMMON SHARE ............   $       0.88   $       0.81   $       0.57
                                                   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
 DILUTED COMMON SHARES OUTSTANDING .............      5,022,948      5,951,274      6,035,038
                                                   ============   ============   ============


See accompanying notes to consolidated financial statements.


                                                   TSR, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             YEARS ENDED MAY 31, 2000, 1999 AND 1998
                                                                                                                          TOTAL
                                                                   ADDITIONAL                                             SHARE-
                                                     COMMON          PAID-IN          RETAINED        TREASURY            HOLDERS'
                                                      STOCK*         CAPITAL*         EARNINGS          STOCK             EQUITY
                                                  ------------     ------------     ------------     ------------      ------------
BALANCE AT MAY 31, 1997 .....................     $     58,283     $    878,446     $  9,494,213     $       --        $ 10,430,942

SALE OF COMMON STOCK ........................            1,600        2,304,800             --               --           2,306,400
NET INCOME ..................................             --               --          3,429,505             --           3,429,505
                                                  ------------     ------------     ------------     ------------      ------------
BALANCE AT MAY 31, 1998 .....................           59,883        3,183,246       12,923,718             --          16,166,847

EXERCISE OF STOCK OPTIONS ...................              900          820,807             --               --             821,707
TAX BENEFIT RELATING TO STOCK OPTIONS .......             --            130,000             --               --             130,000
PURCHASE OF TREASURY STOCK ..................             --               --               --         (4,194,378)       (4,194,378)
NET INCOME ..................................             --               --          4,840,369             --           4,840,369
                                                  ------------     ------------     ------------     ------------      ------------
BALANCE AT MAY 31, 1999 .....................           60,783        4,134,053       17,764,087       (4,194,378)       17,764,545

PURCHASE OF TREASURY STOCK ..................             --               --               --         (6,417,782)       (6,417,782)
NET INCOME ..................................             --               --          4,401,764             --           4,401,764
                                                  ------------     ------------     ------------     ------------      ------------
BALANCE AT MAY 31, 2000 .....................     $     60,783     $  4,134,053     $ 22,165,851     $(10,612,160)     $ 15,748,527
                                                  ============     ============     ============     ============      ============


* Adjusted for a stock split in the form of a 100% stock dividend on November 17, 1997.

See accompanying notes to consolidated financial statements.

                                                   TSR, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             YEARS ENDED MAY 31, 2000, 1999 AND 1998

                                                                                           2000            1999            1998
                                                                                        -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .....................................................................    $ 4,401,764     $ 4,840,369     $ 3,429,505
    Adjustments to reconcile net income to
          net cash provided by (used in) operating activities:
        Depreciation and amortization ..............................................        143,618       1,037,103         436,519
        Unrealized loss (gain) from marketable securities, net .....................         (7,810)         (3,300)          3,377
        Gain on sale of fixed assets ...............................................        (23,950)        (22,861)         (8,600)
        Deferred income taxes ......................................................         34,000        (192,000)        (44,000)
        Changes in assets and liabilities:
           Accounts receivable-trade ...............................................      1,409,527         811,706      (4,629,453)
           Other accounts receivable ...............................................         21,097         (80,643)        (29,439)
           Prepaid expenses ........................................................          5,031          22,718         (63,589)
           Prepaid and recoverable income taxes ....................................         59,631          (7,966)        (79,728)
           Other assets ............................................................         (5,026)        (19,281)        (58,213)
           Accounts payable and accrued expenses ...................................       (338,479)        850,184         535,534
           Advances from customers .................................................         28,523         259,880         162,365
           Income taxes payable ....................................................         80,275          97,171          38,204
                                                                                        -----------     -----------     -----------
    Net cash provided by (used in) operating activities ............................      5,808,201       7,593,080        (307,518)
                                                                                        -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities and sales of marketable securities ................      6,985,767       2,426,364            --
        Purchases of marketable securities .........................................     (4,358,917)     (6,745,391)     (1,553,147)
        Proceeds from sales of fixed assets ........................................         23,950          25,000           8,600
        Purchases of fixed assets ..................................................       (165,659)       (116,781)       (960,393)
                                                                                        -----------     -----------     -----------
    Net cash provided by (used) in investing activities ............................      2,485,141      (4,410,808)     (2,504,940)
                                                                                        -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of common stock .........................................           --              --         2,306,400
        Proceeds from exercises of stock options ...................................           --           821,707            --
        Purchases of treasury stock ................................................     (6,417,782)     (4,194,378)           --
                                                                                        -----------     -----------     -----------
    Net cash provided by (used in) financing activities ............................     (6,417,782)     (3,372,671)      2,306,400
                                                                                        -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................      1,875,560        (190,399)       (506,058)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................................      2,234,723       2,425,122       2,931,180
                                                                                        -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........................................    $ 4,110,283     $ 2,234,723     $ 2,425,122
                                                                                        ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURE:
    Income taxes paid ..............................................................    $ 3,118,000     $ 3,833,000     $ 2,884,000
                                                                                        ===========     ===========     ===========
    Interest paid...................................................................    $      --       $      --       $      --
                                                                                        ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  BUSINESS
           The Company is primarily engaged in providing contract computer programming services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company provided services converting software applications to be Year 2000 compliant utilizing Catch/21, a Year 2000 compliance software solution which automates to a significant extent, the conversion process.

      (B)  PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (C)  REVENUE RECOGNITION
           The Company recognizes contract computer programming services revenues as services are provided. Provided that acceptance is probable, revenue from Catch/21 code conversion was recognized when the converted code was delivered.

      (D)  RESEARCH AND DEVELOPMENT
           In fiscal 1997 the Company commenced efforts to develop an automated solution to the Year 2000 compliance problem. The resultant software, Catch/21, has been used successfully to convert legacy IBM mainframe applications to attain Year 2000 compliance. These expenditures, which are expensed as incurred, increased in fiscal 1998 as the Company expanded its product offerings into additional computer platforms and languages and decreased in fiscal 1999 due to a lack of demand for compliance services. There were no such expenses in fiscal 2000.

      (E)  CASH AND CASH EQUIVALENTS
           The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2000 and 1999:


                                            2000         1999
                                         ----------   ----------
                Cash in banks ........   $  701,838   $  844,057
                Money Market Funds ...    2,423,235    1,390,666
                US Treasury Bills ....      985,210         --
                                         ----------   ----------
                                         $4,110,283   $2,234,723
                                         ==========   ==========







                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2000, 1999 AND 1998


      (F)  MARKETABLE SECURITIES
           The Company's marketable debt securities primarily consisting of U.S. Treasury Bills with a maturity at acquisition in excess of 90 days are classified as held to maturity securities and its equity securities are classified as trading securities. The Company classifies debt securities as held to maturity and carries them at amortized cost only if it has a positive intent and ability to hold those securities to maturity. If not classified as held to maturity, such securities are classified as trading securities or securities available for sale. Unrealized gains or losses from securities available for sale are excluded from earnings and reported as a net amount as a separate component of stockholders' equity. Unrealized holding gains and losses from trading securities are included in earnings. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at May 31, 2000 and 1999, are as follows:

                                                                   Gross              Gross
                                                                 Unrealized         Unrealized
                                               Amortized           Holding            Holding
                                                 Cost               Gains              Losses            Fair Value
                                              -----------        -----------         -----------         -----------
2000: US TREASURY SECURITIES .........        $ 3,140,322        $      --           $      --           $ 3,140,322
      EQUITY SECURITIES ..............            133,290             34,123             (28,503)            138,910
                                              -----------        -----------         -----------         -----------
                                              $ 3,273,612        $    34,123         $   (28,503)        $ 3,279,232
                                              ===========        ===========         ===========         ===========


1999: US Treasury Securities .........        $ 5,767,172        $      --           $      --           $ 5,767,172
      Equity Securities ..............            133,290             18,313             (20,503)            131,100
                                              -----------        -----------         -----------         -----------
                                              $ 5,900,462        $    18,313         $   (20,503)        $ 5,898,272
                                              ===========        ===========         ===========         ===========


      (G)  DEPRECIATION AND AMORTIZATION
           Depreciation and amortization of equipment and leasehold improvements has been computed using the straight- line method over the following useful lives:

             Equipment....................   3 years
             Furniture and fixtures.......   3 years
             Automobiles..................   3 years
             Leasehold improvements.......   Lesser of lease term or useful life

      (H)  NET INCOME PER COMMON SHARE
           Basic net income per common share has been computed based on the weighted average number of shares outstanding during the year of 5,022,948, in 2000, 5,951,274 in 1999, and 5,881,609 in 1998. Diluted
           net income per common share has been computed by increasing the above amounts by the weighted average number of common stock equivalents from employee stock options. The shares outstanding for the diluted calculations are 5,022,948 in 2000, 5,951,274 in 1999, and 6,035,038
           in 1998.

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


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2000, 1999 AND 1998

      (J)  FAIR VALUE OF FINANCIAL INSTRUMENTS
           Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 2000.

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

      (L)  ACCOUNTING FOR STOCK-BASED COMPENSATION
           The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee stock option grants as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

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

      (N)  COMPREHENSIVE INCOME
           In fiscal 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. The Company's net income equaled comprehensive income in fiscal 1998, 1999, and 2000.




                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2000, 1999 AND 1998

(2)   INCOME TAXES
      A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2000, 1999, and 1998 to the reported amounts is as follows:

                                                                 2000                       1999                        1998

                                                        AMOUNT          %           Amount          %           Amount          %
                                                      ----------       ----       ----------       ----       ----------       ----
Amounts at statutory federal tax rate ..........      $2,616,000       34.0%      $2,914,000       34.0%      $2,117,000       34.0%
State and local taxes, net of
   federal income tax effect ...................         624,000        8.1          734,000        8.5          616,000        9.9
Non-deductible expenses ........................          52,000        0.7           82,000        1.0           65,000        1.0
                                                      ----------       ----       ----------       ----       ----------       ----
                                                      $3,292,000       42.8%      $3,730,000       43.5%      $2,798,000       44.9%
                                                      ==========       ====       ==========       ====       ==========       ====

      The components of the provision for income taxes are as follows:

                                       Federal         State          Total
                                     -----------    -----------   -----------
2000: CURRENT ....................   $ 2,313,000    $   945,000   $ 3,258,000
      DEFERRED ...................        34,000           --          34,000
                                     -----------    -----------   -----------
                                     $ 2,347,000    $   945,000   $ 3,292,000
                                     ===========    ===========   ===========

1999: Current ....................   $ 2,810,000    $ 1,112,000   $ 3,922,000
      Deferred ...................      (192,000)          --        (192,000)
                                     -----------    -----------   -----------
                                     $ 2,618,000    $ 1,112,000   $ 3,730,000
                                     ===========    ===========   ===========

1998: Current ....................   $ 1,908,000    $   934,000   $ 2,842,000
      Deferred ...................       (44,000)          --         (44,000)
                                     -----------    -----------   -----------
                                     $ 1,864,000    $   934,000   $ 2,798,000
                                     ===========    ===========   ===========


     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2000 and 1999 are as follows:

                                                            2000       1999
                                                          --------   --------
   Allowance for doubtful accounts receivable .........   $ 59,000   $ 59,000
   Equipment and leasehold improvement
        depreciation and amortization .................    231,000    265,000
                                                          --------   --------
         Total deferred income tax assets .............   $290,000   $324,000
                                                          ========   ========

     The Company believes that it is more likely than not that it will realize its deferred tax asset of $290,000 at May 31, 2000 based on the Company's history of earnings in recent years.

(3)  SEGMENT REPORTING AND MAJOR CUSTOMERS
     The Company currently operates in one business segment, computer software, and is engaged primarily in the business of providing contract computer programming services.

     In fiscal 2000 and 1999 the Company derived 17.4% and 13.8%, respectively, of consolidated revenues from one customer for contract computer programming services. In fiscal 1998 the Company did not derive more than 10% of consolidated revenues from any one customer.


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2000, 1999 AND 1998

(4)  STOCK OPTIONS
     The 1997 Employee Stock Option Plan provides for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable as determined on the date of the grant and expire on the third anniversary of the date of grant.

                                                  STOCK OPTIONS OUTSTANDING

                                                                        WEIGHTED
                                                           EXERCISE      AVERAGE
                                              SHARES         PRICE        PRICE
                                             --------    -------------   -------
Outstanding at May 31, 1997 ..............    220,000    $       9.125   $ 9.125
Options granted ..........................    390,000      11.75-14.75     12.65
                                             --------    -------------   -------
Outstanding at May 31, 1998 ..............    610,000      9.125-14.75     11.38
Options exercised ........................    (90,050)           9.125     9.125
Options canceled .........................   (140,000)     13.50-14.75     13.84
                                             --------    -------------   -------
Outstanding at May 31, 1999 ..............    379,950     9.125-14.625     11.00
Options expired and canceled .............   (149,950)    9.125-14.625      9.86
                                             --------    -------------   -------
OUTSTANDING AT MAY 31, 2000 ..............    230,000    $       11.75   $ 11.75
                                             ========    =============   =======
Exercisable at May 31, 2000 ..............    230,000    $       11.75   $ 11.75
                                             ========    =============   =======

     The per share weighted-average fair value of stock options granted during 1998 was approximately $5.80 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%,expected stock volatility of 80%, and an expected option life of two years. There were no options granted in fiscal 1999 or 2000.

     The Company applies APB Opinion No. 25 in accounting for its stock option grants and accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and diluted net income per common share in fiscal 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

                                             2000          1999          1998
                                          ----------    ----------    ----------
Net Income:           As reported .....   $4,401,764    $4,840,369    $3,429,505
                      Pro forma .......    4,401,764     4,642,000     1,832,000
Diluted net income
  Per common share:   As reported .....   $     0.88    $     0.81    $     0.57
                      Pro forma .......   $     0.88    $     0.78    $     0.30

(5)  LINE OF CREDIT
     The Company has an available line of credit of $5,000,000 with a major money center bank. As of May 31, 2000, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance.


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2000, 1999 AND 1998


(6)  COMMITMENTS
     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2000 follows:

                 FISCAL YEAR                     AMOUNT
                 -----------                   ---------
                 2001..................        $ 327,000
                 2002..................          381,000
                 2003..................          278,000
                 2004..................          252,000
                 Thereafter............          328,000

     Total rent expenses under all lease agreements amounted to $ 311,000, $355,000, and $360,000, in fiscal 2000, 1999, and 1998 respectively.

(7)  EMPLOYMENT AGREEMENTS
     In June 1998, an employment agreement was entered into with the President of the contract computer programming services subsidiary providing for an annual base salary of $200,000 and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract computer programming services subsidiary. During fiscal 2000, 1999, and 1998, $373,000, $675,000, and $456,000, was paid as incentive compensation. The fiscal 1998 amount was awarded under a similar plan in this executive's prior contract. This agreement is for a four year term ending May 31, 2002 and provides for severance, in the event of termination, of a maximum of one year's salary. In the event of a change in control of the Corporation, the executive would be entitled to a severance payment of 2.99 times his average total compensation but not in excess of $250,000 times the remaining years in the contract term.

     In June 1997, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer which terminates May 31, 2002. This agreement provides for an initial base salary of $375,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000. In fiscal 2000, 1999, and 1998, the minimum bonus of 7.5% of pre-tax profit was awarded, which amounted to $624,000, $694,000, and $512,000, respectively.

(8)  COMMON STOCK
     On January 30, 1998, the Company sold 160,000 shares of common stock at $16 per share in a private placement. The proceeds to the Company, net of expenses were $2,306,400.

(9)  TREASURY STOCK
     During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $4,194,378, 576,500 shares of its common stock at the market value of the stock on the purchase date. Additionally, in June 1999 and January 2000 the Board of Directors authorized additional buy backs of up to 500,000 shares of common stock each. In fiscal 2000, the Company repurchased for $6,417,782, 821,414 shares of its common stock at the market value of the stock at the purchase date.

(10)STOCK DIVIDENDS
     On October 22, 1997 the Board of Directors of the Company declared a stock split in the form of a 100% stock dividend on the shares of Common Stock payable November 17, 1997 to stockholders of record as of November 3, 1997. All data for prior periods has been adjusted accordingly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None
          ---------------------------------------------------------------


Part III

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2000 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.
          ----------------------

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2000 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2000 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits; Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a)  Exhibits:
     --------

        3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998

        3.2     Bylaws of the Company, as amended. Incorporated by reference to
                Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998

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

       10.5 Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc., TSR, Inc., Catch/21 Enterprises Incorporated and The Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

       10.6 Employment Agreement between TSR, Inc. and John G. Sharkey dated as of January 1, 2000 incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q filed by the Company for the quarter ended November 30, 1999.

        21      List of Subsidiaries.

        23      Consent of KPMG LLP, Independent Auditors

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


Dated:  August 11, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       /s/ J.F. Hughes
       ---------------------------------------------------------------------
       J. F. Hughes, President, Treasurer and Director


       /s/ John G. Sharkey
       ---------------------------------------------------------------------
       John G. Sharkey, Vice President, Finance, Controller and Secretary


       /s/ Ernest G. Bago
       ---------------------------------------------------------------------
       Ernest G. Bago, President, TSR Consulting Services, Inc. and Director


       /s/ John H. Hochuli, Jr.
       ---------------------------------------------------------------------
       John H. Hochuli, Jr., Director


       /s/ James J. Hill
       ---------------------------------------------------------------------
       James J. Hill, Director


       /s/ Christopher Hughes
       ---------------------------------------------------------------------
       Christopher Hughes, Director

Dated:  August 11, 2000

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2000


     EXHIBIT                                                                                           SEQUENTIAL
     NUMBER                                  EXHIBIT                                                      PAGE #
     ------                                  -------                                                      ------
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

     10.1       Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1,
                1998 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q
                filed by the Company for the quarter ended August 31, 1998.                                 N/A

     10.2       1997 Employee Stock Option Plan, incorporated by reference to Exhibit 10.2 to the
                Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.     N/A

     10.3       Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Annual Report on Form  10-K filed by the Company for the fiscal year ended
                May 31, 1997.                                                                               N/A

     10.4       Employment Agreement dated July 1, 1997 between the Company and Joseph F.
                Hughes, incorporated by reference to Exhibit 10.4 to the Annual Report on Form
                10-K filed by the Company for the fiscal year ended May 31, 1997.                           N/A

     10.5       Revolving Credit Agreement dated October 6, 1997 among TSR
                Consulting Services, Inc., N/A TSR, Inc., Catch/21 Enterprises
                Incorporated and the Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q
                filed by the Company for the quarter ended August 31, 1997.                                 N/A

     10.6       Employment Agreement dated January 1, 2000 between the Company and John G. Sharkey N/A Incorporated by reference to Exhibit
                10.1 to the Quarterly Report on Form 10-Q filed by the Company
                for the quarter ended November 30, 1999.                                                    N/A

     21         List of Subsidiaries                                                                        29

     23         Consent of KPMG LLP, Independent Auditors.                                                  30

     27         Financial Data Schedule                                                                     31
