Form 10-Q
period 2000-08-31
TSR INC
filed 2000-10-11
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X]    Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the period ended August 31, 2000

              [ ]    Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the transition period from ________ to _______

                         Commission File Number: 0-8656

                                    TSR, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-2635899
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                         400 Oser Avenue, Hauppauge, NY 11788
                    (Address of principal executive offices)

                                  631-231-0333
                         (Registrant's telephone number)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

          4,530,912 shares of common stock, par value $.01 per share, as of September 30, 2000

                           TSR, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

     Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets --
              August 31, 2000 and May 31, 2000............................   3

         Consolidated Condensed Statements of Earnings --
              For the three months ended August 31, 2000 and 1999.........   4

         Consolidated Condensed Statements of Cash Flows --
              For the three months ended August 31, 2000 and 1999.........   5

         Notes to Consolidated Condensed Financial Statements.............   6

     Item 2.  Management's Discussion and Analysis........................   7

Part II.  Other Information...............................................  10

Signatures................................................................  10

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                       August 31,         May 31,
                                                                                          2000             2000
                                                                                      -----------       -----------
ASSETS

Current Assets:
  Cash and cash equivalents (Note 6) ...........................................      $ 3,764,897       $ 4,110,283
  Marketable securities (Note 7) ...............................................        2,831,226         3,279,232
  Accounts receivable (net of allowance for
    doubtful accounts of $173,000) .............................................       15,136,766        12,816,762
  Other receivables ............................................................           85,832           146,318
  Prepaid expenses .............................................................           36,590            39,700
  Prepaid and recoverable income taxes .........................................           21,700            39,158
  Deferred income taxes ........................................................           59,000            59,000
                                                                                      -----------       -----------
      Total current assets .....................................................       21,936,011        20,490,453

Equipment and leasehold improvements, at cost (net of accumulated
  depreciation and amortization of $608,000 and $577,000) ......................          154,684           183,356
Other assets ...................................................................           53,122            40,302
Deferred income taxes ..........................................................          227,000           231,000
                                                                                      -----------       -----------
                                                                                      $22,370,817       $20,945,111
                                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts and other payables ..................................................      $   165,444       $   178,077
  Accrued and other liabilities ................................................        3,982,112         3,563,024
  Advances from customers ......................................................        1,304,146         1,234,660
  Income taxes payable .........................................................          758,879           220,823
                                                                                      -----------       -----------
      Total current liabilities ................................................        6,210,581         5,196,584
                                                                                      -----------       -----------
Shareholders' Equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued ..............................................             --                --
  Common stock, $.01 par value, authorized
    25,000,000 shares; issued 6,078,326 shares .................................           60,783            60,783
  Additional paid-in capital ...................................................        4,134,053         4,134,053
  Retained earnings ............................................................       23,224,040        22,165,851
                                                                                      -----------       -----------
                                                                                       27,418,876        26,360,687
  Less: Treasury Stock, 1,514,514 and 1,397,914 shares at cost .................       11,258,640        10,612,160
                                                                                      -----------       -----------
                                                                                       16,160,236        15,748,527
                                                                                      -----------       -----------
                                                                                      $22,370,817       $20,945,111
                                                                                      ===========       ===========

                  The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999


                                                                              Three Months Ended
                                                                                  August 31,
                                                                        ----------------------------
                                                                            2000             1999
                                                                        -----------      -----------
Revenues ..........................................................     $19,901,230      $20,954,694

Cost of sales .....................................................      15,395,033       16,161,693
Selling, general and administrative expenses ......................       2,774,763        2,864,087
                                                                        -----------      -----------
                                                                         18,169,796       19,025,780

Income from operations ............................................       1,731,434        1,928,914

Other income:
  Interest and dividend income ....................................         100,816           92,041
  Unrealized gain from marketable securities, net .................          41,939           11,351
                                                                        -----------      -----------

Income before income taxes ........................................       1,874,189        2,032,306
Provision for income taxes ........................................         816,000          877,000
                                                                        -----------      -----------

  Net income ......................................................     $ 1,058,189      $ 1,155,306
                                                                        ===========      ===========

Basic net income per common share .................................     $      0.23      $      0.22
                                                                        ===========      ===========

Weighted average number of common shares outstanding ..............       4,613,179        5,276,976
                                                                        ===========      ===========

Diluted net income per common share ...............................     $      0.23      $      0.22
                                                                        ===========      ===========

Weighted average number of diluted common shares outstanding ......       4,613,179        5,276,976
                                                                        ===========      ===========


                  The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999


                                                                             Three Months Ended
                                                                                 August 31,
                                                                        ----------------------------
                                                                            2000             1999
                                                                        -----------      -----------
Cash flows from operating activities:
  Net income .......................................................    $ 1,058,189      $ 1,155,306
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
      Depreciation and amortization ................................         31,483           35,907
      Deferred income taxes ........................................          4,000            3,000
      Unrealized gain from marketable securities, net ..............        (41,939)         (11,351)
  Changes in assets and liabilities:
    Accounts receivable ............................................     (2,320,004)       1,125,144
    Other receivables ..............................................         60,486           (7,505)
    Prepaid expenses ...............................................          3,110            3,598
    Prepaid and recoverable income taxes ...........................         17,458           86,239
    Other assets ...................................................        (12,820)             876
    Accounts payable and accrued expenses ..........................        406,455          332,909
    Income taxes payable ...........................................        538,056          578,602
    Advances from customers ........................................         69,486        1,178,751
                                                                        -----------      -----------
  Net cash provided by (used in) operating activities ..............       (186,040)       4,481,476
                                                                        -----------      -----------
Cash flows from investing activities:
  Proceeds from maturities and sales of marketable securities ......      1,459,560        1,451,349
  Purchases of marketable securities ...............................       (969,615)            --
  Purchases of fixed assets ........................................         (2,811)          (2,310)
                                                                        -----------      -----------
  Net cash provided by investing activities ........................        487,134        1,449,039
                                                                        -----------      -----------
Cash flows from financing activities:
  Purchase of treasury stock .......................................       (646,480)      (2,508,724)
                                                                        -----------      -----------
  Net cash used in financing activities ............................       (646,480)      (2,508,724)
                                                                        -----------      -----------
Net increase ( decrease) in cash and cash equivalents ..............       (345,386)       3,421,791
Cash and cash equivalents at beginning of period ...................      4,110,283        2,234,723
                                                                        -----------      -----------
Cash and cash equivalents at end of period .........................    $ 3,764,897      $ 5,656,514
                                                                        ===========      ===========
Supplemental Disclosures:
     Income tax payments ...........................................    $   256,000      $   212,000
                                                                        ===========      ===========
     Interest paid .................................................    $      --        $      --
                                                                        ===========      ===========

                  The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 2000

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position, the consolidated results of operations, and consolidated cash flows for the periods presented.

3. The Company is primarily engaged in the business of providing computer programming consulting services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company provided services converting software applications to be Year 2000 compliant utilizing Catch/21 a Year 2000 software solution which automated, to a significant extent, the conversion process.

4. The consolidated condensed financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

5. The Company recognizes computer programming services revenues as services are provided. Provided that acceptance was probable, revenue from Catch/21 code conversion was recognized when the converted code was delivered.

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2000:

              Cash in banks ...................      $       --
              Money Market Funds...............         2,780,047
              US Treasury Bills................           984,850
                                                     ------------
                                                     $  3,764,897
                                                     ============

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at August 31, 2000 are as follows:


                                                                      Gross         Gross
                                                                   Unrealized     Unrealized
                                                   Amortized         Holding       Holding
                                                      Cost           Gains          Losses        Fair Value
                                                  -----------      ----------     -----------    -----------
      United States Treasury Bills...........     $ 2,650,378           --            --         $ 2,650,378
      Equity Securities......................         133,289         47,559          --             180,848
                                                  -----------       --------      ---------      -----------
                                                  $ 2,783,667       $ 47,559      $   --         $ 2,831,226
                                                  ===========       ========      =========      ===========

8. During the quarter ended August 31, 2000, the Company repurchased 116,600 shares of its common stock at a cost of $646,480. To date, the Company has repurchased a total of 1,514,514 shares at a cost of $11,258,640.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:


                                                                     3 Months Ended
                                                                        August 31,
                                                                (Dollar Amounts in Thousands)

                                                               2000                        1999
                                                        --------------------        -------------------
                                                                      % of                       % of
                                                         Amount     Revenues         Amount     Revenues
                                                        --------    --------        --------    --------
Revenues ..........................................     $ 19,901      100.0         $ 20,955      100.0
Cost of Sales .....................................       15,395       77.4           16,162       77.1
                                                        --------      -----         --------      -----
Gross Profit ......................................        4,506       22.6            4,793       22.9

Selling, General, and Administrative expenses .....        2,775       13.9            2,864       13.7
                                                        --------      -----         --------      -----
Income from Operations ............................        1,731        8.7            1,929        9.2

Other Income ......................................          143        0.7              103        0.5
                                                        --------      -----         --------      -----
Income Before Income Taxes ........................        1,874        9.4            2,032        9.7

Provision for Income Taxes ........................          816        4.1              877        4.2
                                                        --------      -----         --------      -----
Net Income ........................................     $  1,058        5.3         $  1,155        5.5
                                                        ========      =====         ========      =====

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2000 decreased $1,054,000 or 5.0% from the comparable period in fiscal 2000. For the current quarter 99.7% of revenues were derived from computer programming consulting services and 0.3% from Year 2000 services, as compared with 96.9% and 3.1% respectively in fiscal 2000.

Computer programming consulting services revenues decreased $480,000 or 2.4% from $20,314,000 in the quarter ended August 31, 1999 to $19,834,000 in the quarter ended August 31, 2000. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 550 at August 31, 1999 to approximately 500 at August 31, 2000. The Company believes that this decrease is attributable, in part, to a delay in new IT projects because customers devoted substantial resources to Year 2000 testing and have been slow to commence new projects in calendar year 2000. The Company experienced a low-point in the number of consultants on billing of approximately 440 in March 2000 and since April 2000 the Company has experienced an increase in new business. The Company believes that the consulting business will continue to strengthen during the remainder of the 2000 calendar year, although no assurance can be made as to the timing of such strengthening. Additionally, the decrease in revenues resulted from a significant decrease in business with its largest customer, AT&T, which decreased from 19% of revenues in the quarter ended August 31, 1999 to 13% in the quarter ended August 31, 2000. The Company believes that this decrease in revenues resulted, in part, from a reorganization of AT&T's IT department and AT&T outsourcing more of its IT functions. The decrease was offset by increased business from other existing customers.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $67,000 for the current quarter versus $641,000 in the fiscal 2000 first quarter. The Company's Year 2000 projects have been completed and the Company expects these revenues will further decline and are not likely to represent a material portion of the Company's revenues in the future.

Cost of Sales

Cost of sales as a percentage of revenues increased from 77.1% in the quarter ended August 31, 1999 to 77.4% in the quarter ended August 31, 2000. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales decreased from 78.3% in the quarter ended August 31, 1999 to 77.5% in the quarter ended August 31, 2000. This decrease is attributable to a change in the Company's business mix. The number of consultants on billing with a major customer has decreased. This customer has traditionally yielded lower margins than our overall business.

The Year 2000 business incurred cost of sales of $30,000 in the quarter ended August 31, 2000 versus $260,000 in the prior year quarter. The Company significantly reduced the number of employees in its Year 2000 Services during fiscal 1999 and subsequently provided such services through contractual arrangements with certain former employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $89,000 or 3.1% from $2,864,000 in the quarter ended August 31, 1999 to $2,775,000 in the quarter ended August 31, 2000. Selling, general and administrative expenses related to computer programming consulting services decreased $53,000 from the prior year period to $2,759,000. This decrease was primarily attributable to lower commission based compensation.

In the quarter ended August 31, 2000, approximately $16,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of general overhead, and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the quarter ended August 31, 1999 were $52,000.

Income from Operations

In the quarter ended August 31, 2000, the computer programming consulting service business contributed $1,710,000 or 98.8% of the income from operations, while the Year 2000 business contributed the remaining $21,000 or 1.2%. In the prior year quarter, the computer programming consulting service business contributed $1,600,000 or 82.9% of income from operations and the Year 2000 business $329,000 or 17.1%. The Company believes that continued growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income

Other income resulted primarily from interest and dividend income which increased by $9,000 to $101,000 due to higher average interest rates on investable funds in the quarter ended August 31, 2000. Additionally, the Company also had a net unrealized gain of $42,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Income Taxes

The effective income tax rate increased to 43.5% in the quarter ended August 31, 2000 from 43.2% in the quarter ended August 31, 1999 because of higher state and local taxes.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At August 31, 2000, the Company had working capital of $15,725,000 and cash and cash equivalents of $3,765,000 as compared to working capital of $15,294,000 and cash and cash equivalents of $4,110,000 at May 31, 2000. Working capital increased primarily due to the Company's net income of $1,058,000 in the quarter ended August 31, 2000.

The Company had negative net cash flow of $186,000 from operations during the quarter ended August 31, 2000 as compared to positive net cash flow from operations of $4,481,000 in the quarter ended August 31, 1999. The Company had net income of $1,058,000 in the quarter ended August 31, 2000. However, the Company used cash to support an increase in accounts receivable of $2,320,000. The increase in accounts receivable occurred primarily because of a temporary slowness in collections due to system changes at several customers. The increase in accounts payable and accrued expenses resulted primarily from an increase in accrued payroll at the end of the quarter. The increase in income taxes payable occurred because the federal income tax payment for the quarter was due after the end of the quarter.

Cash flow provided by investing activities resulted primarily from the maturity of United States Treasury Bills in the current quarter.

Cash flow used in financing activities of $646,000 in the quarter ended August 31, 2000 resulted from the repurchase of 116,600 shares of common stock. As of August 31, 2000, the Company has repurchased a total of 1,514,514 shares at an average price of $7.43 or a total cost of $11,258,640. The Company has substantially completed the buy back authorizations totaling 1,600,000 shares and the Company's board of directors has recently authorized the repurchase of up to an additional 250,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at August 31, 2000 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the quarter ended August 31, 2000. The Company has available a revolving line of credit of $5,000,000 with a major money center bank, which the Company believes provides sufficient financing if the need arose. As of August 31, 2000 no amounts were outstanding under this line of credit.

Forward-Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the Company's future prospects, the anticipated increase in consulting projects in 2000, and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services, the extent to which growth in the Company's contract computer programming services will offset the anticipated loss of Year 2000 profits, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers.

                           TSR, INC. AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

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

                                               TSR, INC.
                                      --------------------------
                                            (Registrant)

Date:  October 4, 2000

                                      /s/ J.F. Hughes
                                      -----------------------------
                                      J.F. Hughes, Chairman,
                                      President and Treasurer

Date:  October 4, 2000

                                      /s/ John G. Sharkey
                                      -----------------------------
                                      John G. Sharkey, Vice President, Finance