Form 10-Q
period 2000-11-30
TSR INC
filed 2001-01-10
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                    [X]  Quarterly Report Pursuant to Section 13
                         or 15(d) of the Securities Exchange Act
                         of 1934

                         For the period ended November 30, 2000


                    [ ]  Transition Report Pursuant to Section
                         13 or 15(d) of the Securities Exchange
                         Act of 1934

                         For the transition period from ___to___


Commission File Number:                     0-8656
                       --------------------------------------------------------

                                   TSR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-2635899
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  631-231-0333
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

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



                               SHARES OUTSTANDING
                               ------------------

       4,423,012 shares of common stock, par value $.01 per share, as of December 31, 2000
-------------------------------------------------------------------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information:


         Item 1.  Financial Statements (unaudited):


                  Consolidated Condensed Balance Sheets -
                       November 30, 2000 and May 31, 2000..................  3


                  Consolidated Condensed Statements of Earnings -
                       For the three months and six months
                       ended November 30, 2000 and 1999....................  4


                  Consolidated Condensed Statements of Cash Flows -
                       For the six months ended November 30, 2000
                       and 1999............................................  5


                  Notes to Consolidated Condensed Financial Statements.....  6


         Item 2.  Management's Discussion and Analysis.....................  7


Part II.  Other Information................................................ 12


Signatures................................................................. 12

Part I.  Financial Information
         Item 1.  Financial Statements

                                               TSR, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (UNAUDITED)

                                                                                      November 30,     May 31,
ASSETS                                                                                    2000          2000
                                                                                          ----          ----

Current Assets:
     Cash and cash  equivalents  (Note 6) .........................................   $ 2,527,532   $ 4,110,283
     Marketable  securities (Note 7) ..............................................     2,605,877     3,279,232
     Accounts receivable (net of allowance for
          doubtful  accounts of $173,000) .........................................    16,049,711    12,816,762
     Other  receivables ...........................................................        51,696       146,318
     Prepaid expenses .............................................................        33,869        39,700
     Prepaid and  recoverable  income taxes .......................................        20,790        39,158
     Deferred  income taxes .......................................................        59,000        59,000
                                                                                      -----------   -----------
          Total current  assets ...................................................    21,348,475    20,490,453

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation  and amortization of $639,000 and $577,000) .....................       180,320       183,356
Other  assets .....................................................................        54,869
Deferred  income  taxes ...........................................................       227,000       231,000
                                                                                      -----------   -----------
                                                                                      $21,810,664   $20,945,111
                                                                                      ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other  payables .................................................   $   145,419   $   178,077
     Accrued and other  liabilities ...............................................     3,482,470     3,563,024
     Advances from  customers .....................................................     1,306,717     1,234,660
     Income  taxes  payable .......................................................       236,024       220,823
                                                                                      -----------   -----------
          Total  current  liabilities .............................................     5,170,630     5,196,584
                                                                                      -----------   -----------
Shareholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares;  none issued ..........................................          --            --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 60,783,326 shares .............................        60,783        60,783
     Additional  paid-in  capital .................................................     4,134,053     4,134,053
     Retained  earnings ...........................................................    24,300,026    22,165,851
                                                                                      -----------   -----------
                                                                                       28,494,862    26,360,687
     Less:  Treasury Stock,  1,624,714 and 1,397,914 shares at cost ...............    11,854,828    10,612,160
                                                                                      -----------   -----------
                                                                                       16,640,034    15,748,527
                                                                                      -----------   -----------
                                                                                      $21,810,664   $20,945,111
                                                                                      ===========   ===========




  The accompanying notes are an integral part of these consolidated condensed financial statements.


                                               TSR, INC. AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                              FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                                       (UNAUDITED)

                                                                     Three Months Ended                Six Months Ended
                                                                         November 30,                     November 30,
                                                                     2000           1999              2000            1999
                                                                     ----           ----              ----            ----

Revenues ...................................................     $21,234,273     $ 20,680,945      $41,135,503     $41,635,639

Cost of sales ..............................................      16,607,668       15,637,241       32,002,701      31,798,934
Selling, general and administrative expenses ...............       2,828,035        3,037,298        5,602,798       5,901,385
                                                                 -----------     ------------      -----------     -----------
                                                                  19,435,703       18,674,539       37,605,499      37,700,319
                                                                 -----------     ------------      -----------     -----------

Income from operations .....................................       1,798,570        2,006,406        3,530,004       3,935,320

Other income:
  Interest and dividend income .............................         106,298          117,906          207,114         209,947
  Unrealized gain (loss) from marketable securities, net ...           1,118           (2,378)          43,057           8,973
  Gain from sales of assets ................................            --              1,950             --             1,950
                                                                 -----------     ------------      -----------     -----------

Income before income taxes .................................       1,905,986        2,123,884        3,780,175       4,156,190
Provision for income taxes .................................         830,000          910,000        1,646,000       1,787,000
                                                                 -----------     ------------      -----------     -----------
  Net income ...............................................     $ 1,075,986     $  1,213,884      $ 2,134,175     $ 2,369,190
                                                                 ===========     ============      ===========     ===========
Basic and diluted net income per
  common share .............................................     $      0.24     $       0.23      $      0.47     $      0.45
                                                                 ===========     ============      ===========     ===========

Weighted average number of basic and diluted
  common shares outstanding ................................       4,522,845        5,181,657        4,568,012       5,229,317
                                                                 ===========     ============      ===========     ===========



            The accompanying notes are an integral part of these consolidated condensed financial statements.


                                               TSR, INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                                       (UNAUDITED)

                                                                                   Six Months Ended
                                                                                     November 30,
                                                                             ----------------------------
                                                                                 2000             1999
                                                                                 ----             ----
Cash flows from operating activities:
     Net income ........................................................     $ 2,134,175      $ 2,369,190
     Adjustments to reconcile net income
             to net cash provided by (used in) operating activities:
        Depreciation  and  amortization ................................          62,524           74,055
        Unrealized gain from marketable  securities,  net ..............         (43,057)          (8,973)
        Deferred  income  taxes ........................................           4,000           12,000
        Gain on sales  of  assets ......................................            --             (1,950)
     Changes in assets and liabilities:
          Accounts  receivable .........................................      (3,232,949)         733,422
          Other  receivables ...........................................          94,622          (41,970)
          Prepaid  expenses ............................................           5,831           41,900
          Prepaid and  recoverable  income taxes .......................          18,368         (103,236)
          Other  assets ................................................         (14,567)          (6,960)
          Accounts payable and accrued expenses ........................        (113,212)        (253,436)
          Income taxes  payable ........................................          15,201          (21,822)
          Advances  from  customers ....................................          72,057          458,624
                                                                             -----------      -----------

     Net cash  provided by (used in)  operating  activities ............        (997,007)       3,250,844
                                                                             -----------      -----------

Cash flows from investing activities:
        Proceeds from  maturities and sales of marketable  securities ..       3,140,322        2,892,956
        Purchases of marketable  securities ............................      (2,423,910)      (1,929,703)
        Purchases of fixed assets ......................................         (59,488)         (51,300)
        Proceeds  from  sales of assets ................................            --              1,950
                                                                             -----------      -----------
        Net cash  provided by investing  activities ....................         656,924          913,903
                                                                             -----------      -----------

Cash flows from financing activities:
        Purchases of treasury  stock ...................................      (1,242,668)      (3,173,440)
                                                                             -----------      -----------

        Net cash used in financing activities ..........................      (1,242,668)      (3,173,440)
                                                                             -----------      -----------

Net increase  (decrease) in cash and cash equivalents ..................      (1,582,751)         991,307
Cash and cash  equivalents at beginning of period ......................       4,110,283        2,234,723
                                                                             -----------      -----------

Cash and cash  equivalents at end of period ............................     $ 2,527,532      $ 3,226,030
                                                                             ===========      ===========

Supplemental Disclosures:
       Income tax  payments ............................................     $ 1,612,000      $ 1,909,000
                                                                             ===========      ===========
       Interest  paid ..................................................     $      --        $      --
                                                                             ===========      ===========



            The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2000:

               Cash in banks .............................       $      --
               Money Market Funds.........................         1,050,542
               United States Treasury Bills...............         1,476,990
                                                                 -----------
                                                                 $ 2,527,532
                                                                 ===========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and carrying value for marketable securities by major security type at November 30, 2000 are as follows:

                                                       Gross         Gross
                                                    Unrealized     Unrealized
                                      Amortized       Holding       Holding          Carrying
                                         Cost          Gains         Losses            Value
                                      ----------     --------      -----------      ----------
     United States Treasury Bills     $2,423,910         --               --         2,423,910
     Equity Securities ..........        133,289       51,407           (2,729)        181,967
                                      ----------     --------      -----------      ----------
                                      $2,557,199     $ 51,407      $    (2,729)     $2,605,877
                                      ==========     ========      ===========      ==========

8. In October 2000, the Board of Directors authorized an additional buy-back of up to 250,000 shares of the Company's common stock. During the six months ended November 30, 2000, the Company repurchased 226,800 shares of its common stock at a cost of $1,242,668.

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

Three months ended November 30, 2000 compared with three months ended November 30, 1999


                                                                 3 Months Ended
                                                                   November 30,
                                                         (Dollar amounts in Thousands)
                                                     -----------------------------------------
                                                            2000                 1999
                                                     -------------------    ------------------
                                                                  % of                 % of
                                                      Amount    Revenues    Amount    Revenues
                                                      ------    --------    ------    --------
Revenues .......................................     $21,234       100.0   $20,681       100.0
Cost of Sales ..................................      16,607        78.2    15,637        75.6
                                                     -------       -----   -------       -----
Gross Profit ...................................       4,627        21.8     5,044        24.4

Selling, General, and Administrative expenses ..       2,828        13.3     3,038        14.7
                                                     -------       -----   -------       -----
Income from Operations .........................       1,799         8.5     2,006         9.7

Other Income ...................................         107         0.5       118         0.6
                                                     -------       -----   -------       -----
Income Before Income Taxes .....................       1,906         9.0     2,124        10.3
Provision for Income Taxes .....................         830         3.9       910         4.4
                                                     -------       -----   -------       -----
Net Income .....................................     $ 1,076         5.1   $ 1,214         5.9
                                                     =======       =====   =======       =====

Revenues

Revenues for the quarter ended November 30, 2000 increased $553,000 or 2.7% from the comparable period in fiscal 2000. For the current quarter 100% of revenues were derived from computer programming consulting services as compared with 96.6% from computer programming consulting services and 3.4% from Year 2000 services in fiscal 2000.

Computer programming consulting services revenues increased $1,260,000 or 6.3% from $19,975,000 in the quarter ended November 30, 1999 to $21,234,000 in the quarter ended November 30, 2000. This increase resulted primarily from an increase in billing rates. The Company had approximately 530 consultants on billing at November 30, 1999. The Company experienced a low-point in the number of consultants on billing of approximately 450 in March 2000 and since April 2000 the Company has experienced an increase in new business to approximately 520 consultants on billing as of November 30, 2000. The Company believes that the consulting business will continue to strengthen; however, there is uncertainty in the levels of IT budgets for 2001 due to the current economic climate.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $705,000 for the fiscal 2000 second quarter while there were no Year 2000 revenues in the fiscal 2001 second quarter. The Company's Year 2000 projects have been completed.

Cost of Sales

Cost of sales as a percentage of revenues increased from 75.6% in the quarter ended November 30, 1999 to 78.2% in the quarter ended November 30, 2000. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.1% in the quarter ended November 30, 1999 to 78.2% in the quarter ended November 30, 2000. This increase is partly attributable to a change in the Company's consultant sourcing mix. The number of consultant subcontractors have increased, which decreased the payroll tax benefits usually realized at the end of the calendar year. This increase is also attributable to increases in amount being paid to qualified programming professionals outpacing the Company's ability to pass the increases onto customers due to competitive markets pressures in the industry.

The Year 2000 business incurred no cost of sales in the quarter ended November 30, 2000 versus $241,000 in the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $209,000 or 6.9% from $3,037,000 in the quarter ended November 30, 1999 to $2,828,000 in the quarter ended November 30, 2000. Selling, general and administrative expenses related to computer programming consulting services decreased $166,000 from the prior year period to $2,828,000. This decrease was primarily attributable to lower commission based compensation as a result of lower gross profits.

In the quarter ended November 30, 2000, no selling, general and administrative expenses were attributable to Year 2000 services. Year 2000 selling, general and administrative expenses in the quarter ended November 30, 1999 were $43,000.

Income from Operations

In the quarter ended November 30, 2000, the computer programming consulting service business contributed $1,799,000 or 100% of the income from operations. In the prior year quarter, the computer programming consulting service business contributed $1,585,000 or 79.0% of income from operations and the Year 2000 business $421,000 or 21.0%. The Company believes that continued growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income

Other income resulted primarily from interest and dividend income which decreased by $11,000 to $107,000 due to lower average investable funds in the quarter ended November 30, 2000.

Income Taxes

The effective income tax rate increased to 43.5% in the quarter ended November 30, 2000 from 42.8% in the quarter ended November 30, 1999 because of higher state and local taxes.

Six months ended November 30, 2000 compared with six months ended November 30, 1999.

                                                                                  6 Months Ended
                                                                                    November 30,
                                                                            (Dollar amounts in Thousands)
                                                                     --------------------------------------------
                                                                            2000                    1999
                                                                     -------------------       ------------------
                                                                                  % of                     % of
                                                                      Amount    Revenues       Amount    Revenues
                                                                      ------    --------       ------    --------
Revenues .......................................................     $41,136       100.0      $41,636       100.0
Cost of Sales ..................................................      32,003        77.8       31,799        76.4
                                                                     -------       -----      -------       -----
Gross Profit ...................................................       9,133        22.2        9,837        23.6

Selling, General, and Administrative expenses ..................       5,603        13.6        5,902        14.2
                                                                     -------       -----      -------       -----
Income from Operations .........................................       3,530         8.6        3,935         9.4

Other Income ...................................................         250         0.6          221         0.6
                                                                     -------       -----      -------       -----
Income Before Income Taxes .....................................       3,780         9.2        4,156        10.0

Provision for Income Taxes .....................................       1,646         4.0        1,787         4.3
                                                                     -------       -----      -------       -----
Net Income .....................................................     $ 2,134         5.2      $ 2,369         5.7
                                                                     =======       =====      =======       =====

Revenues

Revenues for the six months ended November 30, 2000 decreased $500,000 or 1.2% from the comparable period in fiscal 2000. For the current period 99.8% of revenues were derived from computer programming consulting services and 0.2% from Year 2000 services, as compared with 96.8% and 3.2% respectively in fiscal 2000.

Computer programming consulting services revenues increased $780,000 or 1.9% from $40,289,000 in the six months ended November 30, 1999 to $41,069,000 in the six months ended November 30, 2000. This increase resulted primarily from an increase in billing rates. The Company had approximately 530 consultants on billing at November 30, 1999. The Company experienced a low-point in the number of consultants on billing of approximately 450 in March 2000 and since April 2000 the Company has experienced an increase in new business to approximately 520 consultants on billing as of November 30, 2000. The Company believes that the consulting business will continue to strengthen; however, there is uncertainty in the levels of IT budgets for 2001 due to the current economic climate.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $67,000 for the current period versus $1,346,000 in the fiscal 2000 six month period. The Company's Year 2000 projects have been completed.

Cost of Sales

Cost of sales as a percentage of revenues increased from 76.4% in the six months ended November 30, 1999 to 77.8% in the six months ended November 30, 2000. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues is less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.7% in the six months ended November 30, 1999 to 77.8% in the six months ended November 30, 2000. This increase is primarily attributable to increases in amounts being paid to qualified programming professionals outpacing the Company's ability to pass the increases onto customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $30,000 in the six months ended November 30, 2000 versus $501,000 in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $299,000 or 5.1% from $5,902,000 in the six months ended November 30, 1999 to $5,603,000 in the six months ended November 30, 2000. Selling, general and administrative expenses related to computer programming consulting services decreased $219,000 from the prior year period to $5,587,000. This decrease was primarily attributable to lower commission based compensation as a result of lower gross profits.

In the six months ended November 30, 2000, approximately $16,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of general overhead, and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the six months ended November 30, 1999 were $95,000.

Income from Operations

In the six months ended November 30, 2000, the computer programming consulting service business contributed $3,509,000 or 99.4% of the income from operations, while the Year 2000 business contributed the remaining $21,000 or 0.6%. In the prior year period, the computer programming consulting service business contributed $3,185,000 or 80.9% of income from operations and the Year 2000 business $750,000 or 19.1%. The Company believes that continued growth in contract computer programming services will, over time, offset the loss of income from operations from Year 2000 services.

Other Income

Other income resulted primarily from interest and dividend income of $207,000. The increase of $29,000 in other income was primarily attributable to a net unrealized gain of $43,000 from marketable securities due to mark to market adjustments of its equity portfolio in the current period.

Income Taxes

The effective income tax rate increased to 43.5% in the six months ended November 30, 2000 from 43.0% in the six months ended November 30, 1999 because of higher state and local taxes.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At November 30, 2000, the Company had working capital of $16,178,000 and cash and cash equivalents of $2,528,000 as compared to working capital of $15,294,000 and cash and cash equivalents of $4,110,000 at May 31, 2000. Working capital increased primarily due to the Company's net income of $2,134,000 in the six months ended November 30, 2000.

The Company had negative net cash flow of $997,000 from operations during the six months ended November 30, 2000 as compared to positive net cash flow from operations of $3,251,000 in the six months ended November 30, 1999. The Company had net income of $2,134,000 in the six months ended November 30, 2000. However, the Company used cash to support an increase in accounts receivable of $3,233,000. The increase in accounts receivable occurred primarily because of a temporary slowness in collections due to system changes at several customers.

Cash flow provided by investing activities resulted primarily from the maturity of United States Treasury Bills in the current period.

Cash flow used in financing activities of $1,243,000 in the six months ended November 30, 2000 resulted from the repurchase of 226,800 shares of common stock. As of November 30, 2000, the Company has repurchased a total of 1,624,714 shares at an average price of $7.30 or a total cost of $11,854,828. The Company has completed the buy back authorizations totaling 1,600,000 shares and the Company's board of directors has authorized the repurchase of up to an additional 250,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at November 30, 2000 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the period ended November 30, 2000. The Company has available a revolving line of credit of $5,000,000 with a major money center bank, which the Company believes provides sufficient financing if the need arose. As of November 30, 2000 no amounts were outstanding under this line of credit.

Recent Accounting Pronouncements

Effective June 1, 2001, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement is not expected to have a material effect on the Company's consolidated financial statements.

Forward-Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the Company's future prospects, the anticipated increase in consulting projects, and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services, the extent to which growth in the Company's contract computer programming services will offset the anticipated loss of Year 2000 profits, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers.

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

                                               TSR, INC.
                             --------------------------------------------------
                                              (Registrant)



Date: January 4, 2001        /s/ J.F. HUGHES
                             --------------------------------------------------
                                 J.F. Hughes, Chairman, President and Treasurer



Date: January 4, 2001       /s/ JOHN G. SHARKEY
                             --------------------------------------------------
                                John G. Sharkey, Vice President, Finance