Form 10-Q
period 2001-02-28
TSR INC
filed 2001-04-06
CIK 98338

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

                     For the period ended February 28, 2001
                                          -----------------

             [ ]     Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________


             Commission File Number: 0-8656
                                    ------------------------------

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


                      400 Oser Avenue, Hauppauge, NY 11788
              ----------------------------------------------------
                    (Address of principal executive offices)


                                  631-231-0333
              ----------------------------------------------------
                         (Registrant's telephone number)


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


                               SHARES OUTSTANDING

           4,418,012 shares of common stock, par value $.01 per share, as of March 31, 2001

================================================================================

                           TSR, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

         Item 1.  Financial Statements (unaudited):

                  Consolidated Condensed Balance Sheets --
                       February 28, 2001 and May 31, 2000.................   3

                  Consolidated Condensed Statements of Earnings --
                       For the three months and nine months ended
                       February 28, 2001 and February 29, 2000............   4

                  Consolidated Condensed Statements of Cash Flows --
                       For the nine months ended February 28, 2001 and
                       February 29, 2000..................................   5

                  Notes to Consolidated Condensed Financial Statements....   6

         Item 2.  Management's Discussion and Analysis....................   7

Part II.  Other Information...............................................  12

Signatures................................................................  12

Part I. Financial Information
        Item 1. Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                       February 28,      May 31,
                                                                                 2001            2000
                                                                             -----------     -----------
Current Assets:
     Cash and cash equivalents (Note 6) ................................     $ 3,678,583     $ 4,110,283
     Marketable securities (Note 7) ....................................       4,050,334       3,279,232
     Accounts receivable (net of allowance for
          doubtful accounts of $273,000 and $173,000) ..................      14,016,754      12,816,762
     Other receivables .................................................          82,566         146,318
     Prepaid expenses ..................................................          42,659          39,700
     Prepaid and recoverable income taxes ..............................          20,630          39,158
     Deferred income taxes .............................................          93,000          59,000
                                                                             -----------     -----------
          Total current assets .........................................      21,984,526      20,490,453

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $661,000 and $577,000) ...........         158,375         183,356
Other assets ...........................................................          46,145          40,302
Deferred income taxes ..................................................         231,000         231,000
                                                                             -----------     -----------
                                                                             $22,420,046     $20,945,111
                                                                             ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables .......................................     $   103,790     $   178,077
     Accrued and other liabilities .....................................       2,893,630       3,563,024
     Advances from customers ...........................................       1,943,256       1,234,660
     Income taxes payable ..............................................         215,719         220,823
                                                                             -----------     -----------
          Total current liabilities ....................................       5,156,395       5,196,584
                                                                             -----------     -----------
Shareholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued ................................            --              --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,078,326 shares ...................          60,783          60,783
     Additional paid-in capital ........................................       4,134,053       4,134,053
     Retained earnings .................................................      25,100,116      22,165,851
                                                                             -----------     -----------
                                                                              29,294,952      26,360,687
     Less: Treasury Stock, 1,660,314 and 1,397,914 shares at cost ......      12,031,301      10,612,160
                                                                             -----------     -----------
                                                                              17,263,651      15,748,527
                                                                             -----------     -----------

                                                                             $22,420,046     $20,945,111
                                                                             ===========     ===========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
   FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                   (UNAUDITED)

                                                                            Three Months Ended                Nine Months Ended

                                                                       February 28,     February 29,    February 28,    February 29,
                                                                           2001             2000            2001            2000
                                                                       ------------     ------------    ------------    ------------
Revenues ..........................................................    $ 19,392,765     $ 18,432,266    $ 60,528,268    $ 60,067,905

Cost of sales .....................................................      15,233,999       14,056,550      47,236,700      45,855,484
Selling, general and administrative expenses ......................       2,839,951        2,937,205       8,442,749       8,838,590
                                                                       ------------     ------------    ------------    ------------
                                                                         18,073,950       16,993,755      55,679,449      54,694,074
                                                                       ------------     ------------    ------------    ------------

Income from operations ............................................       1,318,815        1,438,511       4,848,819       5,373,831

Other income:
   Interest and dividend income ...................................         144,644          103,637         351,758         313,584
   Unrealized gain (loss) from marketable securities, net .........         (25,369)           1,103          17,688          10,076
   Gain from sales of assets ......................................            --             22,000            --            23,950
                                                                       ------------     ------------    ------------    ------------
Income before income taxes ........................................       1,438,090        1,565,251       5,218,265       5,721,441
Provision for income taxes ........................................         638,000          683,000       2,284,000       2,470,000
                                                                       ------------     ------------    ------------    ------------
   Net income .....................................................    $    800,090     $    882,251    $  2,934,265    $  3,251,441
                                                                       ============     ============    ============    ============

Basic and diluted net income per common share .....................    $       0.18     $       0.18    $       0.65    $       0.63
                                                                       ============     ============    ============    ============
Weighted average number of basic and diluted
  common shares outstanding .......................................       4,423,945        4,925,962       4,519,990       5,128,198
                                                                       ============     ============    ============    ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                   (UNAUDITED)

                                                                                  Nine Months Ended

                                                                            February 28,    February 29,
                                                                                2001            2000
                                                                            ------------    ------------
Cash flows from operating activities:
   Net income ..........................................................    $ 2,934,265     $ 3,251,441
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Provision for doubtful accounts .................................        100,000            --
       Depreciation and amortization ...................................         84,469         106,287
       Unrealized gain from marketable securities, net .................        (17,688)        (10,076)
       Deferred income taxes ...........................................        (34,000)         25,000
       Gain on sales of assets .........................................           --           (23,950)
   Changes in assets and liabilities:
       Accounts receivable .............................................     (1,299,992)      1,410,276
       Other receivables ...............................................         63,752         (36,912)
       Prepaid expenses ................................................         (2,959)         11,612
       Prepaid and recoverable income taxes ............................         18,528        (310,108)
       Other assets ....................................................         (5,843)         (7,610)
       Accounts payable and accrued expenses ...........................       (743,681)       (716,911)
       Income taxes payable ............................................         (5,104)         70,224
       Advances from customers .........................................        708,596         185,984
                                                                            -----------     -----------
    Net cash provided by operating activities ..........................      1,800,343       3,955,257
                                                                            -----------     -----------

Cash flows from investing activities:
       Proceeds from maturities and sales of marketable securities .....      4,109,937       4,336,181
       Purchases of marketable securities ..............................     (4,863,351)     (3,389,263)
       Purchases of fixed assets .......................................        (59,488)       (158,519)
       Proceeds from sales of assets ...................................           --            23,950
                                                                            -----------     -----------
    Net cash provided by (used in) investing activities ................       (812,902)        812,349
                                                                            -----------     -----------

Cash flows from financing activities:
       Purchase of treasury stock ......................................     (1,419,141)     (6,023,793)
                                                                            -----------     -----------
    Net cash used in financing activities ..............................     (1,419,141)     (6,023,793)
                                                                            -----------     -----------

Net decrease in cash and cash equivalents ..............................       (431,700)     (1,256,187)
Cash and cash equivalents at beginning of period .......................      4,110,283       2,234,723
                                                                            -----------     -----------

Cash and cash equivalents at end of period .............................    $ 3,678,583     $   978,536
                                                                            ===========     ===========
Supplemental Disclosures:
    Income tax payments ................................................    $ 2,305,000     $ 2,710,000
                                                                            ===========     ===========

    Interest paid ......................................................    $      --       $      --
                                                                            ===========     ===========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


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

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2001:

           Cash in banks .............................       $  718,519
           Money Market Funds.........................        1,972,771
           United States Treasury Bills...............          987,293
                                                              ---------
                                                             $3,678,583
                                                             ==========

7. Marketable securities consists of United States Treasury Bills and equity securities. The treasury bills with maturities at acquisition in excess of 90 days, are classified as held to maturity investments. The Company's equity securities are classified as trading securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and carrying value for marketable securities by major security type at February 28, 2001 are as follows:

                                               Gross       Gross
                                            Unrealized   Unrealized
                                Amortized    Holding      Holding      Carrying
                                  Cost        Gains       Losses        Value
                               ----------    -------     -------     ----------
     United States
       Treasury Bills........  $3,893,736       --          --        3,893,736
     Equity Securities ......     133,289     25,302      (1,993)       156,598
                               ----------    -------     -------     ----------
                               $4,027,025    $25,302     $(1,993)    $4,050,334
                               ==========    =======     =======     ==========

8. In October 2000, the Board of Directors authorized an additional buy-back of up to 250,000 shares of the Company's common stock. During the nine months ended February 28, 2001, the Company repurchased 262,400 shares of its common stock at a cost of $1,419,141.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:

Three months ended February 28, 2001 compared with three months ended February 29, 2000


  (Dollar amounts in Thousands)                    3 Months Ended

                                         February 28,            February 29,
                                            2001                    2000

                                                  % of                    % of
                                    Amount      Revenues     Amount     Revenues
                                    -------     --------    -------     --------

Revenues ........................   $19,393      100.0      $18,432      100.0
Cost of Sales ...................    15,234       78.6       14,057       76.3
                                    -------      -----      -------      -----
Gross Profit ....................     4,159       21.4        4,375       23.7

Selling, General, and
  Administrative expenses .......     2,840       14.6        2,937       15.9
                                    -------      -----      -------      -----
Income from Operations ..........     1,319        6.8        1,438        7.8

Other Income ....................       119        0.6          127        0.7
                                    -------      -----      -------      -----
Income Before Income Taxes ......     1,438        7.4        1,565        8.5
Provision for Income Taxes ......       638        3.3          683        3.7
                                    -------      -----      -------      -----
Net Income ......................   $   800        4.1      $   882        4.8
                                    =======      =====      =======      =====

Revenues

Revenues for the quarter ended February 28, 2001 increased $961,000 or 5.2% from the comparable period in fiscal 2000. For the current quarter 100% of revenues were derived from computer programming consulting services as compared with 97.7% from computer programming consulting services and 2.3% from Year 2000 services in fiscal 2000.

Computer programming consulting services revenues increased $1,381,000 or 7.7% from $18,012,000 in the quarter ended February 29, 2000 to $19,393,000 in the quarter ended February 28, 2001. This increase resulted primarily from an increase in billing rates, which increase is attributable to increased costs of consultants. The Company had an average of approximately 470 consultants on billing during the quarter ended February 29, 2000. The Company experienced a low-point in the number of consultants on billing of approximately 450 in March 2000 and from April 2000 the Company experienced an increase in new business to approximately 520 consultants on billing as of November 30, 2000. Since then, the numbers have decreased to 470 consultants. The Company believes that this decline is primarily attributable to a decrease in the levels of IT spending for 2001 due to the current economic climate.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $421,000 for the fiscal 2000 third quarter while there were no Year 2000 revenues in the fiscal 2001 third quarter. The Company's Year 2000 projects have been completed.

Cost of Sales

Cost of sales as a percentage of revenues increased from 76.3% in the quarter ended February 29, 2000 to 78.6% in the quarter ended February 28, 2001. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues was less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.7% in the quarter ended February 29, 2000 to 78.6% in the quarter ended February 28, 2001. This increase is attributable to increases in the amounts being paid to qualified programming professionals outpacing the Company's ability to pass the increases onto customers due to competitive market pressures in the industry.

The Year 2000 business incurred no cost of sales in the quarter ended February 28, 2001 versus $62,000 in the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $97,000 or 3.3% from $2,937,000 in the quarter ended February 29, 2000 to $2,840,000 in the quarter ended February 28, 2001. Selling, general and administrative expenses related to computer programming consulting services decreased $72,000 from the prior year period to $2,840,000. This decrease was primarily attributable to lower compensation expense as a result of a decrease in sales and recruiting staff. Additionally in the quarter ended February 28, 2001, the Company added $100,000 to its allowance for doubtful accounts due to a small exposure to dot-com businesses and due to the trend whereby the Company's customers are outsourcing their IT departments to third parties who may not be as creditworthy as the original customers.

In the quarter ended February 28, 2001, no selling, general and administrative expenses were attributable to Year 2000 services. Year 2000 selling, general and administrative expenses in the quarter ended February 29, 2000 were $26,000.

Income from Operations

In the quarter ended February 28, 2001, the computer programming consulting service business contributed $1,319,000 or 100% of the income from operations. In the prior year quarter, the computer programming consulting service business contributed $1,106,000 or 76.9% of income from operations and the Year 2000 business contributed $332,000 or 23.1%.

Other Income

Other income resulted primarily from interest and dividend of $145,000. The decrease in other income by $8,000 to $119,000 was due to higher interest income in the current period offset by unrealized mark to market losses of $25,000 in the current period and a gain on sale of assets of $24,000 in fiscal 2000.

Income Taxes

The effective income tax rate increased to 44.4% in the quarter ended February 28, 2001 from 43.6% in the quarter ended February 29, 2000 because of higher state and local taxes.

Nine months ended February 28, 2001 compared with nine months ended February 29, 2000.

 (Dollar amounts in Thousands)                     9 Months Ended

                                         February 28,            February 29,
                                            2001                    2000

                                                  % of                    % of
                                    Amount      Revenues     Amount     Revenues
                                    -------     --------    -------     --------

Revenues ........................   $60,528       100.0     $60,068      100.0
Cost of Sales ...................    47,237        78.0      45,855       76.3
                                    -------       -----     -------      -----
Gross Profit ....................    13,291        22.0      14,213       23.7

Selling, General, and
  Administrative expenses .......     8,442        14.0       8,839       14.7
                                    -------       -----     -------      -----
Income from Operations ..........     4,849         8.0       5,374        8.9

Other Income ....................       369         0.6         347        0.6
                                    -------       -----     -------      -----
Income Before Income Taxes ......     5,218         8.6       5,721        9.5

Provision for Income Taxes ......     2,284         3.8       2,470        4.1
                                    -------       -----     -------      -----
Net Income ......................   $ 2,934         4.8     $ 3,251        5.4
                                    =======       =====     =======      =====

Revenues

Revenues for the nine months ended February 28, 2001 increased $460,000 or 0.8% from the comparable period in fiscal 2000. For the current period 99.9% of revenues were derived from computer programming consulting services and 0.1% from Year 2000 services, as compared with 97.1% and 2.9% respectively in fiscal 2000.

Computer programming consulting services revenues increased $2,160,000 or 3.7% from $58,301,000 in the nine months ended February 29, 2000 to $60,461,000 in the nine months ended February 28, 2001. This increase resulted primarily from an increase in billing rates, which increase is attributable to increased costs of consultants. The Company had an average of approximately 510 consultants on billing for the nine months ending February 29, 2000. The Company experienced a low-point in the number of consultants on billing of approximately 450 in March 2000 and from April 2000 the Company experienced an increase in new business to approximately 520 consultants on billing as of November 30, 2000. Since then, the numbers have decreased to 470 consultants. The Company believes that the decline is primarily attributable to a decrease in the levels of IT spending for 2001 due to the current economic climate.

Revenues from the Company's Catch/21 Year 2000 compliance services, were $67,000 for the current period versus $1,767,000 in the fiscal 2000 nine month period. The Company's Year 2000 projects have been completed.

Cost of Sales

Cost of sales as a percentage of revenues increased from 76.3% in the nine months ended February 29, 2000 to 78.0% in the nine months ended February 28, 2001. This increase is primarily attributable to the decrease in Year 2000 revenues for which cost of sales as a percentage of revenues was less than the computer programming consulting services business.

In the computer programming consulting services business, cost of sales as a percentage of sales increased from 77.7% in the nine months ended February 29, 2000 to 78.1% in the nine months ended February 28, 2001. This increase is primarily attributable to increases in the amounts being paid to qualified programming professionals outpacing the Company's ability to pass the increases onto customers due to competitive market pressures in the industry.

The Year 2000 business incurred cost of sales of $30,000 in the nine months ended February 28, 2001 versus $563,000 in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $397,000 or 4.5% from $8,839,000 in the nine months ended February 29, 2000 to $8,442,000 in the nine months ended February 28, 2001. Selling, general and administrative expenses related to computer programming consulting services decreased $291,000 from the prior year period to $8,427,000. This decrease was primarily attributable to lower compensation expenses as a result of a decrease in sales and recruiting staff. Additionally in the nine months ended February 28, 2001, the Company added $100,000 to its allowance for doubtful accounts due to a small exposure to dot-com businesses and due to the trend whereby the Company's customers are outsourcing their IT departments to third parties who may not be as creditworthy as the original customers.

In the nine months ended February 28, 2001, approximately $16,000 in selling, general and administrative expenses were attributable to Year 2000 services. These expenses consist primarily of general overhead, and facilities expenses. Comparable Year 2000 selling, general and administrative expenses in the nine months ended February 29, 2000 were $121,000.

Income from Operations

In the nine months ended February 28, 2001, the computer programming consulting service business contributed $4,828,000 or 99.6% of the income from operations, while the Year 2000 business contributed the remaining $21,000 or 0.4%. In the prior year period, the computer programming consulting service business contributed $4,291,000 or 79.8% of income from operations and the Year 2000 business contributed $1,083,000 or 20.2%.

Other Income

Other income resulted primarily from interest and dividend income of $352,000. The increase of $22,000 in other income was primarily attributable to a higher average investable balance and higher interest rates.

Income Taxes

The effective income tax rate increased to 43.8% in the nine months ended February 28, 2001 from 43.2% in the nine months ended February 29, 2000 because of higher state and local taxes.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At February 28, 2001, the Company had working capital of $16,828,000 and cash and cash equivalents of $3,679,000 as compared to working capital of $15,294,000 and cash and cash equivalents of $4,110,000 at May 31, 2000. Working capital increased primarily due to the Company's net income of $2,934,000 in the nine months ended February 28, 2001.

The Company had net cash flow of $1,800,000 from operations during the nine months ended February 28, 2001 as compared to net cash flow from operations of $3,955,000 in the nine months ended February 29, 2000. Cash flow from operations consisted primarily of net income of $2,934,000 in the nine months ended February 28, 2001. However, the Company used cash to support an increase in accounts receivable of $1,300,000. The increase in accounts receivable occurred primarily because of slowness in collections due to system changes at several customers. Additionally, in the nine months ended February 28, 2001, the Company added $100,000 to its allowance for doubtful accounts due to a small exposure to dot-com businesses and due to the trend whereby the Company's customers are outsourcing their IT departments to third parties who may not be as creditworthy as the original customers. To date, the Company has not sustained any specific write-offs.

Cash flow used in investing activities resulted primarily from the purchase of United States Treasury Bills in the current period.

Cash flow used in financing activities of $1,419,000 in the nine months ended February 28, 2001 resulted from the repurchase of 262,400 shares of common stock. As of February 28, 2001, the Company has repurchased a total of 1,660,314 shares at an average price of $7.25 or a total cost of $12,031,301. The Company has completed the buy back authorizations totaling 1,600,000 shares and the Company's board of directors has authorized the repurchase of up to an additional 250,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorization.

The Company's capital resource commitments at February 28, 2001 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the period ended February 28, 2001. The Company has available a revolving line of credit of $5,000,000 with a major money center bank, which the Company believes provides sufficient financing if the need arose. As of February 28, 2001, no amounts were outstanding under this line of credit.

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

Forward-Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning the Company's future prospects, the anticipated increase in consulting projects, and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services, the effect of current economic conditions on IT budgets, the extent to which growth in the Company's contract computer programming services will offset the loss of Year 2000 profits, concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers.


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

                           TSR, INC. AND SUBSIDIARIES

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8K
               (a)  Reports on Form 8K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TSR, INC.
                                    ----------------------
                                    (Registrant)


Date: April 2, 2001                 /s/ J.F. HUGHES
                                    --------------------------------------------
                                    J.F. Hughes, Chairman,
                                    President and Treasurer


Date: April 2, 2001                 /s/ JOHN G. SHARKEY
                                    --------------------------------------------
                                    John G. Sharkey, Vice President, Finance