Form 10-K
period 2001-05-31
TSR INC
filed 2001-08-14
CIK 98338

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act Of 1934

                     For the fiscal year ended May 31, 2001

                                       or

              [ ] Transition Report Under Section 13 or 15(d) of
                  The Securities Exchange Act Of 1934

              For the transition period from__________ to__________

Commission File Number:                       0-8656
                       ---------------------------------------------------------

                                    TSR, Inc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-2635899
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      400 Oser Avenue, Hauppauge, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number:      631--231--0333
                              --------------------------------------------------


Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                    ------------
                                                                (Title of Class)


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant based upon the closing price of $5.50 at July 31, 2001 was $13,412,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2001 was 4,418,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2001 Annual Meeting of Shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1. Business.

General

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides technical computer personnel to companies to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. These clients are faced with the problem of maintaining and improving the service level of increasingly complex information systems. Accelerating technological changes make it increasingly difficult and expensive for IT managers to maintain the necessary in-house capabilities. In addition, IT managers are often subject to corporate pressures to downsize staff levels and reduce expenses relating to IT personnel, which makes outsourcing of computer personnel requirements an attractive alternative. In the year ended May 31, 2001, the Company provided IT staffing services to approximately 120 clients.

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

The Company provides technical employees for projects, which usually range from three months to one year. Generally, clients may terminate projects at any time. Staffing services are provided at the client's facility and are billed primarily on an hourly basis based on the actual hours worked by technical personnel provided by the Company and with reimbursement for out-of-pocket expenses. The Company pays its technical personnel on a semi-monthly basis and invoices its clients, not less frequently than monthly.

The Company's success is dependent upon its ability to attract and retain qualified professional computer personnel. The Company believes that there is significant competition for, software professionals with the skills and experience necessary to perform the services offered by the Company. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increase. Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company's profit margins.

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey, Long Island, New York and Farmington, Connecticut. The Company does not currently intend to open additional offices, but intends to seek to grow its business by adding account executives and technical recruiters in its existing offices. However, due to the economic downturn, the Company is not currently hiring new account executives and technical recruiters and has not replaced account executives and technical recruiters who have left the Company. At these offices, as of May 31, 2001, the Company employed 15 persons who are responsible for recruiting technical personnel and 17 persons who are account executives.

MARKETING AND CLIENTS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 120 clients during the year ended May 31, 2001 as compared to 130 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2001, the Company had one client which constituted more than 10% of consolidated revenues (AT&T, 12%). AT&T has been reorganizing its IT departments and is outsourcing certain parts of its IT function. This could affect, to some extent, its need for the Company's technical staffing services. Additionally, the Company's top ten clients accounted for 51% of consolidated revenues in fiscal 2001 as compared to 49% in fiscal 2000. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

The Company's marketing is conducted through account executives that are responsible for customers in an assigned territory. Account executives call on potential new customers and are also responsible for maintaining existing client contacts within an assigned territory. Instead of utilizing technical managers to oversee the services provided by technical personnel to each client, the account executives are responsible for this role. As a result of the cost savings due to the combined functions of the account executives, the Company is able to provide its account executives with significantly higher incentive-based compensation. In addition, the Company generally pairs each account executive with a recruiter of technical personnel, who also receives incentive-based compensation. The Company believes that this approach allows the Company to more effectively serve its clients' needs for technical personnel, as well as providing its account executives and recruiters with incentives to maximize revenues in their territories.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT

The Company maintains a database of over 65,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 15 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services.

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

Personnel

As of June 30, 2001, the Company employs 255 people including its 3 executive officers. Of such employees 17 are engaged in sales, 15 are recruiters for programmers, 200 are technical and programming consultants, and 20 are in administration and clerical functions. Of the 255 employees, approximately 244 are employed by the contract computer programming services subsidiary, and 11 are employed directly by the Company.

Item 2. Properties.

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring October 31, 2005, with annual rentals of approximately $100,000. This space is used as executive and administrative offices as well as by the Registrant's operating subsidiary.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2000 and 2001:

                                      JUNE 1, 1999 - MAY 31, 2000
                                   1ST        2ND       3RD        4TH
                                 QUARTER    QUARTER   QUARTER    QUARTER
                                -----------------------------------------
High Sales Price ..........       9 3/8      8 3/4     8 7/8      6 1/2
Low Sales Price ...........       7 1/16     6         5 3/4      5 31/64


                                      JUNE 1, 2000 - MAY 31, 2001
                                   1ST         2ND      3RD        4TH
                                 QUARTER    QUARTER   QUARTER    QUARTER
                                -----------------------------------------
High Sales Price ..........       6 1/8      6 31/32   5 5/16     5 7/8
Low Sales Price ...........       4 1/2      4 9/16    3 7/16     3 25/32

There were 175 holders of record of the Company's Common Stock as of July 31, 2001. Additionally, the Company estimates that there were approximately 2,500 beneficial holders as of that date. The Company has not adopted a policy of paying cash dividends on a regular periodic basis and does not intend to declare a cash dividend for the year ending May 31, 2002.

Item 6. Selected Financial Data.

(Amounts in Thousands, Except Per Share Data)

                                       MAY 31,   May 31,  May 31,    May 31,   May 31,
                                        2001      2000     1999       1998      1997
                                      -------   -------   -------   -------   -------
Revenues*  ........................   $78,528   $78,320   $83,774   $70,435   $49,704
Income From Operations ............     6,294     7,241     8,174     6,604     2,970
Net Income ........................     3,858     4,402     4,840     3,430     1,796
Diluted Net Income Per
  Common Share ....................      0.86      0.88      0.81      0.57      0.31
Working Capital ...................    17,810    15,294    17,303    14,994     9,884
Total Assets ......................    23,284    20,945    23,191    20,516    14,044
Shareholders' Equity ..............    18,187    15,749    17,765    16,167    10,431
Book Value Per Common Share .......      4.12      3.36      3.23      2.70      1.79

Note: Net Income and Book Value Per Common Share have been adjusted for a stock split in the form of 100% stock dividend paid in November 1997.

Unaudited Quarterly Financial Data
(Amounts in Thousands, except Per Share Data)

The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2001 and 2000.

                                   Fiscal 2001
                                   -----------

                                First     Second    Third     Fourth
                               -------   -------   -------   -------
Revenues* ..................   $19,740   $21,048   $19,220   $18,520
Gross Profit ...............     4,506     4,627     4,158     3,830
Net Income .................     1,058     1,076       799       925
Basic and Diluted Net Income
    per Common Share .......      0.23      0.24      0.18      0.21

                                   Fiscal 2000
                                   -----------

                                First     Second    Third     Fourth
                               -------   -------   -------   -------
Revenues ...................   $20,649   $20,440   $18,266   $18,965
Gross Profit ...............     4,793     5,043     4,377     4,512
Net Income .................     1,155     1,214       882     1,151
Basic and Diluted Net Income
    per Common Share .......      0.22      0.23      0.18      0.24

* Amounts reported prior to the fourth quarter of fiscal 2001 have been revised to reflect the Company's adoption of EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent", effective March 1, 2001.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that trends in sales growth or operating results will continue in the future:


                                                               YEAR ENDED MAY 31,

                                                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                        2001                 2000                 1999
                                                -------------------    -----------------    -----------------
                                                             % OF                 % of                  % of
                                                AMOUNT      REVENUE    Amount    Revenue     Amount    Revenue
                                                -------     -------    -------   -------    -------    -------
Revenues* ...................................   $78,528      100.0     $78,320    100.0     $83,774     100.0
Cost of Sales* ..............................    61,407       78.2      59,595     76.1      61,787      73.8
                                                -------      -----     -------    -----     -------     -----
Gross Profit ................................    17,121       21.8      18,725     23.9      21,987      26.2

Selling, General, and Administrative Expenses    10,827       13.8      11,484     14.7      13,523      16.1
Research and Development Expenses ...........      --          --         --        --          290       0.4
                                                -------      -----     -------    -----     -------     -----
Income from Operations ......................     6,294        8.0       7,241      9.2       8,174       9.7

Other Income ................................       488        0.6         453      0.6         396       0.5
                                                -------      -----     -------    -----     -------     -----
Income Before Income Taxes ..................     6,782        8.6       7,694      9.8       8,570      10.2

Provision for Income Taxes ..................     2,924        3.7       3,292      4.2       3,730       4.4
                                                -------      -----     -------    -----     -------     -----
Net Income ..................................   $ 3,858        4.9     $ 4,402      5.6     $ 4,840       5.8
                                                =======      =====     =======    =====     =======     =====

* For fiscal 2000 and 1999, amounts revised to reflect the Company's adoption of EITF 99-19, effective March 1, 2001, as discussed above.

Revenues

Revenues consist primarily of revenues from contract computer programming services. In addition, the Company's revenues included revenues from its Year 2000 compliance solution service, which commenced in 1997. Overall, revenues for fiscal 2001 increased $208,000 over fiscal 2000. For fiscal 2001, 99.9% of revenues were derived from contract computer programming services and 0.1% of revenues were from Year 2000 services, as compared with 97.3% and 2.7% respectively in fiscal 2000.

Contract computer programming services revenues increased $2,291,000 from $76,170,000 in fiscal 2000 to $78,461,000 in fiscal 2001. Such increase in the contract computer programming services business resulted from increases in the billing rates to clients. This was partially offset by the average number of programmers on billing with clients decreasing from 500 for fiscal 2000 to 475 for fiscal 2001. The year end number of consultants on billing decreased from 470 at May 31, 2000 to 430 at May 31, 2001.

The fiscal year for contract computer programming services was broken in two very distinct halves. From June to November 2000, new projects increased as the delay of new projects from lingering Year 2000 effects lifted. During this period the number of consultants on billing with clients increased from 470 to
520. From December 2000 to May 2001, the number of consultants decreased to 430. The Company believes that this decline has resulted from the downturn in the economy. This has resulted in a significant decrease in IT projects and IT spending that has affected the IT staffing industry generally and has reduced the demand for the Company's services.

The Company's revenues from programmers on billing have also been affected by discounts required by major customers as a condition to remaining on their approved vendor lists, such as discounts for prompt payment and volume discounts. In addition, some major customers have retained a third party to provide vendor management services. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. These changes have reduced the Company's profit margins.

Revenues from the Company's Catch/21 Year 2000 compliance services, which commenced in fiscal 1997, were $67,000 for the year versus $2,150,000 in fiscal 2000. The Company expects to recognize no further Year 2000 revenues.

Revenues for fiscal 2000 decreased $5,454,000 or 6.5% from fiscal 1999. Contract computer programming services revenues decreased $367,000 resulting from a decrease in the number of consultants on billing with the clients, while Year 2000 compliance solution services revenues decreased $5,087,000. The Company believes that the decline in revenues from contract computer programming services in the year ended May 31, 2000 resulted from a slow down in new projects commenced by clients in the 1999 calendar year. The Company believes that the slow down was attributable to a delay in new IT projects due to lingering Year 2000 effects.

Cost of Sales

Cost of sales increased by $1,812,000 or 3.0% in fiscal 2001 over fiscal 2000. This increase included an increase in cost of sales in contract computer programming of $2,348,000 from $59,029,000 in fiscal 2000 to $61,377,000 for fiscal 2001. The increase in costs resulted primarily from the increase in amounts paid to technical personnel resulting primarily from the increase in contract computer programming services revenues. Year 2000 services incurred cost of sales of $30,000 in fiscal 2001 versus $566,000 in fiscal 2000.

Cost of sales as a percentage of revenues increased to 78.2% in fiscal 2001 from 76.1% in fiscal 2000. This increase is primarily attributable to the higher cost of sales as a percentage of revenue in contract computer programming services as compared to the Year 2000 services. Costs of sales in contract computer programming services as a percentage of revenue increased to 78.2% in fiscal 2001 from 77.5% in fiscal 2000. This resulted primarily from increased amounts paid to programmers outpacing the Company's ability to pass increases on to customers and discounts required by several clients, as discussed above.

Fiscal 2000 cost of sales decreased $2,192,000 or 3.5% compared to fiscal 1999. The decrease included reduced costs of $163,000 from contract computer programming, which primarily resulted from the above mentioned revenue decrease. Year 2000 services costs declined by $2,029,000 in fiscal 2000 compared to fiscal 1999.

Cost of sales as a percentage of revenues increased to 76.1% in fiscal 2000 from 73.8% in fiscal 1999. This increase is primarily attributable to the higher cost of sales as a percentage of revenue in contract computer programming services as compared to the Year 2000 services. Costs of sales in contract computer programming services as a percentage of revenue increased to 77.5% in fiscal 2000 from 77.3% in fiscal 1999. This resulted primarily from increased amounts paid to programmers outpacing the Company's ability to pass increases on to customers. The cost of sales for the Company's contract computer programming services are variable because technical personnel are generally hired on a per diem basis to staff particular projects for clients. Due to slower than anticipated growth in its Year 2000 compliance services, the Company significantly reduced the number of employees in its Year 2000 services during fiscal year 1999, and provided such services in fiscal 2000 through contractual arrangement with certain former employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $657,000 or 5.7% from $11,484,000 in fiscal 2000 to $10,827,000 in fiscal 2001. Selling, general and administrative expenses attributable to contract computer programming services expenses decreased $544,000 from the prior year to $10,811,000. Commissions relating to revenues from contract computer programming services decreased, and there was an overall decrease in expenses as a result of the turnover of account executives and technical recruiting professionals. In fiscal 2001 approximately $16,000 in selling, general and administrative expenses were attributable to the Catch/21 compliance services as compared to $129,000 in fiscal 2000. These expenses consisted primarily of management and facilities expenses.

Selling, general and administrative expenses decreased $2,039,000 or 15.1% from $13,523,000 in fiscal 1999 to $11,484,000 in fiscal 2000, primarily from the reduction in expenses related to Year 2000 services. Contract computer programming services expenses in fiscal 2000 increased $72,000 over the prior year to $11,355,000. Although commissions relating to revenues from contract computer programming services decreased, there was an overall increase in expenses as a result of the hiring of additional account executives and technical recruiting professionals in fiscal 2000 to broaden the Company's client base in connection with the continuation of the Company's planned expansion. In fiscal 2000 approximately $129,000 in selling, general and administrative expenses were attributable to the Catch/21 compliance services as compared to $2,240,000 in fiscal 1999. These expenses consisted primarily of marketing, advertising, and management and facilities expenses.

Research and Development

Research and development costs of $290,000 in the fiscal 1999 represent amounts expended to expand Catch/21, the Company's Year 2000 compliance solution, and product offerings into additional computer platforms and languages. There were no research and development costs in fiscal 2001 or 2000 as a result of the phase out of the Year 2000 services.

Income from Operations

In the fiscal year ended May 31, 2001 contract computer programming services contributed $6,273,000 or 99.7% of income from operations, while Year 2000 services contributed the remaining $21,000 or 0.3%. In the fiscal year ended May 31,2000, contract computer programming services contributed $5,786,000 or 79.9% of income from operations, Year 2000 services contributed $1,455,000 or 20.1%. The increased income from operations from contract computer programming services resulted primarily from a reduction in selling, general and administrative expenses. Although revenues in this area increased over $2 million, there was a corresponding increase in the cost of sales.

Other Income

Fiscal 2001 other income resulted primarily from interest and dividend income of $466,000, which increased due to a higher investable base. The Company also had a net gain of $22,000 from marketable securities due to a gain of $23,000 from a sale of trading securities partially offset by the mark to market adjustments of its equity portfolio.

Fiscal 2000 other income also resulted primarily from interest and dividend income of $421,000. The Company also had a net gain of $8,000 from marketable securities due to mark to market adjustments of its equity portfolio and $24,000 in gains from sales of fixed assets.

Income Taxes

The effective income tax rate increased from 42.8% in fiscal 2000 to 43.1% in fiscal 2001 because of higher state and local taxes.

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

At May 31, 2001, the Company had working capital of $17,810,000 and cash and cash equivalents of $6,208,000 as compared to working capital of $15,294,000 and cash and cash equivalents of $4,110,000 at May 31, 2000. Working capital and cash and cash equivalents increased primarily due to the Company's net income.

Net cash flow of $4,712,000 was provided by operations during fiscal 2001 as compared to $5,808,000 of net cash flow from in operations in fiscal 2000. The cash flow from operations primarily resulted from net income of $3,858,000 in fiscal 2001 and as a result of a decrease in accounts receivable of $881,000 from $12,817,000 at May 31, 2000 to $11,936,000 at May 31, 2001. This decrease in accounts receivable occurred primarily because of earlier payments from some larger clients, which have instituted prompt payment discounts, thereby shortening the payment cycle.

Cash flow used in investing activities resulted primarily because the Company used excess cash to buy additional United States Treasury Bills with maturities in excess of three months.

Cash flow used in financing activities resulted from the purchase of 262,400 shares of common stock for $1,419,000. As of July 31, 2001, the Company has repurchased a cumulative total of 1,660,314 shares at an average price of $7.25 or a total cost of $12,031,000. The Company completed the initial buy back authorization of 600,000 shares and the Company's board of directors has authorized three additional repurchases totaling up to an additional 1,250,000 shares of its common stock. No time limit has been placed on the duration of the share repurchases. Subject to applicable securities laws, such purchases will be at times and in amounts as the Company deems appropriate and may be discontinued at any time. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by the authorizations.

The Company's capital resource commitments at May 31, 2001 consisted of lease obligations on its branch and corporate facilities amounting to $1,238,000 over the next five years. The Company intends to meet these commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during fiscal 2001. The Company has available a revolving line of credit of $5,000,000 with a major money center bank which the Company believes provides sufficient financing if the need arose. As of May 31, 2001 there were no amounts outstanding under this line of credit.

Impact of New Accounting Standards

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the impact of SFAS No. 133 on its consolidated financial statements.

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

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes, and Ernest Bago, the President of TSR's contract computer programming services subsidiary. The Company has entered into employment agreements with Mr. Hughes and Mr. Bago for terms expiring on May 31, 2002. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the services of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Relationships.

In the fiscal year, ended May 31, 2001, the Company's largest client, AT&T Corp. ("AT&T") accounted for 12% of the Company's consolidated revenues. AT&T has reorganized its IT department and is outsourcing more of its IT functions. Additionally, AT&T is in the process of spinning off several of its business units. This restructuring may reduce, to some extent, AT&T'S requirements for temporary personnel. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts, including those with AT&T, are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company's financial condition and results of operations.

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

Rapidly Changing Industry

The computer industry is characterized by rapidly changing technology and evolving industry standards. In recent years, there have been certain trends in the computer industry which have increased the demand for technical staffing services. These include the overall increase in the sophistication and interdependency of computer technology and a focus by IT managers on cost-efficient solutions. Recently, there has been an increased focus on the Internet and e-Commerce and there has been a shift away from mainframe legacy systems. Historically, much of the Company's staffing services has related to mainframe legacy systems. There can be no assurance that these changes will not adversely affect demand for technical staffing services. Organizations may elect to perform such services in-house or outsource such functions to companies that do not utilize temporary staffing, such as that provided by the Company.

There have also been recent changes in the industry, which could potentially affect the Company's operating results. Many customers have begun retaining third parties to provide vendor management services. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. Additionally, a number of companies have begun limiting the number of companies on their approved vendor lists, and in some cases this has required the Company to sub-contract with a company on the approved vendor list to provide services to customers. The Company can not predict at this time what long-term effect these changes will have on the Company's business and results of operations.

Effect of Fluctuations in Economic Conditions

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. Beginning with the second half of the Company's 2001 fiscal year, the Company has experienced a decline in demand for its IT staffing services. The Company attributes this decline to customers reducing their spending on IT projects as a result of the current economic environment.

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

The Company's contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client's supervision. Although the Company has little control over the client's workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by clients. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel, errors, and misuse of client proprietary information or theft of client property. To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker's compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its clients from the foregoing. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to cover any such liability.

Item 8. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report ..............................................  15

Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 2001 and 2000 ...................  16

Consolidated Statements of Earnings for the
years ended May 31, 2001, 2000 and 1999 ...................................  18

Consolidated Statements of Shareholders' Equity
for the years ended May 31, 2001, 2000 and 1999 ...........................  19

Consolidated Statements of Cash Flows for the
years ended May 31, 2001, 2000 and 1999 ...................................  20

Notes to Consolidated Financial Statements ................................  21

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TSR, Inc.:

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  /s/ KPMG LLP



Melville, New York
July 16, 2001

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2001 AND 2000

                                     ASSETS

                                                          2001            2000
                                                       -----------   -----------
CURRENT ASSETS:
 Cash and cash equivalents (note 1(e)) .............   $ 6,208,361   $ 4,110,283
 Marketable securities (note 1 (f)) ................     4,432,978     3,279,232
 Accounts receivable:
  Trade (net of allowance for doubtful accounts
   of $273,000 in 2001 and $173,000 in 2000) .......    11,935,795    12,816,762
  Other ............................................        59,016       146,318
                                                       -----------   -----------
                                                        11,994,811    12,963,080

 Prepaid expenses ..................................        33,727        39,700
 Prepaid and recoverable income taxes ..............       144,363        39,158
 Deferred income taxes (note 2) ....................        93,000        59,000
                                                       -----------   -----------

 TOTAL CURRENT ASSETS ..............................    22,907,240    20,490,453
                                                       -----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
 Equipment .........................................       433,250       435,692
 Furniture and fixtures ............................       126,404       103,237
 Automobiles .......................................       128,859       128,859
 Leasehold improvements ............................        69,386        92,215
                                                       -----------   -----------
                                                           757,899       760,003

 Less accumulated depreciation and amortization ....       616,386       576,647
                                                       -----------   -----------
                                                           141,513       183,356

OTHER ASSETS .......................................        46,145        40,302
DEFERRED INCOME TAXES (NOTE 2) .....................       189,000       231,000
                                                       -----------   -----------

                                                       $23,283,898   $20,945,111
                                                       ===========   ===========



See accompanying notes to consolidated financial statements.

                                                                     (Continued)


                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                              MAY 31, 2001 AND 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            2001         2000
                                                                            ----         ----
CURRENT LIABILITIES:
 Accounts and other payables .......................................   $   123,852   $   178,077
 Accrued and other liabilities:
  Salaries, wages and commissions ..................................     2,839,049     3,222,932
  Legal and professional fees ......................................       142,597       110,284
  Other ............................................................        89,262       229,808
                                                                       -----------   -----------
                                                                         3,070,908     3,563,024

 Advances from customers ...........................................     1,688,150     1,234,660
 Income taxes payable ..............................................       213,955       220,823
                                                                       -----------   -----------

 TOTAL CURRENT LIABILITIES .........................................     5,096,865     5,196,584
                                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)


SHAREHOLDERS' EQUITY (NOTES 4 AND 8):
 Preferred stock, $1.00 par value,
  Authorized 1,000,000 shares; none issued .........................          --            --
 Common stock, $.01 par value authorized
  25,000,000 shares; issued 6,078,326 shares .......................        60,783        60,783
 Additional paid-in capital ........................................     4,134,053     4,134,053
 Retained earnings .................................................    26,023,498    22,165,851
                                                                       -----------   -----------
                                                                        30,218,334    26,360,687
 Less: Treasury stock, 1,660,314 and 1,397,914 shares, at cost .....    12,031,301    10,612,160
                                                                       -----------   -----------

 TOTAL SHAREHOLDERS' EQUITY ........................................    18,187,033    15,748,527
                                                                       -----------   -----------

                                                                       $23,283,898   $20,945,111
                                                                       ===========   ===========



See accompanying notes to consolidated financial statements.


                           TSR, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999

                                                       2001          2000         1999
                                                   -----------   -----------   -----------
REVENUES .......................................   $78,527,731   $78,320,755   $83,773,531

COST OF SALES ..................................    61,407,090    59,595,087    61,786,271
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    10,826,855    11,484,803    13,523,290
RESEARCH AND DEVELOPMENT EXPENSES ..............          --            --         289,498
                                                   -----------   -----------   -----------
                                                    72,233,945    71,079,890    75,599,059
                                                   -----------   -----------   -----------

INCOME FROM OPERATIONS .........................     6,293,786     7,240,865     8,174,472
                                                   -----------   -----------   -----------

OTHER INCOME:
 Interest and dividend income ..................       466,006       421,139       369,736
 Gain from marketable securities, net ..........        21,855         7,810         3,300
 Gain from sales of assets .....................          --          23,950        22,861
                                                   -----------   -----------   -----------
                                                       487,861       452,899       395,897
                                                   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES .....................     6,781,647     7,693,764     8,570,369

PROVISION FOR INCOME TAXES (NOTE 2) ............     2,924,000     3,292,000     3,730,000
                                                   -----------   -----------   -----------

    NET INCOME .................................   $ 3,857,647   $ 4,401,764   $ 4,840,369
                                                   ===========   ===========   ===========

BASIC NET INCOME PER COMMON SHARE ..............   $      0.86   $      0.88   $      0.81
                                                   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING ...................................     4,494,495     5,022,948     5,951,274
                                                   ===========   ===========   ===========

DILUTED NET INCOME PER COMMON SHARE ............   $      0.86   $      0.88   $      0.81
                                                   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES
 OUTSTANDING ...................................     4,494,495     5,022,948     5,951,274
                                                   ===========   ===========   ===========




See accompanying notes to consolidated financial statements.


                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999


                                                 ADDITIONAL                                  TOTAL SHARE-
                                     COMMON       PAID-IN        RETAINED       TREASURY       HOLDERS'
                                     STOCK        CAPITAL        EARNINGS        STOCK          EQUITY
                                ------------   ------------   ------------    ----------     ------------
BALANCE AT MAY 31, 1998 .....   $     59,883   $  3,183,246   $ 12,923,718    $      --      $ 16,166,847

EXERCISE OF STOCK OPTIONS ...            900        820,807           --             --           821,707
TAX BENEFIT RELATING TO STOCK
OPTIONS .....................           --          130,000           --             --           130,000
PURCHASE OF TREASURY STOCK ..           --             --             --       (4,194,378)     (4,194,378)
NET INCOME ..................           --             --        4,840,369           --         4,840,369
                                ------------   ------------   ------------    -----------    ------------

BALANCE OF MAY 31, 1999 .....         60,783      4,134,053     17,764,087     (4,194,378)     17,764,545

PURCHASE OF TREASURY STOCK ..           --             --             --       (6,417,782)     (6,417,782)
NET INCOME ..................           --             --        4,401,764           --         4,401,764
                                ------------   ------------   ------------    -----------    ------------

BALANCE AT MAY 31, 2000 .....         60,783      4,134,053     22,165,851    (10,612,160)     15,748,527

PURCHASE OF TREASURY STOCK ..           --             --             --       (1,419,141)     (1,419,141)
NET INCOME ..................           --             --        3,857,647           --         3,857,647
                                ------------   ------------   ------------    -----------    ------------

BALANCE AT MAY 31, 2001 .....   $     60,783   $  4,134,053   $ 26,023,498   $(12,031,301)   $ 18,187,033
                                ============   ============   ============   ============    ============



See accompanying notes to consolidated financial statements.


                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2001, 2000 AND 1999

                                                             2001             2000             1999
                                                         -----------      -----------      -----------
Cash flows from operating activities:

 Net Income ........................................     $ 3,857,647      $ 4,401,764      $ 4,840,369
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization ...................         104,626          143,618        1,037,103
   Provision for doubtful accounts .................         100,000             --               --
   Gain from marketable securities, net ............         (21,855)          (7,810)          (3,300)
   Gain on sale of fixed assets ....................            --            (23,950)         (22,861)
   Deferred income taxes ...........................           8,000           34,000         (192,000)
 Changes in assets and liabilities
  Accounts receivable-trade ........................         780,967        1,409,527          811,706
  Other accounts receivable ........................          87,302           21,097          (80,643)
  Prepaid expenses .................................           5,973            5,031           22,718
  Prepaid and recoverable income taxes .............        (105,205)          59,631           (7,966)
  Other assets .....................................          (5,843)          (5,026)         (19,281)
  Accounts payable and accrued expenses ............        (546,341)        (338,479)         850,184
  Advances from customers ..........................         453,490           28,523          259,880
  Income taxes payable .............................          (6,868)          80,275           97,171
                                                         -----------      -----------      -----------

 Net cash provided by operating activities .........       4,711,893        5,808,201        7,593,080
                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and sales of
  marketable securities ............................       5,692,241        6,985,767        2,426,364
 Purchases of marketable securities ................      (6,824,132)      (4,358,917)      (6,745,391)
 Proceeds from sales of fixed assets ...............            --             23,950           25,000
 Purchases of fixed assets .........................         (62,783)        (165,659)        (116,781)
                                                         -----------      -----------      -----------

 Net cash provided by (used in) investing activities      (1,194,674)       2,485,141       (4,410,808)
                                                         -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercises of stock options ..........            --               --            821,707
 Purchases of treasury stock .......................      (1,419,141)      (6,417,782)      (4,194,378)
                                                         -----------      -----------      -----------

 Net cash used in financing activities .............      (1,419,141)      (6,417,782)      (3,372,671)
                                                         -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ..................................       2,098,078        1,875,560         (190,399)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....       4,110,283        2,234,723        2,425,122
                                                         -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...........     $ 6,208,361      $ 4,110,283      $ 2,234,723
                                                         ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE:
 Income taxes paid .................................     $ 3,028,000      $ 3,118,000      $ 3,833,000
                                                         ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2001, 2000 AND 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  BUSINESS
     TSR, Inc. and subsidiaries ("the Company") is primarily engaged in providing contract computer programming services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities. In addition, the Company provided services converting software applications to be Year 2000 compliant utilizing Catch/21, a Year 2000 compliance software solution which automated to a significant extent, the conversion process.

(B)  PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of TSR, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)  REVENUE RECOGNITION
     The Company's contract computer programming services are generally provided under time and materials arrangements with its customers. Accordingly, such revenues are recognized as services are provided. Provided that acceptance was probable, revenue from Catch/21 code conversion was recognized when the converted code was delivered. Advances from customers represent amounts received from customers prior to the Company's provision of the related services. Such amounts are expected to be settled within the next fiscal year.

     Effective March 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Accordingly, prior years' revenues and cost of sales have been revised to conform to the fiscal 2001 presentation.

(D)  RESEARCH AND DEVELOPMENT
     Research and development expenses in fiscal 1999 consisted of expenditures to expand Catch/21, the Company's Year 2000 compliance solution. There were no such expenses in fiscal 2000 or 2001.

(E)  CASH AND CASH EQUIVALENTS
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2001 and 2000:

                                    2001            2000
                                 ----------     ----------
          Cash in banks ....     $2,547,391     $  701,838
          Money Market Funds      2,671,275      2,423,235
          US Treasury Bills         989,695        985,210
                                 ----------     ----------
                                 $6,208,361     $4,110,283
                                 ==========     ==========

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2001, 2000 AND 1999

(F)  MARKETABLE SECURITIES
     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or, (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range between three months and one year), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading. Trading securities are carried at fair value with unrealized holding gains and losses included in earnings. The Company's marketable securities are summarized as follows:


                                                    Gross            Gross
                                                 Unrealized       Unrealized
                                  Amortized        Holding          Holding
                                    Cost            Gains            Losses         Fair Value
                                 -----------     -----------      -----------      -----------
2001: US TREASURY SECURITIES     $ 4,400,221     $        --      $        --      $ 4,400,221
      EQUITY SECURITIES ....          28,287           6,413           (1,943)          32,757
                                 -----------     -----------      -----------      -----------
                                 $ 4,428,508     $     6,413      $    (1,943)     $ 4,432,978
                                 ===========     ===========      ===========      ===========

2000: US Treasury Securities     $ 3,140,322     $        --      $        --      $ 3,140,322
      Equity Securities ....         133,290          34,123          (28,503)         138,910
                                 -----------     -----------      -----------      -----------
                                 $ 3,273,612     $    34,123      $   (28,503)     $ 3,279,232
                                 ===========     ===========      ===========      ===========


(G)  DEPRECIATION AND AMORTIZATION
      Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

          Equipment ............   3 years
          Furniture and fixtures   3 years
          Automobiles ..........   3 years
          Leasehold improvements   Lesser of lease term or useful life

(H)  NET INCOME PER COMMON SHARE
     Basic net income per common share is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 190,000 have been omitted from the calculation of diluted net income per common share for the fiscal year ended May 31, 2001. Therefore, the weighted average number of common shares outstanding is the same for the basic and diluted net income per share calculations.

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

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2001, 2000 AND 1999

(J)  FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 2001.

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

(L)  STOCK-BASED COMPENSATION
     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for employee stock-based compensation and makes pro forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, "Accounting for Stock Based Compensation", had been applied.

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

(N)  COMPREHENSIVE INCOME
     In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. The Company's net income equaled comprehensive income in fiscal 1999, 2000, and 2001.

(O)  IMPACT OF NEW ACCOUNTING STANDARDS
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the impact of SFAS No. 133 on its consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2001, 2000 AND 1999

(2)  INCOME TAXES
     A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2001, 2000, and 1999 to the reported amounts is as follows:


                                                    2001                   2000                    1999
                                          AMOUNT          %       Amount         %         Amount         %
                                        ----------      ----    ----------     ----      ----------      ----
Amounts at statutory federal tax rate   $2,306,000      34.0%   $2,616,000     34.0%     $2,914,000      34.0%
State and local taxes, net of
 federal income tax effect ..........      574,000       8.5       624,000      8.1         734,000       8.5
Non-deductable expenses .............       44,000       0.6        52,000      0.7          82,000       1.0
                                        ----------      ----    ----------     ----      ----------      ----
                                        $2,924,000      43.1%   $3,292,000     42.8%     $3,730,000      43.5%
                                        ==========      ====    ==========     ====      ==========      ====


The components of the provision for income taxes are as follows:

                                    Federal           State             Total
                                 -----------       -----------      -----------
2001: CURRENT .............      $ 2,047,000       $   897,000      $ 2,916,000
      DEFERRED ............            8,000              --              8,000
                                 -----------       -----------      -----------
                                 $ 2,055,000       $   869,000      $ 2,924,000
                                 ===========       ===========      ===========

2000: Current .............      $ 2,313,000       $   945,000      $ 3,258,000
      Deferred ............           34,000              --             34,000
                                 -----------       -----------      -----------
                                 $ 2,347,000       $   945,000      $ 3,292,000
                                 ===========       ===========      ===========

1999: Current .............      $ 2,810,000       $ 1,112,000      $ 3,922,000
      Deferred ............         (192,000)             --           (192,000)
                                 -----------       -----------      -----------
                                 $ 2,618,000       $ 1,112,000      $ 3,730,000
                                 ===========       ===========      ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2001 and 2000 are as follows:

                                                         2001       2000
                                                       --------   --------
          Allowance for doubtful accounts receivable $ 93,000 $ 59,000 Equipment and leasehold improvement
             depreciation and amortization .........    189,000    231,000
                                                       --------   --------
                Total deferred income tax assets ...   $282,000   $290,000
                                                       ========   ========


     The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.

(3)  SEGMENT REPORTING AND MAJOR CUSTOMERS
     The Company currently operates in one business segment, computer programming services.

     In fiscal 2001, 2000 and 1999 the Company derived 12.1%, 17.4% and 13.8%, respectively, of consolidated revenues from one customer for contract computer programming services.

                                                                     (Continued)
                                     Page 24

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2001, 2000 AND 1999

(4)  STOCK OPTIONS
     The 1997 Employee Stock Option Plan provides for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable as determined on the date of the grant and expire on the third anniversary of the date of grant.


                                           Stock Options Outstanding

                                                                                 WEIGHTED
                                                                   EXERCISE       AVERAGE
                                                    SHARES           PRICE         PRICE
                                                  --------       ------------   ---------
     Outstanding at May 31, 1998 ...........       610,000       $9.125-14.75   $   11.38

     Options exercised .....................       (90,050)             9.125       9.125
     Options canceled ......................      (140,000)       13.50-14.75       13.84
                                                  --------       ------------   ---------

     Outstanding at May 31, 1999 ...........       379,950       9.125-14.625       11.00

     Options expired and canceled ..........      (149,950)      9.125-14.625        9.86
                                                  --------       ------------   ---------

     Outstanding at May 31, 2000 ...........       230,000              11.75       11.75

     Options expired and canceled ..........      (230,000)             11.75       11.75
     Options granted .......................       190,000               5.53        5.53
                                                  --------       ------------   ---------

     OUTSTANDING AT MAY 31, 2001 ...........       190,000       $       5.53   $    5.53
                                                  ========       ============   =========

     Exercisable at May 31, 2001 ...........       170,000       $       5.53   $    5.53
                                                  ========       ============   =========

     The per share weighted-average fair value of stock options granted during 2001 was approximately $2.11 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%,expected stock volatility of 48%, and an expected option life of three years. There were no options granted in fiscal 1999 or 2000.

     The Company applies APB Opinion No. 25 in accounting for its stock option grants and accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and diluted net income per common share in fiscal 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:


                                                      2001           2000             1999
                                                      ----           ----             ----
          Net Income
          ----------
          As reported ........................   $   3,857,647   $   4,401,764   $   4,840,369
          Pro Forma ..........................   $   3,643,000   $   4,401,764   $   4,642,000

          Diluted Net Income Per Common Share
          -----------------------------------
          As reported ........................   $        0.86   $        0.88   $        0.81
          Pro Forma ..........................   $        0.81   $        0.88   $        0.78

(5)  LINE OF CREDIT
     The Company has an available line of credit of $5,000,000 with a major money center bank. As of May 31, 2001, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance.

                                                                     (Continued)
                                     Page 25

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2001, 2000 AND 1999

(6)  COMMITMENTS

     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2001 follows:



                           FISCAL YEAR        AMOUNT
                           -----------        ------
                           2002 ............ $  381,000
                           2003 ............    278,000
                           2004 ............    252,000
                           2005 ............    256,000
                           Thereafter ......     72,000

     Total rent expenses under all lease agreements amounted to $350,000, $311,000, and $355 000, in fiscal 2001, 2000, and 1999 respectively.


(7)  EMPLOYMENT AGREEMENTS
     In June 1998, an employment agreement was entered into with the President of the contract computer programming services subsidiary providing for an annual base salary of $200,000 and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract computer programming services subsidiary. During fiscal 2001, 2000, and 1999, $282,000, $373,000 and $675,000, was paid as incentive compensation. This agreement is for a four-year term ending May 31, 2002 and provides for severance, in the event of termination, of a maximum of one year's salary. In the event of a change in control of the Corporation, the executive would be entitled to a severance payment of 2.99 times his average total compensation but not in excess of $250,000 times the remaining years in the contract term.

     In June 1997, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer, which terminates May 31, 2002. This agreement provides for an initial base salary of $375,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000. In fiscal 2001, 2000, and 1999, the minimum bonus of 7.5% of pre-tax profit was awarded, which amounted to $550,000, $624,000, and $694,000, respectively.

(8)  TREASURY STOCK

     During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $4,194,378, 576,500 shares of its common stock at the market value of the stock on the purchase date. Additionally, in June 1999 and January 2000 the Board of Directors authorized additional buy backs of up to 500,000 shares of common stock each. In fiscal 2000, the Company repurchased for $6,417,782, 821,414 shares of its common stock at the market value of the stock at the purchase date. In October 2000, the Board of Directors authorized an additional buyback of up to 250,000 shares of common stock. In fiscal 2001, the Company repurchased for $1,419,141, 262,400 shares of its common stock at the market value of the stock at the purchase date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure- None

Part III

Item 10. Directors and Executive Officers of the Company.

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2001 Annual Meeting of Shareholders.

PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

          1. The financial statements as indicated in the index set forth on page 14.

          2. Financial statement schedule:
                Schedule supporting consolidated financial statements:    Page
                                                                          ----
                Schedule II - Valuation and Qualifying Accounts            27

     Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

          3. Exhibits as listed in Exhibit Index on page 29.

(b) Reports on Form 8-K: None

                           TSR, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at   Charged to
                                         Beginning     Cost and   Deductions/    Balance at
                                         of Period      Expense   Write-Offs   End of Period
                                         ---------      -------   ----------   -------------
             Year ended May 31, 2001:
     Allowance for doubtful accounts ...  $173,000     $ 100,000    $   --         $273,000
                                          ========     =========    ======         ========

             Year ended May 31, 2000:
     Allowance for doubtful accounts ...  $173,000     $      --    $   --         $173,000
                                          ========     =========    ======         ========

             Year ended May 31, 1999:
     Allowance for doubtful accounts ...  $173,000     $      --    $   --         $173,000
                                          ========     =========    ======         ========

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



TSR, INC.


By: /s/ J.F. Hughes
-----------------------------
        J.F. Hughes, Chairman

Dated: August 14, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ J.F. Hughes
----------------------------------------------------------------------
J. F. Hughes, President, Treasurer and Director


/s/ John G. Sharkey
----------------------------------------------------------------------
John G. Sharkey, Vice President, Finance, Controller and Secretary


/s/ Ernest G. Bago
----------------------------------------------------------------------
Ernest G. Bago, President, TSR Consulting Services, Inc. and Director


 /s/ John H. Hochuli, Jr
----------------------------------------------------------------------
John H. Hochuli, Jr., Director

/s/ James J. Hill
----------------------------------------------------------------------
 James J. Hill, Director

/s/ Christopher Hughes
----------------------------------------------------------------------
Christopher Hughes, Director

/s/ Robert A. Esernio
----------------------------------------------------------------------
Robert Esernio, Director



Dated: August 14, 2001
                                     Page 28

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                            FORM 10-K, MAY 31, 2001


 EXHIBIT                                                            SEQUENTIAL
 NUMBER                         EXHIBIT                               PAGE #
 ------                                                             ----------

3.1  Articles of Incorporation for the Company, as amended.
     Incorporated by reference to Exhibit 3.1 to the Annual
     Report on Form 10-K filed by the Company for the fiscal year
     ended May 31, 1998.                                               N/A

3.2  Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report of Form 10-K filed by
     the Company for the fiscal year ended May 31, 1998.               N/A

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

10.6 Employment Agreement dated January 1, 2000 between the
     Company and John G. Sharkey incorporated by reference to
     Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by
     the Company for the quarter ended November 30, 1999.              N/A

21   List of Subsidiaries                                              30

23   Consent of KPMG LLP                                               31