Form 10-Q
period 2001-08-31
TSR INC
filed 2001-10-11
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended August 31, 2001
                                           ---------------


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from       to
                                                 -----    -----


Commission File Number:                        0-8656
                       ----------------------------------------------------


                                    TSR, Inc.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-2635899
------------------------------             -------------------------------------
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

[X] Yes     [ ]  No

                               SHARES OUTSTANDING

           4,418,012 shares of common stock, par value $.01 per share, as of September 30, 2001
--------------------------------------------------------------------------------

                                                 TSR, INC. AND SUBSIDIARIES
                                                            INDEX

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
Part I.  Financial Information:

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                       August 31, 2001 and May 31, 2001...........................................................     3

                  Condensed Consolidated Statements of Earnings -
                       For the three months ended August 31, 2001 and 2000........................................     4

                  Condensed Consolidated Statements of Cash Flows -
                       For the three months ended August 31, 2001 and 2000........................................     5

                  Notes to Condensed Consolidated Financial Statements............................................     6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations......................................................................     8

Part II. Other Information........................................................................................    11

Signatures........................................................................................................    11

Part I. Financial Information
        Item 1. Financial Statements

                                                 TSR, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                            August 31,             May 31,
ASSETS                                                                                        2001                  2001
                                                                                           -----------           -----------
                                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 6) ........................................           $ 7,015,208           $ 6,208,361
     Marketable securities (Note 7) ............................................             4,939,488             4,432,978
     Accounts receivable (net of allowance for
         doubtful accounts of $230,000 and $273,000) ...........................            12,140,106            11,935,795
     Other receivables .........................................................                44,685                59,016
     Prepaid expenses ..........................................................                31,596                33,727
     Prepaid and recoverable income taxes ......................................                22,606               144,363
     Deferred income taxes .....................................................                78,000                93,000
                                                                                           -----------           -----------
         Total current assets ..................................................            24,271,689            22,907,240

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $639,000 and $616,000) ...................               136,310               141,513
Other assets ...................................................................                46,145                46,145
Deferred income taxes ..........................................................               189,000               189,000
Acquired client relationships, net (Note 9) ....................................               171,608                  --
                                                                                           -----------           -----------
                                                                                           $24,814,752           $23,283,898
                                                                                           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ...............................................           $   273,380           $   123,852
     Accrued expenses and other current liabilities ............................             3,360,501             3,070,908
     Advances from customers ...................................................             1,556,485             1,688,150
     Income taxes payable ......................................................               574,859               213,955
                                                                                           -----------           -----------
         Total current liabilities .............................................             5,765,225             5,096,865
                                                                                           -----------           -----------

Minority Interest ..............................................................                 1,000                  --
                                                                                           -----------           -----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued .........................................                  --                    --
     Common stock, $.01 par value, authorized
         25,000,000 shares; issued 6,078,326 shares ............................                60,783                60,783
     Additional paid-in capital ................................................             4,134,053             4,134,053
     Retained earnings .........................................................            26,884,992            26,023,498
                                                                                           -----------           -----------
                                                                                            31,079,828            30,218,334
     Less: Treasury Stock, 1,660,314 shares, at cost (Note 8) ..................            12,031,301            12,031,301
                                                                                           -----------           -----------
                                                                                            19,048,527            18,187,033
                                                                                           -----------           -----------
                                                                                           $24,814,752           $23,283,898
                                                                                           ===========           ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   TSR, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                       FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                                                           (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                           August 31,
                                                                                                  -----------------------------
                                                                                                     2001              2000
                                                                                                  -----------       -----------
Revenues ...................................................................................      $17,417,892       $19,740,535

Cost of sales ..............................................................................       13,560,773        15,234,338
Selling, general and administrative expenses ...............................................        2,405,124         2,774,763
                                                                                                  -----------       -----------
                                                                                                   15,965,897        18,009,101

Income from operations .....................................................................        1,451,995         1,731,434

Other income:
         Interest and dividend income ......................................................           75,688           100,816
         Unrealized (loss) gain from marketable securities, net ............................           (2,189)           41,939
                                                                                                  -----------       -----------

Income before income taxes .................................................................        1,525,494         1,874,189
Provision for income taxes .................................................................          664,000           816,000
                                                                                                  -----------       -----------

         Net income.........................................................................      $   861,494       $ 1,058,189
                                                                                                  ===========       ===========

Basic and diluted net income per common share ..............................................      $      0.19       $      0.23
                                                                                                  ===========       ===========

Weighted average number of basic and diluted common shares outstanding .....................        4,418,012       $ 4,613,179
                                                                                                  ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Effective March 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Accordingly, prior year's revenues and cost of sales have been revised to conform to the fiscal 2002 presentation.

                                       TSR, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                                               (UNAUDITED)

                                                                              Three Months Ended
                                                                                  August 31,
                                                                          -----------------------------
                                                                              2001               2000
                                                                          -----------       -----------
Cash flows from operating activities:
     Net income ....................................................      $   861,494       $ 1,058,189
     Adjustments to reconcile net income
           to net cash provided by (used in) operating activities:
         Depreciation and amortization .............................           22,219            31,483
         Deferred income taxes .....................................           15,000             4,000
         Unrealized loss (gain) from marketable securities, net ....            2,189           (41,939)
     Changes in assets and liabilities:
             Accounts receivable ...................................           92,384        (2,320,004)
             Other receivables .....................................           21,156            60,486
             Prepaid expenses ......................................            2,131             3,110
             Prepaid and recoverable income taxes ..................          121,757            17,458
             Other assets ..........................................             --             (12,820)
             Accounts payable and accrued expenses .................          221,541           406,455
             Income taxes payable ..................................          360,904           538,056
             Advances from customers ...............................         (131,665)           69,486
                                                                          -----------       -----------

     Net cash provided by (used in) operating activities ...........        1,589,110          (186,040)
                                                                          -----------       -----------

   Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities        2,439,441         1,459,560
         Purchases of marketable securities ........................       (2,948,140)         (969,615)
         Purchases of fixed assets .................................             --              (2,811)
         Purchase of net assets, net of cash acquired ..............         (274,564)             --
                                                                          -----------       -----------

     Net cash (used in) provided by investing activities ...........         (783,263)          487,134
                                                                          -----------       -----------

Cash flows from financing activities:
         Purchase of treasury stock ................................             --            (646,480)
         Proceeds from sale of minority interest ...................            1,000              --
                                                                          -----------       -----------

     Net cash provided by (used in) financing activities ...........            1,000          (646,480)
                                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents ...............          806,847          (345,386)
Cash and cash equivalents at beginning of period ...................        6,208,361         4,110,283
                                                                          -----------       -----------

Cash and cash equivalents at end of period .........................      $ 7,015,208       $ 3,764,897
                                                                          ===========       ===========

Supplemental Disclosures:
      Income tax payments ..........................................      $   166,000       $   256,000
                                                                          ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001
                                   (UNAUDITED)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information refer to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, the results of operations, and cash flows for the periods presented.

3. The Company is primarily engaged in the business of providing computer programming consulting services. The Company provides technical computer personnel to companies to supplement their in-house information technology capabilities.

4. The condensed consolidated financial statements include the accounts of TSR, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents a minority member's share of the net equity of a partially owned subsidiary.

5. The Company's contract computer programming services are generally provided under time and materials agreements with customers. Accordingly, the Company recognizes such revenues as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services. Such amounts are expected to be settled within the next year.

     Effective March 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Accordingly, prior years' revenues and cost of sales have been revised to conform to the fiscal 2002 presentation.

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2001:

                 Cash in banks ........................    $ 1,772,537
                 Money Market Funds....................      3,260,061
                 US Treasury Bills.....................      1,982,610
                                                           -----------
                                                           $ 7,015,208
                                                           ===========

7. Marketable securities consists of United States Treasury Bills and equity securities. Treasury bills with maturities at acquisition in excess of 90 days are classified as held to maturity investments and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at August 31, 2001 are as follows:

                                                              Gross             Gross
                                                            Unrealized       Unrealized
                                             Amortized        Holding          Holding
                                                Cost           Gains           Losses        Fair Value
                                            -----------       -------         --------      -----------
      United States Treasury Bills........  $ 4,908,920          --              --         $ 4,908,920
      Equity Securities...................       28,287         5,502           (3,221)          30,568
                                            -----------       -------         --------      -----------
                                            $ 4,937,207       $ 5,502         $ (3,221)     $ 4,939,488
                                            ===========       =======         =========     ===========

8. During the quarter ended August 31, 2000, the Company repurchased 116,600 shares of its common stock at a cost of $646,480. There were no repurchases transacted in the quarter ended August 31, 2001. To date, the Company has repurchased a total of 1,660,314 shares at a cost of $12,031,301.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2001
                                   (UNAUDITED)

9. In August 2001, the Company capitalized a newly formed subsidiary with $4,000 and simultaneously sold a 20% interest to a third party for $1,000. Such amount is reflected as minority interest in the accompanying condensed consolidated balance sheet as of August 31, 2001. On August 14, 2001, this subsidiary acquired substantially all of the assets and assumed certain liabilities of a computer a computer consulting firm for cash of $286,500 (including cash acquired of $11,936). In accordance with SFAS No. 141, this transaction is being accounted for as a purchase business combination. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, summarized as follows:

                     Cash...................................    $ 11,936
                     Other current assets...................     303,520
                     Equipment..............................      17,016
                     Acquired client  relationships.........     171,608
                     Current  liabilities...................    (217,580)
                                                               ---------
                                                                $286,500
                                                                ========

      In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships.

      The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition been completed as of June 1, 2001, pro forma consolidated revenues, net income and net income per common share would have been $17,900,000, $872,000, and $0.20, respectively, for the quarter ended August 31, 2001.

Part I. Financial Information
        Item 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

                                                                                      3 Months Ended
                                                                                        August 31,
                                                                              (Dollar Amounts in Thousands)
                                                                      --------------------------------------------
                                                                             2001                  2000
                                                                      --------------------    --------------------
                                                                                    % of                    % of
                                                                      Amount      Revenues    Amount       Revenues
                                                                      -------      -------    -------      -------

Revenues .......................................................      $17,418        100.0    $19,740        100.0
Cost of Sales ..................................................       13,561         77.9     15,234         77.2
                                                                      -------        -----    -------        -----
Gross Profit ...................................................        3,857         22.1      4,506         22.8

Selling, General, and Administrative expenses ..................        2,405         13.8      2,775         14.0
                                                                      -------        -----    -------        -----
Income from Operations .........................................        1,452          8.3      1,731          8.8

Other Income ...................................................           73          0.4        143          0.7
                                                                      -------        -----    -------        -----
Income Before Income Taxes .....................................        1,525          8.7      1,874          9.5

Provision for Income Taxes .....................................          664          3.8        816          4.1
                                                                      -------        -----    -------         ----
Net Income .....................................................      $   861          4.9    $ 1,058          5.4
                                                                      =======        =====    =======         ====

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2001 decreased $2,322,000 or 11.8% from the comparable period in fiscal 2001. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 500 at August 31, 2000 to approximately 400 at August 31, 2001. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing. Additionally, while thankfully none of our consultants were physically harmed in the World Trade Center tragedy, many of our consultants working in the financial district were displaced and/or disrupted, which will negatively impact revenues and net income in the coming quarters.

The Company's revenues from programmers on billing have also been affected by discounts required by major customers as a condition to remaining on their approved vendor lists, such as discounts for prompt payment and volume discounts. In addition, some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead the Company is required to interface with the vendor management provider, making it more difficult to do business. These changes have reduced the Company's profit margins.

Cost of Sales

Cost of sales for the quarter ended August 31, 2001, decreased $1,673,000 or 11% to $13,561,000 from $15,234,000 in the prior year period, primarily due to the reduced revenues discussed above. Cost of sales as a percentage of revenues increased from 77.2% in the quarter ended August 31, 2000 to 77.9% in the quarter ended August 31, 2001. This increase is primarily attributable to customers requiring rate reductions and discounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $370,000 or 13% from $2,775,000 in the quarter ended August 31, 2000 to $2,405,000 in the quarter ended August 31, 2001. This decrease was primarily attributable to lower headcount in our recruiting and administrative staff.

Other Income

Other income resulted primarily from interest and dividend income which decreased by $25,000 to $76,000 due to lower interest rates on investable funds in the quarter ended August 31, 2001. Additionally, the Company also had a net unrealized gain of $42,000 in the quarter ended August 31, 2000 versus a loss of $2,000 in the quarter ended August 31, 2001 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes

The effective income tax rate was 43.5% for the quarter ended August 31, 2001, the same rate as experienced in the quarter ended August 31, 2000.

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At August 31, 2001, the Company had working capital of $18,506,000 and cash and cash equivalents of $7,015,000 as compared to working capital of $17,810,000 and cash and cash equivalents of $6,208,000 at May 31, 2001. Working capital increased primarily due to the Company's net income of $861,000 in the quarter ended August 31, 2001.

Net cash provided by operating activities amounted to $1,589,000 for the quarter ended August 31, 2001, compared to net cash used in operating activities of $186,000 for the quarter ended August 31, 2000. The improvement in cash provided by operating activities primarily resulted from improved collections of receivables as compared to the prior year period, partially offset by a decrease in net income. The comparative improvement in collections occurred because of temporary slowness in collections due to system changes at several customers in the prior year quarter.

Net cash used in investing activities amounted to $783,000 for the quarter ended August 31, 2001, compared to net cash provided by investing activities of $487,000 for the quarter ended August 31, 2000. The decrease in net cash flows from investing activities primarily resulted from purchases of marketable securities in excess of sales and proceeds from maturities of marketable securities compared to the prior year period and the purchase of the net assets of an acquired business in August 2001.

Cash provided by financing activities resulted from the sale of a minority interest in a subsidiary for $1,000 during the quarter ended August 31, 2001. Cash used in financing activities for the quarter ended August 31, 2000 consisted of purchases of treasury stock amounting to $646,000.

The Company's capital resource commitments at August 31, 2001 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the quarter ended August 31, 2001. The Company has available a revolving line of credit of $5,000,000 with a major money center bank. As of August 31, 2001, no amounts were outstanding under this line of credit.

Recent Accounting Pronouncements

Effective June 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances changes in the value of such derivatives may be required to be recorded as gains or losses. This statement did not have any effect on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141"), which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company's adoption of SFAS No. 141 had no impact on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142)", which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Company does not expect the adoption of SFAS No. 142 (effective, June 1, 2002) to have any impact on its consolidated financial statements.

Forward-Looking Statements

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for computer programming consulting services, the effect of current economic conditions on IT budgets, the concentration of the Company's business with certain customers and uncertainty as to the Company's ability to bring in new customers.

                           TSR, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to (i) changes in interest rates primarily affecting its income from the investment of available cash balances in money market funds and (ii) changes in market values of its investments in trading equity securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company's present exposure to changes in the market value of its investments in equity securities is not significant.

Part II.   Other Information

   Item 6.  Exhibits and Reports on Form 8K

                  (a) Exhibit 10 -- Employment agreement dated June 1, 2001
                                    between TSR, Inc. and Ernest G. Bago.

                  (b) Reports on Form 8K: None



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

                                   TSR, Inc.
                                  ----------------------------------------------
                                  (Registrant)


Date:    October 5, 2001               /s/ J.F. Hughes
                                   ---------------------------------------------
                                   J.F Hughes, Chairman, President and Treasurer


Date:    October 5, 2001              /s/ John G. Sharkey
                                   ---------------------------------------------
                                   John G. Sharkey, Vice President Finance