Form 10-Q
period 2001-11-30
TSR INC
filed 2002-01-11
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the period ended NOVEMBER 30, 2001
                                              -----------------


                [  ]     Transition Report Pursuant to Section 13 or
                         15(d) of the Securities Exchange Act of 1934

                         For the transition period from        to
                                                        ------    ------


Commission File Number:                  0-8656
                        -----------------------------------


                                      TSR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 13-2635899
     ---------------------------            ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


                      400 OSER AVENUE, HAUPPAUGE, NY 11788
                    ---------------------------------------
                    (Address of principal executive offices)


                                  631-231-0333
                         ------------------------------
                         (Registrant's telephone number)


                                      None
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [ ]  No
    ---         ---

                               SHARES OUTSTANDING

           4,418,012 shares of common stock, par value $.01 per share, as of December 31, 2001
           -----------------------------------------------------------


================================================================================

                           TSR, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements:

              Condensed Consolidated Balance Sheets -
                 November 30, 2001 and May 31, 2001.......................     3

              Condensed Consolidated Statements of Earnings -
                 For the three months and six months ended
                 November 30, 2001 and 2000...............................     4

              Condensed Consolidated Statements of Cash Flows -
                 For the six months ended November 30, 2001 and 2000......     5

              Notes to Condensed Consolidated Financial Statements........     6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................     8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...    13

PART II.  OTHER INFORMATION...............................................    13

Signatures................................................................    13

Part I.  Financial Information
         Item 1.  Financial Statements

                                      TSR, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        November 30,     May 31,
ASSETS                                                                                     2001           2001
                                                                                        ------------  -----------
                                                                                        (unaudited)
Current Assets:
     Cash and cash equivalents (Note 6) .............................................   $ 4,797,095   $ 6,208,361
     Marketable securities (Note 7)  ................................................     5,945,323     4,432,978
     Accounts receivable (net of allowance for
          doubtful accounts of $330,000 and $273,000)  ..............................    12,667,865    11,935,795
     Other  receivables .............................................................        69,218        59,016
     Prepaid expenses ...............................................................        34,857        33,727
     Prepaid and recoverable income taxes ...........................................        18,606       144,363
     Deferred income taxes ..........................................................       139,000        93,000
                                                                                        -----------   -----------
          Total current assets ......................................................    23,671,964    22,907,240
Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $662,000 and $616,000) ........................       111,957       141,513
Other assets ........................................................................        46,145        46,145
Deferred income taxes ...............................................................        81,000       189,000
Acquired client relationships, net of accumulated amortization
            of $14,301 (Note 9) .....................................................       157,307          --
                                                                                        -----------   -----------
                                                                                        $24,068,373   $23,283,898
                                                                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ....................................................   $   138,979   $   123,852
     Accrued and other current liabilities ..........................................     2,476,639     3,070,908
     Advances from customers ........................................................     1,535,104     1,688,150
     Income taxes payable ...........................................................       106,299       213,955
                                                                                        ------------  -----------
          Total current liabilities .................................................     4,257,021     5,096,865
                                                                                        -----------   -----------
Minority Interest ...................................................................           111          --
                                                                                        -----------   -----------
Shareholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued .............................................          --            --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issue 6,078,326 shares..................................        60,783        60,783
     Additional paid-in capital .....................................................     4,134,053     4,134,053
     Retained earnings ..............................................................    27,647,706    26,023,498
                                                                                        -----------   -----------
                                                                                         31,842,542    30,218,334
     Less:  Treasury Stock, 1,660,314 shares at cost (Note 8)........................    12,031,301    12,031,301
                                                                                        -----------   -----------
                                                                                         19,811,241    18,187,033
                                                                                        -----------   -----------
                                                                                        $24,068,373   $23,283,898
                                                                                        ===========   ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                  TSR, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                            (UNAUDITED)

                                                                         Three Months Ended          Six Months Ended
                                                                            November 30,                November 30,
                                                                     -------------------------   -------------------------
                                                                       2001           2000           2001        2000
                                                                     -----------   -----------   -----------   -----------
Revenues .........................................................   $15,334,801   $21,047,157   $32,752,693   $40,787,692
Cost of sales ....................................................    11,970,983    16,420,552    25,531,756    31,654,890
Selling, general and administrative expenses .....................     2,186,629     2,828,035     4,591,753     5,602,798
                                                                     -----------   -----------   -----------   -----------
                                                                      14,157,612    19,248,587    30,123,509    37,257,688
                                                                     -----------   -----------   -----------   -----------
Income from operations ...........................................     1,177,189     1,798,570     2,629,184     3,530,004
Other income:
     Interest and dividend income ................................       122,686       106,298       198,374       207,114
     Unrealized gain from marketable securities,  net ............         2,950         1,118           761        43,057
     Minority interest in subsidiary operating loss ..............           889          --             889          --
                                                                     -----------   -----------   -----------   -----------
Income before income taxes .......................................     1,303,714     1,905,986     2,829,208     3,780,175
Provision for income taxes .......................................       541,000       830,000     1,205,000     1,646,000
                                                                     -----------   -----------   -----------   -----------
     Net income ..................................................   $   762,714   $ 1,075,986   $ 1,624,208   $ 2,134,175
                                                                     ===========   ===========   ===========   ===========
Basic and diluted net income per
    common share .................................................   $      0.17   $      0.24   $      0.37   $      0.47
                                                                     ===========   ===========   ===========   ===========
Weighted average number of basic and diluted
    common shares outstanding ....................................     4,418,012     4,522,845     4,418,012     4,568,012
                                                                     ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    November 30,
                                                                                          --------------------------
                                                                                              2001          2000
                                                                                          ------------   -----------
Cash flows from operating activities:
     Net income .......................................................................   $ 1,624,208    $ 2,134,175
     Adjustments to reconcile net income
             to net cash provided by (used in) operating activities:
        Depreciation and amortization .................................................        60,092         62,524
        Unrealized gain from marketable securities, net ...............................          (761)       (43,057)
        Deferred income taxes .........................................................        62,000          4,000
        Provision for doubtful accounts ...............................................       100,000           --
        Minority interest in subsidiary operating loss ................................          (889)          --
Changes in assets and liabilities:
          Accounts receivable .........................................................      (535,375)    (3,232,949)
          Other receivables ...........................................................        (3,377)        94,622
          Prepaid expenses ............................................................        (1,130)         5,831
          Prepaid and recoverable income taxes ........................................       125,757         18,368
          Other assets ................................................................          --          (14,567)
          Accounts payable and accrued expenses .......................................      (796,722)      (113,212)
          Income taxes payable ........................................................      (107,656)        15,201
          Advances from customers .....................................................      (153,046)        72,057
                                                                                          -----------    -----------
     Net cash provided by (used in) operating activities ..............................       373,101       (997,007)
                                                                                          -----------    -----------
Cash flows from investing activities:
        Proceeds from maturities and sales of marketable securities ...................     4,400,221      3,140,322
        Purchases of marketable securities ............................................    (5,911,805)    (2,423,910)
        Purchases of fixed assets .....................................................           781        (59,488)
        Purchases of net assets, net of cash acquired .................................      (274,564)          --
                                                                                          -----------    -----------
    Net cash (used in) provided by operating activities ...............................    (1,785,367)       656,924
                                                                                          -----------    -----------
Cash flows from financing activities:
        Purchases of treasury stock ...................................................          --       (1,242,668)
        Proceeds from sale of minority interest .......................................         1,000           --
                                                                                          -----------    -----------
    Net cash provided by (used in) investing activities ...............................         1,000     (1,242,668)
                                                                                          -----------    -----------

Net decrease in cash and cash equivalents .............................................    (1,411,266)    (1,582,751)
Cash and cash equivalents at beginning of period ......................................     6,208,361      4,110,283
                                                                                          -----------    -----------

Cash and cash equivalents at end of period ............................................   $ 4,797,095    $ 2,527,532
                                                                                          ===========    ===========
Supplemental Disclosures:
       Income tax payments ............................................................   $ 1,125,000    $ 1,612,000
                                                                                          ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001
                                   (UNAUDITED)

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

4. The condensed consolidated financial statements include the accounts of TSR, Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents a minority member's share of the net equity of a majority owned subsidiary.

5 The Company's contract computer programming services are generally provided under time and materials agreements with customers. Accordingly, the Company recognizes such revenues as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services. Such amounts are expected to be settled within the next year.

     Effective March 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Accordingly, prior year's revenues and cost of sales have been revised to conform to the fiscal 2002 presentation.

6. The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2001:

                 Cash in banks .............................        $  501,587
                 Money Market Funds.........................         2,309,048
                 United States Treasury Bills...............         1,986,460
                                                                    ----------
                                                                    $4,797,095
                                                                    ==========

7. Marketable securities consists of United States Treasury Bills and equity securities. Treasury bills with maturities at acquisition in excess of 90 days are classified as held to maturity investments and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at November 30, 2001 are as follows:

                                                                        Gross        Gross
                                                                      Unrealized    Unrealized
                                                        Amortized      Holding       Holding          Fair
                                                          Cost          Gains         Losses          Value
                                                       -----------   -----------    -----------    -----------
      United States Treasury Bills .................   $ 5,911,805          --             --        5,911,805
      Equity Securities ............................        28,287         9,261         (4,030)        33,518
                                                       -----------   -----------    -----------    -----------
                                                       $ 5,940,092   $     9,261    $    (4,030)   $ 5,945,323
                                                       ===========   ===========    ===========    ===========

8. Options covering 190,000 shares of common stock have been omitted from the calculations of diluted net income per common share for the three and six month periods ended November 30, 2000 and 2001 respectively, as their effect would have been antidilutive.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2001
                                   (UNAUDITED)

9. During the six months ended November 30, 2000, the Company repurchased 226,800 shares of its common stock at a cost of $1,242,668. There were no repurchases transacted in the six months ended November 30, 2001. To date, the Company has repurchased a total of 1,660,314 shares at a cost of $12,031,301.

10. In August 2001, the Company capitalized a newly formed subsidiary with $4,000 and simultaneously sold a 20% interest to a third party for $1,000. On August 14, 2001, this subsidiary acquired substantially all of the assets and assumed certain liabilities of a computer consulting firm for cash of $286,500 (including cash acquired of $11,936). In accordance with SFAS No. 141, this transaction is being accounted for as a purchase business combination. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value, summarized as follows:

           Cash .....................................      $  11,936
           Other current assets .....................        303,520
           Equipment ................................         17,016
           Acquired client  relationships ...........        171,608
           Current  liabilities .....................       (217,580)
                                                           ---------
                                                           $ 286,500
                                                           =========

     In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships.

     The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition been completed as of June 1, 2001, pro forma consolidated revenues, net income and net income per common share would have been $33,236,000, $1,635,000, and $0.37, respectively, for the six months ended November 30, 2001.

11. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142)", which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Company does not expect the adoption of SFAS No. 142 (effective, June 1, 2002) to have any impact on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144), which will become effective for the Company on June 1, 2002. As applicable to the Company, SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidelines on how long-lived assets should be evaluated for impairment and establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather goodwill will be evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial statements, because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

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

     Three months ended November 30, 2001 compared with three months ended November 30, 2000


                                                                    3
                                                                  Months
                                                                  Ended
                                                                November 30,
                                                        (Dollar amounts in Thousands)
                                                      ---------------------------------
                                                           2001             2000
                                                      ---------------  ----------------
                                                               % of              % of
                                                      Amount Revenues  Amount  Revenues
                                                     ------- --------  ------  --------
Revenues ........................................... $15,335   100.0   $21,047   100.0
Cost of Sales ......................................  11,971    78.1    16,420    78.0
                                                     -------   -----   -------   -----
Gross Profit .......................................   3,364    21.9     4,627    22.0

Selling, General, and Administrative Expenses ......   2,187    14.2     2,828    13.4
                                                     -------   -----   -------   -----
Income from Operations .............................   1,177     7.7     1,799     8.6

Other Income .......................................     127     0.8       107     0.5
                                                     -------   -----   -------   -----
Income Before Income Taxes .........................   1,304     8.5     1,906     9.1

Provision for Income Taxes .........................     541     3.5       830     4.0
                                                     -------   -----   -------   -----
Net Income ......................................... $   763     5.0   $ 1,076     5.1
                                                     =======   =====   =======   =====

REVENUES

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended November 30, 2001 decreased $5,712,000 or 27.1% from the comparable period in fiscal 2001. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 520 at November 30, 2000 to approximately 370 at November 30, 2001. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing. Additionally, while thankfully none of our consultants were physically harmed in the World Trade Center tragedy, many of our consultants working in the financial district were displaced for several weeks, which has negatively impacted revenues and net income this quarter.

The trend of reduced IT spending has continued into the new calendar year. The year end budget and planning process at many of our clients normally results in projects ending at year end, resulting in a reduction in programmers on billing. In prior years, much of this effect was offset by consultants starting new projects. This year, however, new starts were down significantly as a result of the economic condition referred to above, resulting in the number of consultants on billing as of January 1, 2002 being reduced to approximately 330.

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

COST OF SALES

Cost of sales for the quarter ended November 30, 2001, decreased $4,449,000 or 27.1% to $11,971,000 from $16,420,000 in the prior year period, primarily due to the reduced revenues discussed above. Cost of sales as a percentage of revenues increased from 78.0% in the quarter ended November 30, 2000 to 78.1% in the quarter ended November 30, 2001. This increase is primarily attributable to customers requiring rate reductions and discounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $641,000 or 22.7% from $2,828,000 in the quarter ended November 30, 2000 to $2,187,000 in the quarter ended November 30, 2001. This decrease was primarily attributable to lower headcount in our recruiting and administrative staff.

OTHER INCOME

Other income resulted primarily from interest and dividend income, which increased by $16,000 to $123,000 due to a higher average on investable funds in the quarter, ended November 30, 2001. Additionally, the Company also had a net unrealized gain of $3,000 in the quarter ended November 30, 2001 versus a gain of $1,000 in the quarter ended November 30, 2000 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The balance of $1,000 of other income in the current quarter resulted from the recognition of the minority interest in the operating losses of a subsidiary.

INCOME TAXES

The effective income tax rate of 41.5% for the quarter ended November 30, 2001 decreased from a rate of 43.5% in the quarter ended November 30, 2000 due to a benefit of $22,000 recorded in the current quarter for state and local deferred income tax assets.

     Six months ended November 30, 2001 compared with six months ended November 30, 2000.


                                                              6 Months Ended
                                                               November 30,
                                                       (Dollar amounts in Thousands)
                                                      ---------------------------------
                                                           2001             2000
                                                      ----------------  ---------------
                                                                % of             % of
                                                      Amount  Revenues  Amount Revenues
                                                      ------  -------- ------- --------
Revenues ........................................... $32,753   100.0   $40,788   100.0
Cost of Sales ......................................  25,532    78.0    31,655    77.6
                                                     -------   -----   -------   -----
Gross Profit .......................................   7,221    22.0     9,133    22.4

Selling, General, and Administrative Expenses ......   4,592    14.0     5,603    13.7
                                                     -------   -----   -------   -----
Income from Operations .............................   2,629     8.0     3,530     8.7

Other Income .......................................     200     0.6       250     0.6
                                                     -------   -----   -------   -----
Income Before Income Taxes .........................   2,829     8.6     3,780     9.3

Provision for Income Taxes .........................   1,205     3.7     1,646     4.0
                                                     -------   -----   -------   -----
Net Income ......................................... $ 1,624     4.9   $ 2,134     5.3
                                                     =======   =====   =======   =====


REVENUES

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the six months ended November 30, 2001 decreased $8,035,000 or 19.7% from the comparable period in fiscal 2001. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 520 at November 30, 2000 to approximately 370 at November 30, 2001. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing. Additionally, while thankfully none of our consultants were physically harmed in the World Trade Center tragedy, many of our consultants working in the financial district were displaced for several weeks, which has negatively impacted revenues and net income this period.

The trend of reduced IT spending has continued into the new calendar year. The year end budget and planning process at many of our clients normally results in projects ending at year end, resulting in a reduction in programmers on billing. In prior years, much of this effect was offset by consultants starting new projects. This year, however, new starts were down significantly as a result of the economic condition referred to above, resulting in the number of consultants on billing as of January 1, 2002 being reduced to approximately 330.

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

COST OF SALES

Cost of sales for the six months ended November 30, 2001, decreased $6,123,000 or 19.3% to $25,560,000 from $31,655,000 in the prior year period, primarily due to the reduced revenues discussed above. Cost of sales as a percentage of revenues increased from 77.6% in the six months ended November 30, 2000 to 78.0% in the six months ended November 30, 2001. This increase is primarily attributable to customers requiring rate reductions and discounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $1,011,000 or 18.0% from $5,603,000 in the six months ended November 30, 2000 to $4,592,000 in the six months ended November 30, 2001. This decrease was primarily attributable to lower headcount in our recruiting and administrative staff.

OTHER INCOME

Other income resulted primarily from interest and dividend income, which decreased by $9,000 to $198,000 due to lower interest rates on investable funds in the six months, ended November 30, 2001. Additionally, the Company also had a net unrealized gain of $43,000 in the six months ended November 30, 2000 versus a gain of $1,000 in the six months ended November 30, 2001 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The balance of $1,000 of other income in the current period resulted from the recognition of the minority interest in the operating losses of a subsidiary.

INCOME TAXES

The effective income tax rate of 42.6% for the six months ended November 30, 2001 decreased from a rate of 43.5% in the six months ended November 30, 2000 due to a benefit of $22,000 recorded in the current period for state and local deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company's operating results could be negatively impacted by a continuing decrease in demand for the Company's services, the Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At November 30, 2001, the Company had working capital of $19,415,000 and cash and cash equivalents of $4,797,000 as compared to working capital of $17,810,000 and cash and cash equivalents of $6,208,000 at May 31, 2001. Working capital increased primarily due to the Company's net income of $1,624,000 in the six months ended November 30, 2001.

Net cash provided by operating activities amounted to $373,000 for the six months ended November 30, 2001, compared to net cash used in operating activities of $997,000 for the six months ended November 30, 2000. The improvement in cash provided by operating activities primarily resulted from improved collections of receivables as compared to the prior year period, partially offset by a decrease in net income. The comparative improvement in collections occurred because of temporary slowness in collections due to system changes at several customers in the prior year six months.

Net cash used in investing activities amounted to $1,785,000 for the six months ended November 30, 2001, compared to net cash provided by investing activities of $657,000 for the six months ended November 30, 2000. The decrease in net cash flows from investing activities primarily resulted from purchases of marketable securities in excess of sales and proceeds from maturities of marketable securities compared to the prior year period and the purchase of the net assets of an acquired business in August 2001.

Cash provided by financing activities resulted from the sale of a minority interest in a subsidiary for $1,000 during the six months ended November 30, 2001. Cash used in financing activities for the six months ended November 30, 2000 consisted of purchases of treasury stock amounting to $1,243,000.

The Company's capital resource commitments at November 30, 2001 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2001. The Company has available a revolving line of credit of $5,000,000 with a major money center bank. As of November 30, 2001, no amounts were outstanding under this line of credit.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144), which will become effective for the Company on June 1, 2002. As applicable to the Company, SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidelines on how long-lived assets should be evaluated for impairment and establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather goodwill will be evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial statements, because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

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

                                       TSR, Inc.
                         --------------------------------------
                                       (Registrant)

Date: January 8, 2002                  /s/ J.F. HUGHES
                         --------------------------------------------------
                            J.F Hughes, Chairman, President and Treasurer


Date:  January 8, 2002                /s/ JOHN G. SHARKEY
                         -------------------------------------------------------
                            John G. Sharkey, Vice President Finance