Form 10-Q
period 2002-02-28
TSR INC
filed 2002-04-05
CIK 98338

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

                     For the period ended February 28, 2002


                [ ]  Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934


           For the transition period from ____________ to ____________


                         Commission File Number: 0-8656
                                                 ------

                                    TSR, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 13-2635899
    ------------------------------                 ---------------------
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


                                      NONE
            ---------------------------------------------------------
            None (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No



                               SHARES OUTSTANDING
                               ------------------
                        4,418,012 SHARES OF COMMON STOCK,
                 PAR VALUE $.01 PER SHARE, AS OF MARCH 31, 2002
                 ----------------------------------------------


================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX




                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information:

  Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets -
        February 28, 2002 and May 31, 2001.................................    3
    Condensed Consolidated Statements of Earnings -
        For the three and nine months ended February 28, 2002 and 2001.....    4

    Condensed Consolidated Statements of Cash Flows -
        For the nine months ended February 28, 2002 and 2001...............    5

    Notes to Condensed Consolidated Financial Statements...................    6

  Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................   9

  Item 3. Quantitative and Qualitative Disclosure About Market Risk.........  15

Part II. Other Information..................................................  15

Signatures..................................................................  15

PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   February 28,     May 31,
ASSETS                                                                 2002          2001
                                                                   ------------   -----------
                                                                    (unaudited)
Current Assets:
 Cash and cash equivalents (Note 3) .............................   $ 6,567,421   $ 6,208,361
 Marketable securities (Note 5) .................................     6,957,291     4,432,978
 Accounts receivable (net of allowance for
   doubtful accounts of $430,000 and $273,000) ..................    10,096,581    11,935,795
 Other receivables ..............................................        50,957        59,016
 Prepaid expenses ...............................................        64,798        33,727
 Prepaid and recoverable income taxes ...........................        30,723       144,363
 Deferred income taxes ..........................................       173,000        93,000
                                                                    -----------   -----------
   Total current assets .........................................    23,940,771    22,907,240

Equipment and leasehold improvements, at cost (net of accumulated
 depreciation and amortization of $683,000 and $616,000) ........        91,364       141,513
Other assets ....................................................        46,145        46,145
Deferred income taxes ...........................................        81,000       189,000
Acquired client relationships, net of accumulated amortization
 of $28,602 (Note 7) ............................................       143,006          --
                                                                    -----------   -----------
                                                                    $24,302,286   $23,283,898
                                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable ...............................................   $   104,326   $   123,852
 Accrued expenses and other current liabilities .................     2,009,052     3,070,908
 Advances from customers. (Note 4) ..............................     1,778,621     1,688,150
 Income taxes payable ...........................................       204,254       213,955
                                                                    -----------   -----------
   Total current liabilities ....................................     4,096,253     5,096,865
                                                                    -----------   -----------
Shareholders' Equity:
 Preferred stock, $1 par value, authorized
   1,000,000 shares; none issued ................................          --            --
 Common stock, $.01 par value, authorized
   25,000,000 shares; issued 6,078,326 shares ...................        60,783        60,783
 Additional paid-in capital .....................................     4,134,053     4,134,053
 Retained earnings ..............................................    28,042,498    26,023,498
                                                                    -----------   -----------
                                                                     32,237,334    30,218,334
 Less: Treasury Stock, 1,660,314 shares at cost (Note 6) ........    12,031,301    12,031,301
                                                                    -----------   -----------
                                                                     20,206,033    18,187,033
                                                                    -----------   -----------
                                                                    $24,302,286   $23,283,898
                                                                    ===========   ===========



                  The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)


                                                       Three Months Ended           Nine Months Ended
                                                          February 28,                 February 28,
                                                      2002           2001            2002           2001
                                                      ----           ----            ----           ----
Revenues ......................................   $ 12,863,937    $ 19,220,277    $ 45,616,630    $ 60,007,969
Cost of sales .................................     10,184,813      15,061,511      35,716,569      46,716,401
Selling, general and administrative expenses ..      2,002,451       2,839,951       6,594,204       8,442,749
                                                  ------------    ------------    ------------    ------------
                                                    12,187,264      17,901,462      42,310,773      55,159,150
                                                  ------------    ------------    ------------    ------------
Income from operations ........................        676,673       1,318,815       3,305,857       4,848,819

Other income:
 Interest and dividend income .................         63,490         144,644         261,864         351,758
 Unrealized gain (loss) from marketable
  securities, net .............................         (4,482)        (25,369)         (3,721)         17,688
 Minority interest in subsidiary operating loss            111            --             1,000            --
                                                  ------------    ------------    ------------    ------------
Income before income taxes ....................        735,792       1,438,090       3,565,000       5,218,265
Provision for income taxes ....................        341,000         638,000       1,546,000       2,284,000
                                                  ------------    ------------    ------------    ------------
  Net income ..................................   $    394,792    $    800,090    $  2,019,000    $  2,934,265
                                                  ============    ============    ============    ============
Basic and diluted net income per common share .   $       0.09    $       0.18    $       0.46    $       0.65
                                                  ============    ============    ============    ============
Weighted average number of basic common
 shares outstanding ...........................      4,418,012       4,423,945       4,418,012       4,519,990
                                                  ============    ============    ============    ============
Weighted average number of diluted common
 shares outstanding ...........................      4,430,442       4,423,945       4,418,012       4,519,990
                                                  ============    ============    ============    ============


                  The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)


                                                                  Nine Months Ended
                                                                    February 28,

                                                                   2002          2001
                                                               -----------    -----------
Cash flows from operating activities:
 Net income ................................................   $ 2,019,000    $ 2,934,265
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization .............................        94,986         84,469
 Unrealized loss (gain) from marketable securities, net ....         3,721        (17,688)
 Deferred income taxes .....................................        28,000        (34,000)
 Provision for doubtful accounts ...........................       200,000        100,000
 Minority interest in subsidiary operating loss ............        (1,000)          --

Changes in assets and liabilities:
 Accounts receivable .......................................     1,935,909     (1,299,992)
 Other receivables .........................................        14,884         63,752
 Prepaid expenses ..........................................       (31,071)        (2,959)
 Prepaid and recoverable income taxes ......................       113,640         18,528
 Other assets ..............................................          --           (5,843)
 Accounts payable and accrued expenses .....................    (1,298,181)      (743,681)
 Income taxes payable ......................................        (9,701)        (5,104)
 Advances from customers ...................................        90,471        708,596
                                                               -----------    -----------
 Net cash provided by operating activities .................     3,160,658      1,800,343
                                                               -----------    -----------
Cash flows from investing activities:
 Proceeds from maturities and sales of marketable securities     7,348,361      4,109,937
 Purchases of marketable securities ........................    (9,876,395)    (4,863,351)
 Purchases of fixed assets .................................          --          (59,488)
 Purchases of net assets, net of cash acquired .............      (274,564)          --
                                                               -----------    -----------
 Net cash used in investing activities .....................    (2,802,598)      (812,902)
                                                               -----------    -----------
Cash flows from financing activities:
 Purchases of treasury stock ...............................          --       (1,419,141)
 Proceeds from sale of minority interest ...................         1,000           --
                                                               -----------    -----------
 Net cash provided by (used in) financing activities .......         1,000     (1,419,141)
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents .......       359,060       (431,700)
Cash and cash equivalents at beginning of period ...........     6,208,361      4,110,283
                                                               -----------    -----------
Cash and cash equivalents at end of period .................   $ 6,567,421    $ 3,678,583
                                                               ===========    ===========
Supplemental Disclosures:
 Income tax payments .......................................   $ 1,414,000    $ 2,305,000
                                                               ===========    ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its majority-owned subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three and nine months ended February 28, 2002, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2002. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

2.   Earnings Per Share

     Basic net income per common share is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 190,000 shares of common stock have been omitted from the calculations of diluted net income per common share for the nine month period ended February 28, 2002 and for the three month and nine month periods ended February 28, 2001 respectively, as their effect would have been antidilutive.

3    Cash Flows

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2002:

                Cash in banks ......................  $1,241,380
                Money Market Funds .................   4,828,151
                United States Treasury Bills .......     497,890
                                                      ----------
                                                      $6,567,421
                                                      ==========

4.   Revenue Recognition

     The Company's contract computer programming services are generally provided under time and materials agreements with customers. Accordingly, the Company recognizes such revenues as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services. Such amounts are expected to be settled within the next year.

     Effective March 1, 2001, the Company adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Accordingly, revenues and cost of sales for the three and nine months ended February 28, 2001, have been reduced from amounts previously reported by $172,488 and $520,299, respectively, to conform to the fiscal 2002 presentation.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2002
                                   (UNAUDITED)


J.   Marketable Securities

     Marketable securities consist of United States Treasury Bills and equity securities. Treasury bills with maturities at acquisition in excess of 90 days are classified as held-to-maturity investments and are carried at amortized cost. The Company`s equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for marketable securities by major security type at February 28, 2002 are as follows:


                                                                    Gross        Gross
                                                                  Unrealized   Unrealized
                                                     Amortized      Holding      Holding        Fair
                                                       Cost         Gains        Losses         Value
                                                    -----------   -----------  -----------   -----------
    United States Treasury Bills...............     $ 6,928,255          --          --       6,928,255
    Equity Securities........................            28,287       6,757      (6,008)         29,036
                                                    -----------     -------     -------      ----------
                                                    $ 6,956,542     $ 6,757     $(6,008)     $6,957,291
                                                    ===========     =======     =======      ==========

J.   Treasury Stock

     During the nine months ended February 28, 2001, the Company repurchased 226,800 shares of its common stock at a cost of $1,242,668. There were no repurchases transacted in the nine months ended February 28, 2002. To date, the Company has repurchased a total of 1,660,314 shares at a cost of $12,031,301.

J.   Acquisition

     In August 2001, the Company capitalized a newly formed subsidiary with $4,000 and simultaneously sold a 20% interest to a third party for $1,000. On August 14, 2001, this subsidiary acquired substantially all of the assets and assumed certain liabilities of a computer-consulting firm for cash of $286,500 (including cash acquired of $11,936). In accordance with Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations ("SFAS No. 141"), this transaction was accounted for as a purchase business combination. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values, summarized as follows:

         Cash ........................................    $  11,936
         Other current assets.........................      303,520
         Equipment ...................................       16,235
         Acquired client relationships................      171,608
         Current liabilities..........................     (216,799)
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

     The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition been completed as of June 1, 2001, pro forma consolidated revenues, net income and net income per common share would have been $46,100,000, $2,030,000, and $0.46, respectively, for the nine months ended February 28, 2002.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2002
                                   (UNAUDITED)


J.   Recent Accounting Pronouncements

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

     In November 2001 the Emerging Issues Task Force reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), which became effective for the Company on March 1, 2002. Under EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The Company does not expect the adoption of EITF 01-14 to have a material impact on its consolidated financial statements.

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

Three months ended February 28, 2002 compared with three months ended February 28, 2001


                                                         3 Months Ended
                                                           February 28,
                                                   (Dollar amounts in Thousands)
                                               ------------------------------------------
                                                      2002                   2001
                                               -----------------      -------------------
                                                          % of                    % of
                                               Amount   Revenues      Amount     Revenues
                                               ------   --------      -------    --------
Revenues ....................................   $12,864     100.0    $19,220       100.0
Cost of sales ...............................    10,185      79.2     15,061        78.3
                                                -------     -----    -------       -----
Gross profit ................................     2,679      20.8      4,159        21.7
Selling, general, and administrative expenses     2,002      15.5      2,840        14.8
                                                -------     -----    -------       -----
Income from operations ......................       677       5.3      1,319         6.9
Other income ................................        59       0.4        119         0.6
                                                -------     -----    -------       -----
Income before income taxes ..................       736       5.7      1,438         7.5
Provision for income taxes ..................       341       2.6        638         3.3
                                                -------     -----    -------       -----
Net income ..................................   $   395       3.1    $   800         4.2
                                                =======     =====    =======       =====


Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended February 28, 2002 decreased $6,356,000 or 33.1% from the comparable period in fiscal 2001. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 470 at February 28, 2001 to approximately 330 at February 28, 2002. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing.

                           TSR, INC. AND SUBSIDIARIES

The calendar year end budget and planning process at many of our clients normally results in projects ending at year end, resulting in a reduction in programmers on billing. In prior years, much of this effect was offset by consultants starting new projects. This year, however, new starts were down significantly as a result of the economic condition referred above, resulting in the number of consultants on billing being reduced. Although the level of consultants on billing has stabilized, new placements have been concentrated at one major account. It is still too early to determine if a recovery is beginning.

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

Cost of Sales

Cost of sales for the quarter ended February 28, 2002, decreased $4,876,000 or 32.4% to $10,185,000 from $15,061,000 in the prior year period, primarily due to the reduced revenues discussed above. Cost of sales as a percentage of revenues increased from 78.3% in the quarter ended February 28, 2001 to 79.2% in the quarter ended February 28, 2002. This increase is primarily attributable to customers requiring rate reductions and discounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $838,000 or 29.5% from $2,840,000 in the quarter ended February 28, 2001 to $2,002,000 in the quarter ended February 28, 2002. This decrease was primarily attributable to lower headcount in our sales, recruiting and administrative staff.

Other Income

Other income resulted primarily from interest and dividend income, which decreased by $81,000 to $63,000 due to lower yields in the quarter, ended February 28, 2002. Additionally, the Company also had a net unrealized loss of $4,000 in the quarter ended February 28, 2002 versus a net unrealized loss of $25,000 in the quarter ended February 28, 2001 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The balance of $1,000 of other income in the current quarter resulted from the recognition of the minority interest in the operating losses of a subsidiary.

Income Taxes

The effective income tax rate of 46.3% for the quarter ended February 28, 2002 increased from a rate of 44.4% in the quarter ended February 28, 2001.

                           TSR, INC. AND SUBSIDIARIES


Nine months ended February 28, 2002 compared with nine months ended February 28, 2001.


                                                                   9 Months Ended
                                                                    February 28,
                                                           (Dollar amounts in Thousands)

                                                             2002                   2001
                                                       ------------------     ------------------
                                                                   % of                   % of
                                                        Amount   Revenues     Amount    Revenues
                                                        -------  --------     -------   --------
Revenues .........................................     $45,617    100.0       $60,008      100.0
Cost of sales ....................................      35,717     78.3        46,717       77.8
                                                       -------    -----       -------      -----
Gross profit .....................................       9,900     21.7        13,291       22.2

Selling, general, and administrative expenses .....      6,594     14.5         8,442       14.1
                                                       -------    -----       -------      -----
Income from operations ...........................       3,306      7.2         4,849        8.1
Other income .....................................         259      0.6           369        0.6
                                                       -------    -----       -------      -----
Income before income taxes .......................       3,565      7.8         5,218        8.7
Provision for income taxes .......................       1,546      3.4         2,284        3.8
                                                       -------    -----       -------      -----
Net income .......................................     $ 2,019      4.4       $ 2,934        4.9
                                                       =======    =====       =======      =====


Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the nine months ended February 28, 2002 decreased $14,391,000 or 24.0% from the comparable period in fiscal 2001. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 470 at February 28, 2001 to approximately 330 at February 28, 2002. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing.

The calendar year end budget and planning process at many of our clients normally results in projects ending at year end, resulting in a reduction in programmers on billing. In prior years, much of this effect was offset by consultants starting new projects. This year, however, new starts were down significantly as a result of the economic condition referred to above, resulting in the number of consultants on billing being reduced. Although the level of consultants on billing has recently stabilized, new placements have been concentrated at one major account. It is still too early to determine if a recovery is beginning.

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

                           TSR, INC. AND SUBSIDIARIES

Cost of Sales

Cost of sales for the nine months ended February 28, 2002, decreased $11,000,000 or 23.5% to $35,717,000 from $46,717,000 in the prior year period, primarily due to the reduced revenues discussed above. Cost of sales as a percentage of revenues increased from 77.8% in the nine months ended February 28, 2001 to 78.3% in the nine months ended February 28, 2002. This increase is primarily attributable to customers requiring rate reductions and discounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $1,848,000 or 21.9% from $8,442,000 in the nine months ended February 28, 2001 to $6,594,000 in the nine months ended February 28, 2002. This decrease was primarily attributable to lower headcount in our sales, recruiting and administrative staff.

Other Income

Other income resulted primarily from interest and dividend income, which decreased by $90,000 to $262,000 due to lower interest rates on investable funds in the nine months, ended February 28, 2002. Additionally, the Company also had a net unrealized gain of $18,000 in the nine months ended February 28, 2001 versus a loss of $4,000 in the nine months ended February 28, 2002 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The balance of $1,000 of other income in the current period resulted from the recognition of the minority interest in the operating losses of a subsidiary.

Income Taxes

The effective income tax rate of 43.4% for the nine months ended February 28, 2002 decreased from a rate of 43.8% in the nine months ended February 28, 2001

                           TSR, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

Although the Company's operating results could be negatively impacted by a continuing decrease in demand for the Company's services, the Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its cash requirements.

At February 28, 2002, the Company had working capital of $19,845,000 and cash and cash equivalents of $6,567,000 as compared to working capital of $17,810,000 and cash and cash equivalents of $6,208,000 at May 31, 2001. Working capital increased primarily due to the Company's net income of $2,019,000 in the nine months ended February 28, 2002.

Net cash provided by operating activities amounted to $3,161,000 for the nine months ended February 28, 2002, compared to $1,800,000 for the nine months ended February 28, 2001. The improvement in cash provided by operating activities primarily resulted from improved collections of receivables as compared to the prior year period, partially offset by a decrease in net income. The comparative improvement in collections occurred because of temporary slowness in collections due to system changes at several customers in the prior year nine months.

Net cash used in investing activities amounted to $2,803,000 for the nine months ended February 28, 2002, compared to $813,000 for the nine months ended February 28, 2001. The increase in net cash flows used in investing activities primarily resulted from purchases of marketable securities in excess of sales and proceeds from maturities of marketable securities compared to the prior year period and the purchase of the net assets of an acquired business in August 2001.

Cash provided by financing activities resulted from the sale of a minority interest in a subsidiary for $1,000 during the nine months ended February 28, 2002. Cash used in financing activities for the nine months ended February 28, 2001 consisted of purchases of treasury stock amounting to $1,419,000.

The Company's capital resource commitments at February 28, 2002 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of non-cancelable long-term operating lease commitments as of February 28, 2002 follows:

                     FY 02     FY 03     FY 04       FY 05     FY 06    Total
                     -----     -----     -----       -----     -----    -----
Operating Leases .. $95,000  $278,000   $252,000   $ 256,000  $72,000 $ 953,000

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2002. The Company has available a revolving line of credit of $5,000,000 with a major money center bank. As of February 28, 2002, no amounts were outstanding under this line of credit.

                           TSR, INC. AND SUBSIDIARIES

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

In November 2001 the Emerging Issues Task Force reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" ("EITF 01-14"), which became effective for the Company on March 1, 2002. Under EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The Company does not expect the adoption of EITF 01-14 to have a material impact on its consolidated financial statements.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2001 Annual Report on Form 10-K, as filed with the SEC. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

                           TSR, INC. AND SUBSIDIARIES

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. Presently, the Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance against a portion or all of our deferred tax assets, which could materially impact our financial position or results of operations.

Valuation of Long-lived and Intangible Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through February 28, 2002, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8K

          (a). 10.1 Employment agreement dated January 1, 2002 between John G. Sharkey and TSR, Inc.

          (b). Reports on Form 8K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TSR, Inc.
                             -----------------
                               (Registrant)



Date:  April 4, 2002          /s/ J.F. HUGHES
                             -----------------
                             J.F Hughes, Chairman, President and Treasurer




Date:  April 4, 2002          /s/ JOHN G. SHARKEY
                             ---------------------
                             John G. Sharkey, Vice President Finance

                                 EXHIBIT 10.1 TO
                          QUARTERLY REPORT ON FORM 10Q
                            TSR INC AND SUBSIDIARIES

                              EMPLOYMENT AGREEMENT

     AGREEMENT effective this 1st day of January, 2002 by and between TSR Inc., a Delaware corporation, with offices at 400 Oser Avenue, Hauppauge, New York 11788 (hereinafter called the "Corporation") and John G. Sharkey, residing at xxxxxxxx New York (hereinafter called "Executive").


                              W I T N E S S E T H :

     WHEREAS, the Corporation desires to employ Executive and Executive is willing to undertake such employment on the terms and subject to the conditions hereinafter set forth;


     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto agree as follows:

     1. The Corporation hereby employs Executive as Vice President of Finance and Controller of the Corporation or such other position as he may be elected or appointed to by the Corporation's Board of Directors, to perform such supervisory or executive duties on behalf of the Corporation as the Board of Directors of the Corporation may from time to time determine.

     2. Executive hereby accepts such employment and agrees that throughout the period of his employment hereunder, he will devote his full time, attention, knowledge and skills, faithfully, diligently and to the best of his ability, in furtherance of the business of the Corporation and to promote the interest of the Corporation, will perform the duties assigned to him pursuant to Paragraph 1 hereof, subject, at all times, to the direction and control of the Board of Directors of the Corporation and the Corporation's President. Executive shall at all times be subject to, observe and carry out such rules and regulations as the Board of Directors of President of the Corporation or it may from time to time establish. During the period of Executive's employment hereunder, Executive shall not be entitled to additional compensation for serving in any office of the Corporation or any of its subsidiaries to which he is elected, including without limitation as a director of the Corporation or any of its subsidiaries.

     3. Executive shall be employed for a term of four (4) years commencing as of the 1st day of January, 2002 and ending on the 31st day of December, 2005 (the "Term"), unless his employment is terminated prior to the expiration of said four (4) year term pursuant to the provisions hereof.

     4. As full compensation for his services hereunder, the Corporation will pay to Executive a salary at the rate of One Hundred Twenty-Five Thousand ($125,000) Dollars per annum, payable in equal installments no less frequently than semi-monthly. The annual salary shall be subject to increase in the discretion of the President of the Corporation. In addition, Executive shall be entitled to a discretionary bonus, in an amount determined in good faith by the President of the Corporation, based on standards relating to the Executive's performance and the Corporation's performance determined in good faith by the President of the Corporation. The bonus provided for hereunder shall be payable by the Corporation to Executive within 30 days of the end of the fiscal year to which such bonus relates. In addition to such compensation, Executive shall be entitled to participate, to the extent he is eligible under the terms and conditions thereof, in any pension, profit-sharing, retirement, hospitalization, insurance medical services, or other employee benefit plan generally available to executives of the Corporation which may be in effect from time to time during the period of his employment hereunder. The Corporation shall be under no obligation to institute or continue the existence of any such employee benefit plan. Employee shall also continue to be entitled to a leased car comparable to the car which he is currently provided. Executive shall be entitled to four weeks of paid vacation for each year.

     5. The Corporation shall reimburse Executive for all expenses reasonably incurred by him in connection with the performance of his duties hereunder and the business of the Corporation, upon the submission to the Corporation of appropriate vouchers therefor and approval thereof by the President of the Corporation; provided, however, that no reimbursement has been made by the Corporation for expenses substantially disallowed, Executive shall reimburse the Corporation for any such amounts. Such reimbursements shall be subject to the expense reimbursement policies of the Corporation which are in effect from time to time.

     6. Notwithstanding any provision contained herein to the contrary, the Corporation may terminate Employee's employment hereunder at any time for ?Cause? as such term has been interpreted pursuant to the decisions of the courts of the State of New York which have interpreted the meaning for Cause for justifiable termination pursuant to employment arrangements generally. The Corporation may terminate such employment without Cause at any time; provided however, the Corporation shall continue to pay the Employee his base compensation, which shall not exceed the rate of $125,000 per annum, during the balance of the term. In the event of a termination of Employee's employment Employee shall be eligible to continue to receive, at the Company's expense, all benefits provided by the Corporation as enumerated in Paragraph 4, above.


     7. CHANGE IN CONTROL. (a) Executive shall have the right to terminate his employment hereunder following a Change in Control. If Executive elects to terminate his employment hereunder, he shall do so by written notice given within 90 days after the event constituting a Change in Control.

          (b) For purposes of this Agreement "Change in Control" shall mean that any of the following events has occurred:

               (i) An acquisition (other than directly from the Corporation) of any voting securities of the Corporation (treating all classes of outstanding voting securities or other securities convertible into voting securities as if they were converted into voting securities) (the "VOTING SECURITIES") by any "person", "entity" or "group of affiliated persons" (as such terms are used for purposes of Section 13(d) or 14(d) (collectively, "PERSONS") of the Securities Exchange Act of 1934, as amended (the "1934 Act") (other than Joseph Hughes or a group which includes Joseph Hughes) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act and irrespective of any vesting or waiting periods) of twenty (20%) percent or more of the combined voting power of the Corporation's then outstanding Voting Securities; unless immediately after such acquisition Joseph Hughes beneficially owns a greater percentage of the Voting Securities than such Persons.

               (ii) An acquisition of any voting securities of the corporation
                    (treating all classes of outstanding voting securities or other securities convertible into voting securities as if they were converted into voting securities) (the "VOTING SECURITIES" by any person, entity or group of affiliated persons (as such terms are used for purposes of Section 13(d) or 14(d) (collectively, "PERSONS") of the Securities Exchange Act of 1934, as amended (the "1934 Act") ( other than Joseph Hughes or a group which includes Joseph Hughes) immediately after which such Person has "Beneficial Ownership" ( within the meaning of Rule 13d-3 promulgated under the 1934 Act and irrespective of any vesting or waiting periods) of a greater percentage of the Voting Securities than Joseph Hughes, if within six months thereafter the individuals who were members of the Board of Directors immediately prior to such acquisition or the initial agreement relating to such acquisition no longer constitute at least a majority of the members of the Board of Directors of the Company.

              (iii) A merger, consolidation or reorganization involving the
                    Corporation or a sale of all or substantially all of the assets of the Corporation, unless

                    (A) the shareholders of the Corporation, immediately before such merger, consolidation or reorganization, own, directly or indirectly, immediately following such merger, consolidation or reorganization, more than fifty (50%) percent of the combined voting power of the outstanding Voting Securities of the entity resulting from such merger or consolidation or reorganization or sale of all or substantially all of the assets (the "SURVIVING ENTITY") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization or sale of all or substantially all of the assets, and

                    (B) the individuals who were members of the Board of
               Directors immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization or sale of all or substantially all of the assets constitute at least a majority of the members of the board of directors of the Surviving Entity or an entity beneficially owning, directly or indirectly, a majority of the Voting Securities of the Surviving Entity, and

                    (C) no Person (other than the Corporation, any subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Corporation, the Surviving Entity or any subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization or sale of all or substantially all of the assets had Beneficial Ownership of thirty (30%) percent or more of the then outstanding Voting Securities) owns, directly or indirectly, thirty (30%) percent or more of the combined voting power of the Surviving Entity's then outstanding Voting Securities.

          (iv) A complete liquidation or dissolution of the Corporation.

          (v) There has been a public announcement of a Change in Control of the Corporation (provided, however, that consummation of the Change in Control of the Corporation shall be a condition precedent to the effectiveness of this provision) and at any time thereafter the employment of the Executive under this Agreement is terminated for any reason whatsoever;

          (c) Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "SUBJECT PERSON") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Corporation which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Corporation, and after such share acquisition by the Corporation, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

          (d) If Employee's employment is terminated pursuant to this Section, the Corporation shall pay to the Executive (i) his full salary at the rate then in effective through the date of termination and plus an amount equal to the annual salary payable hereunder at the rate then in effect and (ii) and an amount equal to the pro rata portion of the bonus to which Executive is entitled for the then current year (based on the portion of the year through the date of termination) through the date of termination or if such amount cannot be determined, the pro rata portion of the bonus paid for the preceding year through the date of termination plus an amount equal to the bonus payable for a one year period based on the annual bonus payable for the then current year, or if such amount cannot be determined, the amount of the bonus paid for the prior year. In addition, the Company will continue to provide and to Executive, at the Company's expense, all benefits as enumerated in Paragraph 4 above for a period of one year.

     8. The Corporation and Employee are simultaneously herewith entering into a Maintenance of Confidence and Non-Compete Agreement, the terms of which are hereby expressly incorporated into this Agreement, provided, however, that the Maintenance of Confidence and Non-Compete Agreement shall continue to be effective notwithstanding any termination of Employee's employment hereunder and shall continue in effect upon expiration of this Employment Agreement pursuant to the terms of the Maintenance of Confidence and Non-Compete Agreement.

     9. In the event of Executive's death during the Term, this Agreement shall terminate immediately, and Executive's legal representatives shall be entitled to receive the salary due Executive through the last day of the calendar month during which his death shall have occurred.

     10. If, during the Term, Executive is unable to perform his duties hereunder on account of illness, accident or other physical or mental incapacity and such illness or other incapacity shall continue for a period of six (6) consecutive months or an aggregate of one hundred and eighty (180) days in any consecutive twelve (12) month period, the Corporation shall have the right, on fifteen (15) days written notice (given after such period) to Executive, to terminate this Agreement. In such event, the Corporation shall be obligated to pay to Executive his compensation only to the end of the calendar month in which such termination occurs. However, if prior to the date specified in such notice, Executive's illness or incapacity shall have terminated and he shall have taken up the performance of his duties hereunder, Executive shall be entitled to resume his employment hereunder, as though such notice had not been given.

     11. (a) The Corporation shall have the right from time to time to purchase, increase, modify or terminate insurance policies on the life of Executive for the benefit of the Corporation, in such amounts as the Corporation shall determine in its sole discretion

          (b) In connection with paragraph 11(a) above, Executive shall, at such time or times and at such place or places as the Corporation may reasonable direct, submit himself to such physical examinations and executive and deliver such documents as the Corporation may deem necessary or desirable.

     12. Confidentiality. Executive acknowledges that, through his status as Vice President, Finance and Controller of the Corporation, and will have, possession of Confidential Information (as defined herein) as to the business of the Corporation. Executive agrees that all such Confidential Information constitutes a vital part of the business of the Corporation and its affiliates and is by its nature trade secrets and confidential information proprietary to the Corporation and its affiliates. Executive agrees that he shall not divulge, communicate, furnish or make accessible (whether orally or in writing or in books, articles or any other medium to any individual, firm, partnership, corporation or other entity or person, any knowledge or information with respect to Confidential Information directly or indirectly relating to the business of the Corporation or any of its affiliates. The term "Confidential Information" shall mean any information not generally known in the relevant trade or otherwise not generally available to the public, which was obtained from the Corporation or which was learned, discovered, developed, conceived, originated or prepared during or as a result of the performance of any services by Executive on behalf of the Corporation.

     13. The parties hereto acknowledge that Executive's service are unique and that, in the event of a breach of Executive of any of his obligations under this Agreement, the corporation will not have an adequate remedy at law. Accordingly, in the event of any such breach of threatened breach by Executive, the Corporation shall be entitled to such equitable and injunctive relief as may be available to restrain the Executive participating in such breach of threatened breach from the violation of the provisions thereof. Nothing herein shall be construed as prohibiting the Corporation from pursuing any other remedies at law or in equity for such breach or threatened breach, including the recovery of damages and the immediate termination of the employment of Executive hereunder.


     14. This Agreement together with the Maintenance of Confidence and Non-Compete Agreement executed on the same date hereof, constitute the entire agreement of the parties hereto and no amendment or modification hereof shall be valid or binding unless made in writing and signed by the party against whom enforcement thereof is sought.

     15. Any notice required, permitted or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by certified mail, return receipt requested, postage and fees prepaid as follows:

          If to the Corporation at:

          Chairman of the Board
          TSR, Inc.
          400 Oser Avenue
          Hauppauge, New York 11788

          With a copy to:

          Steven A. Fishman, Esq.
          Proskauer Rose LLP
          1585 Broadway
          New York, NY 10036

          If to the Executive at:
          Mr. John Sharkey
          xxxxxxxxxxx
          xxxxxxxxxxx

Either of the parties hereto may at any time and from time to time change the address to which notice shall be sent hereunder by notice to the other party given under this paragraph 15. The date of the giving of any notice sent by mail shall be the date of the posting of the mail.

     16. Neither this Agreement nor the right to receive any payments hereunder may be assigned by Executive. This Agreement shall be binding upon Executive, his heirs, executors and administrators and upon the Corporation, its successors and assigns.

     17. No course of dealing nor any delay on the part of the Corporation in exercising any rights hereunder shall operate as a waiver of any such rights. No waiver of any default or breach of this Agreement shall be deemed a continuing waiver or a waiver of any other breach or default.

     18. This Agreement shall be governed, interpreted and construed in accordance with the laws of the State of New York applicable to agreements entered into and to be performed entirely therein.

     19. If any clause, paragraph, section of part of this Agreement shall be held or declared to be void, invalid or illegal, for any reason, by any court of competent jurisdiction, such provision shall be ineffective but shall not in any way invalidate or affect any other clause, paragraph, section or part of this Agreement.

     20. Employee acknowledges that he is not subject to any agreement which would in any way restrict him from carrying out his employment as contemplated hereunder.

     21. This agreement supersedes any prior employment agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day in year first above written.


                                            TSR, INC.

                                            By:     /s/ J.F. HUGHES
                                                   -----------------------------
                                                   Name: J.F. Hughes
                                                   Title: President


                                                    /s/ JOHN G. SHARKEY
                                                   -----------------------------
                                                        John G. Sharkey