Form 10-K
period 2002-05-31
TSR INC
filed 2002-08-14
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the fiscal year ended May 31, 2002

                                       or

     [ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the transition period from________to________


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


Registrant's telephone number: 631-231-0333
                               ------------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant based upon the closing price of $5.40 at July 31, 2002 was $13,305,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2002 was 4,418,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12 and 13 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2002 Annual Meeting of Shareholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.

General

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies and state and local government agencies with significant technology budgets. In the year ended May 31, 2002, the Company provided IT staffing services to approximately 110 clients.

The Company was incorporated in Delaware in 1969. The Company's executive offices are located at 400 Oser Avenue, Hauppauge, NY 11788, and its telephone number is (631) 231-0333.

Contract Computer Programming Services

STAFFING SERVICES

The Company's contract computer programming services involve the provision of technical staff to clients to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company's clients. The Company's approach is to make available to its clients a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of mainframe and mid-range computer operations, personal computers and client-server support, internet and e-commerce operations, voice and data communications (including local and wide area networks) and help desk support. The Company's services provide clients with flexibility in staffing their day-to-day operations, as well as special projects, on a short-term or long-term basis.

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

The Company's success is dependent upon, among other things, its ability to attract and retain qualified professional computer personnel. The Company believes that there is significant competition for software professionals with the skills and experience necessary to perform the services offered by the Company. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increase. Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company's profit margins.

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey, Long Island, New York and Farmington, Connecticut. The Company does not currently intend to open additional offices, but intends to seek to grow its business by adding account executives and technical recruiters in its existing offices. However, due to the economic downturn, the Company is not currently hiring new account executives and technical recruiters and has not replaced account executives and technical recruiters who have left the Company. At these offices, as of May 31, 2002, the Company employed 7 persons who are responsible for recruiting technical personnel and 14 persons who are account executives. As of May 31, 2001 the Company had employed 15 technical personnel recruiters and 17 account executives.

MARKETING AND CLIENTS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 110 clients during the year ended May 31, 2002 as compared to 120 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2002, the Company had two clients which constituted more than 10% of consolidated revenues (AT&T, 15% and NYC Board of Education, 12%). A significant portion of the Company's new placements have been at the NYC Board of Education in recent months. AT&T has been reorganizing its IT departments and is outsourcing certain parts of its IT function. The NYC Board of Education is also undergoing significant organizational changes. This could affect, to some extent, their need for the Company's technical staffing services. Additionally, the Company's top ten clients accounted for 61% of consolidated revenues in fiscal 2002 as compared to 51% in fiscal 2001. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

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

The Company's marketing has been affected because some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT

The Company maintains a database of over 77,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 7 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services.

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

Personnel

As of June 30, 2002, the Company employs 191 people including its 3 executive officers. Of such employees 14 are engaged in sales, 7 are recruiters for programmers, 156 are technical and programming consultants, and 11 are in administration and clerical functions.


Item 2. Properties.

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring October 31, 2005, with annual rentals of approximately $100,000. This space is used as executive and administrative offices as well as by the Registrant's operating subsidiary.

The Company also leases sales and technical recruiting offices in New York City (lease expires August, 2007), Edison, New Jersey (lease expires August, 2005), and Farmington, Connecticut (lease expires November, 2002), with aggregate monthly rentals of approximately $23,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.


Item 3. Legal Proceedings.

None


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2002 and 2001:

                                       JUNE 1, 2001 - MAY 31, 2002
                              -----------------------------------------------
                               1ST          2ND           3RD          4TH
                              QUARTER      QUARTER       QUARTER      QUARTER
                              -------      -------       -------      -------
High Sales Price.......        5.85         5.35          7.00         6.35
Low Sales Price........        4.50         4.42          5.02         5.01

                                      JUNE 1, 2000 - MAY 31, 2001
                              -----------------------------------------------
                                1ST         2ND          3RD            4TH
                              QUARTER     QUARTER      QUARTER        QUARTER
                              -------     -------      -------        -------
High Sales Price.......        6 1/8      6 31/32      5 5/16         5   7/8
Low Sales Price........        4 1/2      4  9/16      3 7/16         3 25/32

There were 174 holders of record of the Company's Common Stock as of July 31, 2002. Additionally, the Company estimates that there were approximately 1,600 beneficial holders as of that date. The Company has not adopted a policy of paying cash dividends on a regular periodic basis and does not intend to declare a cash dividend for the year ending May 31, 2003.


Item 6.  Selected Financial Data.


(Amounts in Thousands, Except Per Share Data)

                                             MAY 31,        MAY 31,      MAY 31,       MAY 31,        MAY 31,
                                              2002           2001         2000          1999           1998
                                            ---------     ----------    --------      --------       --------
Revenues..............................      $ 59,445      $ 78,951      $ 78,493      $ 84,123       $ 70,694

Income From Operations................         4,424         6,294         7,241         8,174          6,604

Net Income............................         2,708         3,858         4,402         4,840          3,430

Diluted Net Income Per Common Share...          0.61          0.86          0.88          0.81           0.57

Working Capital.......................        20,518        17,810        15,294        17,303         14,994

Total Assets..........................        25,597        23,284        20,945        23,191         20,516

Shareholders' Equity..................        20,896        18,187        15,749        17,765         16,167

Book Value Per Common Share...........          4.73          4.12          3.36          3.23           2.70

Unaudited Quarterly Financial Data
(Amounts in Thousands, except Per Share Data)

The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2002 and 2001.

                                                                Fiscal 2002
                                           ----------------------------------------------------
                                            First         Second          Third         Fourth
                                           -------        -------        -------        -------
Revenues* .............................    $17,468        $15,381        $12,886        $13,720
Gross Profit ..........................      3,857          3,364          2,679          2,987
Net Income ............................        861            763            395            690
Basic and Diluted Net Income
           per Common Share ...........    $  0.19        $  0.17        $  0.09        $  0.16

                                                                Fiscal 2001
                                           ----------------------------------------------------
                                            First         Second          Third         Fourth
                                           -------        -------        -------        -------
Revenues* .............................    $19,818        $21,173        $19,317        $18,643
Gross Profit ..........................      4,506          4,627          4,158          3,830
Net Income ............................      1,058          1,076            799            925
Basic and Diluted Net Income
           per Common Share ...........    $  0.23        $  0.24        $  0.18        $  0.21

* Amounts reported prior to the fourth quarter of fiscal 2002 have been revised to reflect the Company's adoption of EITF 01-14, "Income Statement Characterization of Reimbursements for `Out-of-Pocket' Expenses Incurred", effective March 1, 2002.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto presented elsewhere in this report.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that historical trends in operating results will continue in the future:

                                                                              YEAR ENDED MAY 31,
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
                                                     --------------------------------------------------------------------
                                                            2002                    2001                    2000
                                                     -------------------     --------------------     -------------------
                                                                  % OF                     % of                    % of
                                                     AMOUNT      REVENUE     Amount       Revenue     Amount      Revenue
                                                     ------      -------     ------       -------     ------      -------
Revenues* .......................................    $59,455      100.0      $78,951       100.0      $78,493      100.0
Cost of Sales* ..................................     46,568       78.3       61,830        78.3       59,768       76.1
                                                     -------      -----      -------       -----      -------      -----
Gross Profit ....................................     12,887       21.7       17,121        21.7       18,725       23.9

Selling, General, and Administrative Expenses ...      8,463       14.2       10,827        13.7       11,484       14.7
                                                     -------      -----      -------       -----      -------      -----
Income from Operations ..........................      4,424        7.5        6,294         8.0        7,241        9.2

Other Income ....................................        314        0.5          488         0.6          453        0.6
                                                     -------      -----      -------       -----      -------      -----
Income Before Income Taxes ......................      4,738        8.0        6,782         8.6        7,694        9.8

Provision for Income Taxes ......................      2,030        3.4        2,924         3.7        3,292        4.2
                                                     -------      -----      -------       -----      -------      -----
Net Income ......................................    $ 2,708        4.6      $ 3,858         4.9      $ 4,402        5.6
                                                     =======      =====      =======       =====      =======      =====

* For fiscal 2001 and 2000, amounts revised to reflect the Company's adoption of EITF 01-14, effective March 1, 2002, as discussed above.

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the fiscal year ended May 31, 2002 decreased $19,496,000 or 24.7% from fiscal 2001. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 430 at May 31, 2001 to approximately 340 at May 31, 2002. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing.

The calendar year end budget and planning process at many of our clients normally results in projects ending at year end, resulting in a reduction in programmers on billing. In previous years, much of this effect was offset by consultants starting new projects. At the end of calendar 2001, however, new starts were down significantly as a result of the economic condition referred to above, resulting in the number of consultants on billing being reduced. Although the level of consultants on billing has stabilized, new placements have been concentrated at one major account. It is still uncertain what further impact the current economic conditions will have on our operations.

The Company's revenues from programmers on billing have also been affected by discounts required by major customers as a condition to remaining on their approved vendor lists, such as discounts for prompt payment and volume discounts. In addition, some major customers have retained third parties to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins. The Company is unable to predict the long-term effects of these changes.

Revenues for fiscal 2001 increased $458,000 over fiscal 2000. Contract computer programming services revenues increased $2,541,000 resulting from an increase in the number of consultants on billing with the clients, while Year 2000 compliance solution services revenues decreased $2,083,000. The Company believes that the increase in revenues from contract computer programming services in the year ended May 31, 2001 resulted primarily from an increase in billing rates to clients.

Cost of Sales

Cost of sales decreased by $15,262,000 or 24.7% in fiscal 2002 from fiscal 2001. The decrease in costs resulted primarily from the decrease in amounts paid to technical personnel resulting primarily from the decrease in contract computer programming services revenues.

Cost of sales as a percentage of revenues remained steady at 78.3% in fiscal 2002. This resulted primarily from decreased amounts paid to programmers as a result of price rollbacks and discounts required by several clients, as discussed above.

Fiscal 2001 cost of sales increased $2,062,000 or 3.5% compared to fiscal 2000. The increase included additional costs of $2,598,000 from contract computer programming, which primarily resulted from the above mentioned revenue increase. Year 2001 services costs declined by $536,000 in fiscal 2001 compared to fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $2,364,000 or 21.8% from $10,827,000 in fiscal 2001 to $8,463,000 in fiscal 2002. Commissions relating to revenues from contract computer programming services decreased, and there was an overall decrease in expenses as a result of the reduction of account executives, technical recruiting professionals and administrative assistants. Included in selling, general and administrative expenses are provisions for bad debts of $200,000 and $100,000 in fiscal 2002 and 2001, respectively. These amounts reflect an anticipated increase in credit losses on our accounts receivable due to the changes in the economic environment.

Selling, general and administrative expenses decreased $657,000 or 5.7% from $11,484,000 in fiscal 2000 to $10,827,000 in fiscal 2001. Selling, general and administrative expenses attributable to contract computer programming services expenses decreased $544,000 from the prior year to $10,811,000. Commissions relating to revenues from contract computer programming services decreased, and there was an overall decrease in expenses as a result of the turnover of account executives and technical recruiting professionals. In fiscal 2001 approximately $16,000 in selling, general and administrative expenses were attributable to the Catch/21 compliance services as compared to $129,000 in fiscal 2000. These expenses consisted primarily of management and facilities expenses.

Other Income

Fiscal 2002 other income resulted primarily from interest and dividend income of $323,000, which decreased due to lower interest rates. The Company also had a net loss of $6,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Fiscal 2001 other income also resulted primarily from interest and dividend income of $466,000, which increased due to a higher investable base. The Company also had a net gain of $22,000 from marketable securities due to a gain of $23,000 from a sale of trading securities partially offset by the mark to market adjustments of its equity portfolio.

Income Taxes

The effective income tax rate decreased to 42.8% in fiscal 2002 from 43.1% in fiscal 2001 because of lower state and local taxes.

The effective income tax rate increased from 42.8% in fiscal 2000 to 43.1% in fiscal 2001 because of higher state and local taxes.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that cash flow generated from operations together with its available cash and marketable securities and available credit facilities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At May 31, 2002, the Company had working capital of $20,518,000 and cash and cash equivalents of $5,794,000 as compared to working capital of $17,810,000 and cash and cash equivalents of $6,208,000 at May 31, 2001.

Net cash flow of $4,380,000 was provided by operations during fiscal 2002 as compared to $4,712,000 of net cash flow from in operations in fiscal 2001. The cash flow from operations primarily resulted from net income of $2,708,000 in fiscal 2002 and as a result of a decrease in accounts receivable of $1,804,000 from $11,936,000 at May 31, 2001 to $10,132,000 at May 31, 2002.

Net cash used in investing activities amounted to $4,795,000 for fiscal 2002, compared to $1,195,000 for fiscal 2001. The net cash flows used in investing activities primarily resulted from purchases of marketable securities in excess of sales and proceeds from maturities of marketable securities compared to the prior year and the purchase of the net assets of an acquired business in August 2001.

Cash provided by financing activities resulted from the sale of a minority interest in a subsidiary for $1,000 during the fiscal year ended May 31, 2002. Cash used in financing activities for fiscal 2001 consisted of purchases of treasury stock amounting to $1,419,000.

The Company's capital resource commitments at May 31, 2002 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of noncancelable long-term operating lease commitments as of May 31, 2002 follows:

                                    FY 03            FY 04             FY 05          FY 06          Thereafter      Total
                                   --------         --------         --------        --------        ----------    ----------
Operating Leases ................  $353,000         $343,000         $349,000        $170,000         $118,000     $1,333,000

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2002. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of May 31, 2002, no amounts were outstanding under this line of credit.

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Company does not expect the adoption of SFAS No. 142 (effective, June 1, 2002) to have any impact on its consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Registrant has not yet determined the impact of its planned adoption of SFAS No. 143 (anticipated for June 1, 2003).

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which became effective for the Company on June 1, 2002. As applicable to the Company, SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidelines on how long-lived assets should be evaluated for impairment and establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill will be evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial statements, because the impairment assessment under SFAS no. 144 is largely unchanged from SFAS No. 121.

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

The Company's significant accounting policies are described in Note 1 to its consolidated financial statements, contained elsewhere in this report. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

Valuation of Long-Lived Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through May 31, 2002, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.


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

Forward-Looking Statements; Factors that Affect Future Results

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the factors set forth below.

Dependence Upon Key Personnel

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes, and Ernest Bago, the President of TSR's contract computer programming services subsidiary. The Company has entered into employment agreements with Mr. Hughes and Mr. Bago for terms expiring on May 31, 2007 and 2005, respectively. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the services of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Relationships

In the fiscal year, ended May 31, 2002, the Company's largest clients, AT&T Corp. ("AT&T") and the NYC Board of Education accounted for 15% and 12% of the Company's consolidated revenues, respectively. A significant portion of the Company's new placements have been at the NYC Board of Education in recent months. AT&T has reorganized its IT department and is outsourcing more of its IT functions. Additionally, AT&T is in the process of spinning off several of its business units. This restructuring may reduce, to some extent, AT&T's requirements for temporary personnel. The NYC Board of Education is also undergoing a significant amount of organizational changes. These changes may also reduce the number of contract programmers used. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts, are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company's financial condition and results of operations.

Competitive Market for Technical Personnel

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

There have also been recent changes in the industry, which could potentially affect the Company's operating results. Many customers have begun retaining third parties to provide vendor management services. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company's relationship with its customer, which makes it more difficult for the Company to maintain and expand its business. It also reduces the Company's profit margins. Additionally, a number of companies have begun limiting the number of companies on their approved vendor lists, and in some cases this has required the Company to sub-contract with a company on the approved vendor list to provide services to customers. The Company can not predict at this time what long-term effect these changes will have on the Company's business and results of operations.

Effect of Fluctuations in Economic Conditions

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. Beginning with the second half of the Company's 2001 fiscal year, the Company has experienced a decline in demand for its IT staffing services. The Company attributes a significant portion to this decline to customers reducing their spending on IT projects as a result of the current economic environment.

Fluctuations in Quarterly Operating Results

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

Intellectual Property Rights

The Company relies primarily upon a combination of trade secret, nondisclosure and other contractual agreements to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

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

Potential for Contract and Other Liability

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

Item 8. Financial Statements


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

        Independent Auditors' Report.....................................    15

        Consolidated Financial Statements:

        Consolidated Balance Sheets as of May 31, 2002 and 2001..........    16

        Consolidated Statements of Earnings for the
             years ended May 31, 2002, 2001 and 2000.....................    18

        Consolidated Statements of Shareholders' Equity
             for the years ended May 31, 2002, 2001 and 2000.............    19

        Consolidated Statements of Cash Flows for the
             years ended May 31, 2002, 2001 and 2000.....................    20

        Notes to Consolidated Financial Statements.......................    21

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TSR, Inc.:

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         /s/ KPMG LLP


Melville, New York
July 18, 2002

                                 TSR, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                    MAY 31, 2002 AND 2001

                                           ASSETS

                                                                2002               2001
                                                             -----------        -----------
CURRENT ASSETS:
    Cash and cash equivalents (note 1 (d)) ..............    $ 5,793,896        $ 6,208,361
    Marketable securities (note 1 (e)) ..................      8,941,535          4,432,978
    Accounts receivable:
        Trade (net of allowance for doubtful accounts
          of $430,000 in 2002 and $273,000 in 2001) .....     10,131,579         11,935,795
        Other ...........................................         49,819             59,016
                                                             -----------        -----------
                                                              10,181,398         11,994,811

    Prepaid expenses ....................................         50,926             33,727
    Prepaid and recoverable income taxes ................         69,357            144,363
    Deferred income taxes (note 2) ......................        180,000             93,000
                                                             -----------        -----------

          TOTAL CURRENT ASSETS ..........................     25,217,112         22,907,240
                                                             -----------        -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Equipment ...........................................        455,325            433,250
    Furniture and fixtures ..............................        126,404            126,404
    Automobiles .........................................        128,859            128,859
    Leasehold improvements ..............................         69,386             69,386
                                                             -----------        -----------
                                                                 779,974            757,899

    Less accumulated depreciation and amortization ......        703,930            616,386
                                                             -----------        -----------
                                                                  76,044            141,513

OTHER ASSETS ............................................         52,182             46,145
DEFERRED INCOME TAXES (NOTE 2) ..........................        123,000            189,000
ACQUIRED CLIENT RELATIONSHIPS, NET OF ACCUMULATED
      AMORTIZATION OF $42,902 (NOTE 3) ..................        128,706               --
                                                             -----------        -----------

                                                             $25,597,044        $23,283,898
                                                             ===========        ===========


See accompanying notes to consolidated financial statements.

                                                                                 (Continued)

                                 TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS, CONTINUED
                                    MAY 31, 2002 AND 2001

                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                2002               2001
                                                            -----------        -----------
CURRENT LIABILITIES:
    Accounts and other payables ........................    $   119,176        $   123,852
    Accrued and other liabilities:
        Salaries, wages and commissions ................      2,333,507          2,839,049
        Legal and professional fees ....................         81,426            142,597
        Other ..........................................        114,331             89,262
                                                            -----------        -----------
                                                              2,529,264          3,070,908

    Advances from customers ............................      1,814,611          1,688,150
    Income taxes payable ...............................        235,888            213,955
                                                            -----------        -----------

               TOTAL CURRENT LIABILITIES ...............      4,698,939          5,096,865
                                                            -----------        -----------

MINORITY INTEREST ......................................          2,578               --

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

SHAREHOLDERS' EQUITY (NOTES 4 AND 8):
    Preferred stock, $1.00 par value,
        authorized 1,000,000 shares; none issued .......           --                 --
    Common stock, $.01 par value, authorized
         25,000,000 shares; issued 6,078,326 shares ....         60,783             60,783
    Additional paid-in capital .........................      4,134,053          4,134,053
    Retained earnings ..................................     28,731,992         26,023,498
                                                            -----------        -----------
                                                             32,926,828         30,218,334
    Less:  Treasury stock, 1,660,314 shares, at cost ...     12,031,301         12,031,301
                                                            -----------        -----------

               TOTAL SHAREHOLDERS' EQUITY ..............     20,895,527         18,187,033
                                                            -----------        -----------

                                                            $25,597,044        $23,283,898
                                                            ===========        ===========


See accompanying notes to consolidated financial statements.

                                             TSR, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                      YEARS ENDED MAY 31, 2002, 2001 AND 2000

                                                                 2002                 2001                2000
                                                             ------------         ------------        ------------
REVENUES, NET ...........................................    $ 59,455,162         $ 78,950,548        $ 78,493,271

COST OF SALES ...........................................      46,568,053           61,829,907          59,767,603
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ............       8,463,186           10,826,855          11,484,803
                                                             ------------         ------------        ------------
                                                               55,031,239           72,656,762          71,252,406
                                                             ------------         ------------        ------------

INCOME FROM OPERATIONS ..................................       4,423,923            6,293,786           7,240,865
                                                             ------------         ------------        ------------

OTHER INCOME:
     Interest and dividend income .......................         322,520              466,006             421,139
     Gain (loss) marketable securities, net .............          (6,371)              21,855               7,810
     Gain from sales of assets ..........................            --                   --                23,950
     Minority interest in subsidiary operating profit ...          (1,578)                --                  --
                                                             ------------         ------------        ------------

                                                                  314,571              487,861             452,899
                                                             ------------         ------------        ------------

INCOME BEFORE INCOME TAXES ..............................       4,738,494            6,781,647           7,693,764

PROVISION FOR INCOME TAXES (NOTE 2) .....................       2,030,000            2,924,000           3,292,000
                                                             ------------         ------------        ------------

     NET INCOME .........................................    $  2,708,494         $  3,857,647        $  4,401,764
                                                             ============         ============        ============

BASIC NET INCOME PER COMMON SHARE .......................    $       0.61         $       0.86        $       0.88
                                                             ============         ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ....       4,418,012            4,494,495           5,022,948
                                                             ============         ============        ============

DILUTED NET INCOME PER COMMON SHARE .....................    $       0.61         $       0.86        $       0.88
                                                             ============         ============        ============

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES
                    OUTSTANDING .........................       4,422,348            4,494,495           5,022,948
                                                             ============         ============        ============


See accompanying notes to consolidated financial statements.

                                                TSR, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          YEARS ENDED MAY 31, 2002, 2001 AND 2000

                               SHARES OF                ADDITIONAL                                            TOTAL SHARE-
                                COMMON       COMMON      PAID-IN         RETAINED          TREASURY             HOLDERS'
                                 STOCK        STOCK      CAPITAL         EARNINGS           STOCK               EQUITY
                               ---------     -------    ----------      -----------      ------------         -----------
BALANCE AT MAY 31, 1999 ...    6,078,326     $60,783    $4,134,053      $17,764,087      $ (4,194,378)        $17,764,545

PURCHASE OF TREASURY
       STOCK ..............         --          --            --               --          (6,417,782)         (6,417,782)
NET INCOME ................         --          --            --          4,401,764              --             4,401,764
                               ---------     -------    ----------      -----------      ------------         -----------

BALANCE OF MAY 31, 2000 ...    6,078,326      60,783     4,134,053       22,165,851       (10,612,160)         15,748,527

PURCHASE OF TREASURY
       STOCK ..............         --          --            --               --          (1,419,141)         (1,419,141)
NET INCOME ................         --          --            --          3,857,647              --             3,857,647
                               ---------     -------    ----------      -----------      ------------         -----------

BALANCE AT MAY 31, 2001 ...    6,078,326      60,783     4,134,053       26,023,498       (12,031,301)         18,187,033

NET INCOME ................         --          --            --          2,708,494              --             2,708,494
                               ---------     -------    ----------      -----------      ------------         -----------

BALANCE AT MAY 31, 2002 ...    6,078,326     $60,783    $4,134,053      $28,731,992      $(12,031,301)        $20,895,527
                               =========     =======    ==========      ===========      ============         ===========

See accompanying notes to consolidated financial statements.

                                                          Page 19

                                                     TSR, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               YEARS ENDED MAY 31, 2002, 2001 AND 2000
                                                                                2002                 2001                 2000
                                                                            ------------         ------------         ------------
Cash flows from operating activities:
    Net Income .........................................................    $  2,708,494         $  3,857,647         $  4,401,764
    Adjustments to reconcile net income to
          net cash provided by operating activities:
        Depreciation and amortization ..................................         130,446              104,626              143,618
        Provision for doubtful accounts ................................         200,000              100,000                 --
        Loss (Gain) from marketable securities, net ....................           6,371              (21,855)              (7,810)
        Gain on sale of fixed assets ...................................            --                   --                (23,950)
        Deferred income taxes ..........................................         (21,000)               8,000               34,000
        Minority interest in subsidiary operating profit ...............           1,578                 --                   --
        Changes in operating assets and liabilities:
               Accounts receivable-trade ...............................       1,900,911              780,967            1,409,527
               Other accounts receivable ...............................          16,022               87,302               21,097
               Prepaid expenses ........................................         (17,199)               5,973                5,031
               Prepaid and recoverable income taxes ....................          75,006             (105,205)              59,631
               Other assets ............................................          (6,037)              (5,843)              (5,026)
               Accounts payable and accrued expenses ...................        (763,119)            (546,341)            (338,479)
               Advances from customers .................................         126,461              453,490               28,523
               Income taxes payable ....................................          21,933               (6,868)              80,275
                                                                            ------------         ------------         ------------

    Net cash provided by operating activities ..........................       4,379,867            4,711,893            5,808,201
                                                                            ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturities and sales of marketable securities ...      10,312,027            5,692,241            6,985,767
         Purchases of marketable securities ............................     (14,826,955)          (6,824,132)          (4,358,917)
         Proceeds from sales of fixed assets ...........................            --                   --                 23,950
         Purchases of fixed assets .....................................          (5,840)             (62,783)            (165,659)
         Purchase of net assets, net of cash acquired ..................        (274,564)                --                   --
                                                                            ------------         ------------         ------------

    Net cash provided by (used in) investing activities ................      (4,795,332)          (1,194,674)           2,485,141
                                                                            ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of minority interest .......................           1,000                 --                   --
         Purchases of treasury stock ...................................            --             (1,419,141)          (6,417,782)
                                                                            ------------         ------------         ------------
    Net cash provided by (used) in financing activities ................           1,000           (1,419,141)          (6,417,782)
                                                                            ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................        (414,465)           2,098,078            1,875,560

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........................       6,208,361            4,110,283            2,234,723
                                                                            ------------         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...............................    $  5,793,896         $  6,208,361         $  4,110,283
                                                                            ============         ============         ============

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid ..................................................    $  1,954,000         $  3,028,000         $  3,118,000
                                                                            ============         ============         ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2002, 2001 AND 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  BUSINESS AND NATURE OF OPERATIONS

     TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2002 two customers accounted for more than 10% of the Company's revenues, aggregating 26.9% of revenues. In fiscal 2001 and 2000, one customer accounted for 12.1% and 17.4% of revenues, respectively. The Company operates in one business segment, computer programming services.

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

     Effective March 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Accordingly, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue. Prior to adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. Accordingly, amounts previously reported for revenues and cost of sales have been increased by $422,817 and $172,516, for fiscal year 2001 and 2000, respectively.

(D)  CASH AND CASH EQUIVALENTS

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2002 and 2001:

                                  2002              2001
                               ----------        ----------

     Cash in banks ........    $  229,889        $2,547,391
     Money Market Funds ...     5,564,007         2,671,275
     US Treasury Bills ....          --             989,695
                               ----------        ----------
                               $5,793,896        $6,208,361
                               ==========        ==========

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2002, 2001 AND 2000

(E)  MARKETABLE SECURITIES

     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range between three months and one year), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses, included in earnings. The Company's marketable securities are summarized as follows:

                                                               Gross           Gross
                                                             Unrealized     Unrealized
                                            Amortized          Holding        Holding
                                               Cost             Gains          Losses       Fair Value
                                            -----------        -------        --------      -----------
     2002:  US TREASURY SECURITIES .......  $ 8,915,149        $  --          $   --        $ 8,915,149
            EQUITY SECURITIES ............       28,287          5,229          (7,130)          26,386
                                            -----------        -------        --------      -----------
                                            $ 8,943,436        $ 5,229        $ (7,130)     $ 8,941,535
                                            ===========        =======        ========      ===========

     2001:  US Treasury securities .......  $ 4,400,221        $  --          $   --        $ 4,400,221
            Equity securities ............       28,287          6,413          (1,943)          32,757
                                            -----------        -------        --------      -----------
                                            $ 4,428,508        $ 6,413        $ (1,943)     $ 4,432,978
                                            ===========        =======        ========      ===========

(F)  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

     Equipment...................   3 years
     Furniture and fixtures......   3 years
     Automobiles.................   3 years
     Leasehold improvements......   Lesser of lease term or useful life

(G)  NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 185,664 have been omitted from the calculation of diluted net income per common share for the fiscal year ended May 31, 2002.

(H)  INCOME TAXES

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

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2002, 2001 AND 2000


(I)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 2002.

(J)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to provisions for doubtful accounts receivable, and assessments of the recoverability of the Company's deferred tax assets and intangible assets. Actual results could differ from those estimates.

(K)  STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for employee stock-based compensation and makes pro forma disclosures of net income and net income per share as if the fair value method under SFAS No. 123, "Accounting for Stock Based Compensation", had been applied.

(L)  LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including intangibles, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

(M)  COMPREHENSIVE INCOME

     The Company's net income equaled comprehensive income in fiscal 2000, 2001 and 2002.

(N)  IMPACT OF NEW ACCOUNTING STANDARDS

     In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) which requires all business combinations to be accounted for using the purchase method. The Company's adoption of SFAS No. 141 did not have any impact on its consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Company does not expect the adoption of SFAS No. 142 (effective, June 1, 2002) to have any impact on its consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Registrant has not yet determined the impact of its planned adoption of SFAS No. 143 (anticipated for June 1, 2003).

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2002, 2001 AND 2000

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which became effective for the Company on June 1, 2002. As applicable to the Company, SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides guidelines on how long-lived assets should be evaluated for impairment and establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather goodwill will be evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets". The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial statements, because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

(2)  INCOME TAXES

     A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2002, 2001, and 2000 to the reported amounts is as follows:

                                                          2002                   2001                      2000
                                                  ------------------       ------------------       ------------------
                                                    AMOUNT        %          Amount       %           Amount        %
                                                  ----------    ----       ----------    ----       ----------     ----
     Amounts at statutory federal tax rate ...    $1,611,000    34.0%      $2,306,000    34.0%      $2,616,000     34.0%
     State and local taxes, net of
         federal income tax effect ...........       340,000     7.2          574,000     8.5          624,000      8.1
     Non-deductible expenses, and other ......        79,000     1.6           44,000     0.6           52,000      0.7
                                                  ----------    ----       ----------    ----       ----------     ----
                                                  $2,030,000    42.8%      $2,924,000    43.1%      $3,292,000     42.8%
                                                  ==========    ====       ==========    ====       ==========     ====

     The components of the provision for income taxes are as follows:

                                     Federal          State           Total
                                   -----------      ---------      -----------
     2002:   CURRENT ............  $ 1,449,000      $ 602,000      $ 2,051,000
             DEFERRED ...........       66,000        (87,000)         (21,000)
                                   -----------      ---------      -----------
                                   $ 1,515,000      $ 515,000      $ 2,030,000
                                   ===========      =========      ===========

     2001:   Current ............  $ 2,047,000      $869,000       $ 2,916,000
             Deferred ...........
                                         8,000           --              8,000
                                   -----------      ---------      -----------
                                   $ 2,055,000      $ 869,000      $ 2,924,000
                                   ===========      =========      ===========

     2000:   Current ............  $ 2,313,000      $ 945,000      $ 3,258,000
             Deferred ...........       34,000           --             34,000
                                   -----------      ---------      -----------
                                   $ 2,347,000      $ 945,000      $ 3,292,000
                                   ===========      =========      ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2002 and 2001 are as follows:

                                                         2002         2001
                                                       --------     --------
     Allowance for doubtful accounts receivable ....   $180,000     $ 93,000
     Equipment and leasehold improvement
        Depreciation and amortization ..............    109,000      189,000
     Acquired client relationships .................     14,000         --
                                                       --------     --------
            Total deferred income tax assets .......   $303,000     $282,000
                                                       ========     ========

     The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2002, 2001 AND 2000

(3)  ACQUISITION

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

     Cash ...........................................   $ 11,936
     Other current assets ...........................    303,520
     Equipment ......................................     16,235
     Acquired client relationships ..................    171,608
     Current  liabilities ...........................   (216,799)
                                                        --------
                                                        $286,500
                                                        ========

     In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships. Amortization expense for the year ended May 31, 2002 was $42,902.

     The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition been completed as of June 1, 2000, unaudited pro forma consolidated revenues, net income and net income per common share would have been $59,938,000, $2,719,000, and $0.61, respectively, for the fiscal year ended May 31, 2002. The impact on reported fiscal 2001 results would not have been material.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2002, 2001 AND 2000

(4)  STOCK OPTIONS

     The 1997 Employee Stock Option Plan provides for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable as determined on the date of the grant and expire on the fifth anniversary of the date of grant. There are 709,950 shares of common stock reserved for issuance under the Plan.

                                                       STOCK OPTIONS OUTSTANDING
                                                  ------------------------------------
                                                                             WEIGHTED
                                                                 EXERCISE     AVERAGE
                                                  SHARES          PRICE        PRICE
                                                  -------      ------------  ---------
     Outstanding at May 31, 1999 ............     379,950      9.125-14.625      11.00

     Options expired and canceled ...........    (149,950)     9.125-14.625       9.86
                                                  -------      ------------  ---------

     Outstanding at May 31, 2000 ............     230,000            11.75       11.75

     Options expired and canceled ...........    (230,000)           11.75       11.75
     Options granted ........................     190,000             5.53        5.53
                                                  -------      ------------  ---------

     OUTSTANDING AT MAY 31, 2001 AND 2002 ...     190,000      $      5.53   $    5.53
                                                  =======      ===========   =========

     Exercisable at May 31, 2002 ............     180,000      $      5.53   $    5.53
                                                  =======      ===========   =========

     The per share weighted-average fair value of stock options granted during 2001 was approximately $2.11 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 48%, and an expected option life of three years. There were no options granted in fiscal 2002 or 2000.

     The Company applies APB Opinion No. 25 in accounting for its stock option grants and accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and diluted net income per common share in fiscal 2002, 2001, and 2000 would have been reduced to the pro forma amounts indicated below:

                                                   2002              2001              2000
                                                ----------        ----------        ----------
                     Net Income
                     ----------
     As reported ...........................    $2,708,494        $3,857,647        $4,401,764
     Pro Forma .............................    $2,696,000        $3,643,000        $4,401,764


     Diluted Net Income Per Common Share
     -----------------------------------
     As reported ...........................    $     0.61        $     0.86        $     0.88
     Pro Forma .............................    $     0.61        $     0.81        $     0.88

(5)  LINE OF CREDIT

     The Company has an available line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of May 31, 2002, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2002, 2001 AND 2000

(6)  COMMITMENTS AND CONTINGENCIES

     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2002 follows:

                         FISCAL YEAR              AMOUNT
                         -----------              ------

                          2003 ..............    $353,000
                          2004 ..............     343,000
                          2005 ..............     349,000
                          2006 ..............     170,000
                          Thereafter ........     118,000

     Total rent expenses under all lease agreements amounted to $393,000, $350,000, and $311,000, in fiscal 2002, 2001, and 2000 respectively.

     The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

(7)  EMPLOYMENT AGREEMENTS

     In June 2001, an employment agreement was entered into with the President of the contract computer programming services subsidiary providing for an annual base salary of $200,000 and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract computer programming services subsidiary. During fiscal 2002, $277,000 was paid as incentive compensation. Additionally, during fiscal 2001 and 2000, $282,000 and $373,000 were paid as incentive compensation based upon the executive's prior agreement. This agreement is for a four-year term ending May 31, 2005 and provides for severance, in the event of termination, of a maximum of one year's salary. In the event of a change in control of the Corporation, the executive would be entitled to a severance payment of 2.99 times his average total compensation but not in excess of $250,000 times the remaining years in the contract term.

     In June 2002, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer, which terminates May 31, 2007. This agreement provides for an initial base salary of $437,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000. In fiscal 2002, 2001, and 2000, the minimum bonus of 7.5% of pre-tax profit was awarded, which amounted to $384,000, $550,000, and $624,000, respectively under this executive's prior agreement.

(8)  TREASURY STOCK

     During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company purchased for $4,194,378, 576,500 shares of its common stock at the market value of the stock on the purchase date. Additionally, in June 1999 and January 2000 the Board of Directors authorized additional buy backs of up to 500,000 shares of common stock each. In fiscal 2000, the Company repurchased for $6,417,782, 821,414 shares of its common stock at the market value of the stock at the purchase date. In October 2000, the Board of Directors authorized an additional buyback of up to 250,000 shares of common stock. In fiscal 2001, the Company repurchased for $1,419,141, 262,400 shares of its common stock at the market value of the stock at the purchase date. In fiscal 2002, there were no repurchases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None



Part III

Item 10. Directors and Executive Officers of the Company.

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2002 Annual Meeting of Shareholders.


Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2002 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2002 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2002 Annual Meeting of Shareholders.



PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   The financial statements as indicated in the index set forth on page
          14.

     2.   Financial statement schedule:

                Schedule supporting consolidated financial statements:     Page
                                                                           ----
                     Schedule II - Valuation and Qualifying Accounts .....  28

     Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

     3.   Exhibits as listed in Exhibit Index on page 30.

(b)  Reports on Form 8-K: None

                                            TSR, INC. AND SUBSIDIARIES

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Balance at         Charged to
                                              Beginning           Cost and         Deductions/      Balance at
                                               of Period          Expense           Write-Offs     End of Period
                                              ----------         ----------        -----------     -------------
            Year ended May 31, 2002:
     Allowance for doubtful accounts ......   $ 273,000           $ 200,000          $ 43,000        $ 430,000
                                              =========           =========          ========        =========

            Year ended May 31, 2001:
     Allowance for doubtful accounts ......   $ 173,000           $ 100,000          $   --          $ 273,000
                                              =========           =========          ========        =========

            Year ended May 31, 2000:
     Allowance for doubtful accounts ......   $ 173,000           $    --            $   --          $ 173,000
                                              =========           =========          ========        =========

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.



By:    /s/ J.F. HUGHES
     -------------------------------------------------------------------------
       J. F. Hughes, Chairman

Dated:  August 9, 2002


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


         /s/ JOHN H. HOCHULI, JR
         ---------------------------------------------------------------------
         John H. Hochuli, Jr., Director


         /s/ JAMES J. HILL
         ---------------------------------------------------------------------
         James J. Hill, Director


         /s/ CHRISTOPHER HUGHES
         ---------------------------------------------------------------------
         Christopher Hughes, Director


         /s/ ROBERT A. ESERNIO
         ---------------------------------------------------------------------
         Robert A. Esernio, Director

Dated: August 9, 2002

                                            TSR, INC. AND SUBSIDIARIES
                                                   EXHIBIT INDEX
                                              FORM 10-K, MAY 31, 2002

  EXHIBIT                                                                                              SEQUENTIAL
  Number                                         EXHIBIT                                                  PAGE #
  -------                                        -------                                               ----------
    3.1  Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year
         ended May 31, 1998. ...........................................................................   N/A

    3.2  Bylaws of the Company, as amended incorporated by reference to
         Exhibit 3.2 to the Annual Report of Form 10-K filed by the Company
         for the fiscal year ended May 31, 1998. .......................................................   N/A

   10.1  Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1,
         2001 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q
         filed by the Company for the quarter ended August 31, 2001. ...................................   N/A

   10.2  1997 Employee Stock Option Plan, incorporated by reference to Exhibit 10.2 to the
         Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997 ........   N/A

   10.3  Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended
         May 31, 1997. .................................................................................   N/A

   10.4  Employment Agreement dated June 1, 2002 between the Company and Joseph F. Hughes ..............   31

   10.5  Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc.,
         TSR, Inc., Catch/21 Enterprises Incorporated and the Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for
         the quarter ended August 31, 1997 .............................................................   N/A

   10.6  Employment Agreement dated January 1, 2002 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the
         Company for the quarter ended February 28, 2002 ...............................................   N/A

     21  List of Subsidiaries ..........................................................................   36

     23  Consent of KPMG LLP ...........................................................................   37