Form 10-Q
period 2002-08-31
TSR INC
filed 2002-10-08
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                 [X]   Quarterly Report Pursuant to Section 13 or
                       15(d) of the Securities Exchange Act of 1934

                       For the period ended August 31, 2002
                                            ---------------


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


                                    TSR, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 13-2635899
      ---------------------------------             ----------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


                      400 Oser Avenue, Hauppauge, NY 11788
                    ----------------------------------------
                    (Address of principal executive offices)


                                  631-231-0333
                          -----------------------------
                         (Registrant's telephone number)


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

[X] Yes     [ ]  No

                               SHARES OUTSTANDING

           4,418,012 shares of common stock, par value $.01 per share, as of September 30, 2002
           -----------------------------------------------------------

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

Item 1.  Financial Statements:

   Condensed Consolidated Balance Sheets -
    August 31, 2002 and May 31, 2002 ........................................  3

   Condensed Consolidated Statements of Earnings -
    For the three months ended August 31, 2002 and 2001 .....................  4

   Condensed Consolidated Statements of Cash Flows -
    For the three months ended August 31, 2002 and 2001 .....................  5

   Notes to Condensed Consolidated Financial Statements......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations .............................................  9

Part II.  Other Information.................................................. 14

Signatures................................................................... 14

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     August 31,    May 31,
ASSETS                                                                 2002          2002
                                                                    ------------  -----------
                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) .........................   $ 5,471,932   $ 5,793,896
     Marketable securities (Note 5) .............................     8,940,007     8,941,535
     Accounts receivable (net of allowance for
      doubtful accounts of $430,000) ............................    11,470,617    10,131,579
     Other receivables ..........................................        54,222        49,819
     Prepaid expenses ...........................................        45,782        50,926
     Prepaid and recoverable income taxes .......................        15,857        69,357
     Deferred income taxes ......................................       180,000       180,000
                                                                    -----------   -----------
         Total current assets ...................................    26,178,417    25,217,112

Equipment and leasehold improvements, at cost (net of accumulated
 depreciation and amortization of $725,000 and $704,000) ........        55,341        76,044
Other assets ....................................................        52,182        52,182
Deferred income taxes ...........................................       123,000       123,000
Acquired client relationships, (net of accumulated amorization
 of $57,203 and $42,902) (Note 6) ...............................       114,405       128,706
                                                                    -----------   -----------
                                                                    $26,523,345   $25,597,044
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ................................   $   133,743   $   119,176
     Accrued expenses and other current liabilities .............     2,507,682     2,529,264
     Advances from customers ....................................     1,755,227     1,814,611
     Income taxes payable .......................................       562,907       235,888
                                                                    -----------   -----------
         Total current liabilities ..............................     4,959,559     4,698,939
                                                                    -----------   -----------

Minority Interest ...............................................         4,486         2,578
                                                                    -----------   -----------

Shareholders' Equity:
     Preferred stock, $1 par value, authorized
      1,000,000 shares; none issued .............................        --            --
     Common stock, $.01 par value, authorized
      25,000,000 shares; issued 6,078,326 shares ................        60,783        60,783
     Additional paid-in capital .................................     4,134,053     4,134,053
     Retained earnings ..........................................    29,395,765    28,731,992
                                                                    -----------   -----------

                                                                     33,590,601    32,926,828
     Less: Treasury Stock, 1,660,314 shares, at cost ............    12,031,301    12,031,301
                                                                    -----------   -----------
                                                                     21,559,300    20,895,527
                                                                    ------------  -----------
                                                                    $26,523,345   $25,597,044
                                                                    ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                           TSR, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                           August 31,
                                                                              ---------------------------------
                                                                                  2002                 2001
                                                                              ------------         ------------
Revenues, net ............................................................    $ 13,680,766         $ 17,467,396
Cost of sales ............................................................      10,699,608           13,610,277
Selling, general and administrative expenses .............................       1,851,031            2,405,124
                                                                              ------------         ------------
                                                                                12,550,639           16,015,401

Income from operations ...................................................       1,130,127            1,451,995
Other income:
         Interest and dividend  income ...................................          61,991               75,688
         Unrealized loss from marketable securities, net .................         (10,437)              (2,189)
         Minority interest in subsidiary operating profits ...............          (1,908)
                                                                              ------------         ------------
Income before income taxes ...............................................       1,179,773            1,525,494
Provision for income taxes ...............................................         516,000              664,000
                                                                              ------------         ------------
         Net income ......................................................    $    663,773         $    861,494
                                                                              ============         ============
Basic and diluted net income per common share ............................    $       0.15         $       0.19
                                                                              ============         ============
Weighted average number of basic and diluted common shares outstanding ...       4,418,012            4,418,012
                                                                              ============         ============


The accompanying notes are an integral part of these condensed consolidated financial statements.



                                           TSR, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
                                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        August 31,
                                                                              -------------------------------
                                                                                  2002                2001
                                                                              -----------         -----------
Cash flows from operating activities:
      Net income .....................................................        $   663,773         $   861,494
      Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
        Depreciation and amortization ................................             35,004              22,219
        Deferred income taxes ........................................               --                15,000
        Unrealized loss from marketable securities, net ..............             10,437               2,189
        Minority interest in subsidiary operating profits ............              1,908                --
Changes in assets and liabilities:
           Accounts receivable .......................................         (1,339,038)             92,384
           Other receivables .........................................             (4,403)             21,156
           Prepaid expenses ..........................................              5,144               2,131
           Prepaid and recoverable income taxes ......................             53,500             121,757
           Accounts payable and accrued expenses .....................             (7,015)            221,541
           Income taxes payable ......................................            327,019             360,904
           Advances from customers ...................................            (59,384)           (131,665)
                                                                              -----------         -----------
Net cash provided by (used in) operating activities ..................           (313,055)          1,589,110
                                                                              -----------         -----------
Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities .          3,964,590           2,439,441
         Purchases of marketable securities ..........................         (3,973,499)         (2,948,140)
         Purchase of net assets, net of cash acquired ................               --              (274,564)
                                                                              -----------         -----------
Net cash used in investing activities ................................             (8,909)           (783,263)
                                                                              -----------         -----------
Cash flows from financing activities
         Proceeds from sale of minority interes ......................               --                 1,000
                                                                              -----------         -----------
Net cash provided by financing activities ............................               --                 1,000
                                                                              -----------         -----------
Net increase (decrease) in cash and cash equivalents .................           (321,964)            806,847
Cash and cash equivalents at beginning of period .....................          5,793,896           6,208,361
                                                                              -----------         -----------
Cash and cash equivalents at end of period ...........................        $ 5,471,932         $ 7,015,208
                                                                              ===========         ===========
Supplemental Disclosures:
        Income tax payments ..........................................        $   135,000         $   166,000
                                                                              ===========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2002
                                   (UNAUDITED)



1.   Basis of Presentation

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2002, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2003. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

2.   Net Income Per Common Share

     Basic net income per common share is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 160,000 and 190,000 shares of common stock have been omitted from the calculations of diluted net income per common share for the three month periods ended August 31, 2002 and August 31, 2001 respectively, as their effect would have been antidilutive.

3.   Cash and Cash Equivalents

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2002:

             Cash in banks ...................   $  609,199
             Money Market Funds ..............    4,862,733
                                                 ----------
                                                 $5,471,932
                                                 ==========

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

     Effective March 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Accordingly, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue. Prior to adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. Accordingly, amounts previously reported for revenues and cost of sales have been increased by $49,504, for fiscal year 2001.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2002
                                   (UNAUDITED)

5.   Marketable Securities

     The Company accounts for its marketable securities in Accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity (ii) trading, (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range between three months and two years), such securities have been classified as held-to -maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities are summarized as follows:


                                                                           Gross          Gross
                                                            Amortized    Unrealized      Unrealized           Fair
                                                              Cost       Holding Gains  Holding Losses        Value
                                                           -----------   -------------  --------------      ----------
United States Treasury Securities .................        $ 8,924,058        --                 --            8,924,058
Equity Securities .................................             28,287        --              (12,338)            15,949
                                                           -----------     ---------      -----------        -----------
                                                           $ 8,952,345     $  --          $   (12,338)       $ 8,940,007
                                                           ===========     =========      ===========        ===========


6.   Acquisition

     In August 2001, the Company capitalized a newly formed subsidiary with $4,000 and simultaneously sold a 20% interest to a third party for $1,000. On August 14, 2001, this subsidiary acquired substantially all of the assets and assumed certain liabilities of a computer-consulting firm for cash of $286,500 (including cash acquired of $11,936). In accordance with Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" (SFAS No. 141), this transaction was accounted for as a purchase business combination. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values, summarized as follows:

                     Cash .................................    $ 11,936
                     Other current assets .................     303,520
                     Equipment ............................      16,235
                     Acquired client  relationships .......     171,608
                     Current  liabilities .................    (216,799)
                                                               --------
                                                               $286,500
                                                               ========

     In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships. Amortization expense for the three months ended August 31, 2002 was $14,301.

     The results of operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. Had the acquisition been completed as of June 1, 2001, unaudited pro forma consolidated revenues, net income and net income per common share would have been $17,900,000, $872,000, and $0.20, respectively, for the three months ended August 31, 2001.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2002
                                   (UNAUDITED)

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Company's adoption of SFAS No. 142 on June 1, 2002 had no impact on its consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"(SFAS No. 143). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the asset. The Company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of its planned adoption of SFAS No. 143 (anticipated for June 1, 2003).

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which became effective for the Company on June 1, 2002. As applicable to the Company, SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides guidelines on how long-lived assets should be evaluated for impairment and establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather goodwill will be evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company's adoption of SFAS No. 144 had no impact on its consolidated financial statements.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 will be applied to exit or disposal activities after December 31, 2002 and is not expected to have a material effect on the Company.

PART I.  FINANCIAL INFORMATION
           ITEM 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, on the Company's business, and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2002 compared with three months ended August 31, 2001


                                                                   Three Months Ended
                                                                      August 31,
                                                     ---------------------------------------------------
                                                             2002                        2001
                                                     ----------------------      -----------------------
                                                                    % of                         % of
                                                      Amount       Revenues       Amount        Revenues
                                                     -------       --------      -------        --------
                                                             (Dollar amounts in Thousands)
Revenues* ...................................        $13,681          100.0      $17,467          100.0
Cost of sales* ..............................         10,700           78.2       13,610           77.9
                                                     -------          -----      -------          -----
Gross profit ................................          2,981           21.8        3,857           22.1
Selling, general, and administrative
 expenses ...................................          1,851           13.5        2,405           13.8
                                                     -------          -----      -------          -----
Income from operations ......................          1,130            8.3        1,452            8.3
Other income ................................             50            0.3           73            0.4
                                                     -------          -----      -------          -----
Income before income taxes ..................          1,180            8.6        1,525            8.7
Provision for income taxes ..................            516            3.8          664            3.8
                                                     -------          -----      -------          -----
Net income ..................................        $   664            4.8      $   861            4.9
                                                     =======          =====      =======          =====


* For fiscal 2001, amounts revised to reflect the Company's adoption of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred", effective March 1, 2002.

                           TSR, INC. AND SUBSIDIARIES

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2002 decreased $3,786,000 or 21.7% from the comparable period in fiscal 2002. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 400 at August 31, 2001 to approximately 360 at August 31, 2002. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing.

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

Cost of Sales

Cost of sales for the quarter ended August 31, 2002, decreased $2,910,000 or 21.4% to $10,700,000 from $13,610,000 in the prior year period. The decrease in costs resulted primarily from the decrease in amounts paid to programmers resulting from the decrease in contract computer programming services revenues. Cost of sales as a percentage of revenues increased from 77.9% in the quarter ended August 31, 2001 to 78.2% in the quarter ended August 31, 2002. This increase is primarily attributable to customers requiring rate reductions and discounts, as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $554,000 or 23.0% from $2,405,000 in the quarter ended August 31, 2001 to $1,851,000 in the quarter ended August 31, 2002. This decrease was primarily attributable a reduction of account executives, technical recruiting professionals and administrative assistants, as well as a reduction of commissions paid to the remaining account executives and recruiters.

Other Income

Other income resulted primarily from interest and dividend income, which decreased by $14,000 to $62,000 due to lower interest rates in the quarter ended August 31, 2002. Additionally, the Company also had a net unrealized loss of $10,000 in the quarter ended August 31, 2002 versus a net unrealized loss of $2,000 in the quarter ended August 31, 2001 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

                           TSR, INC. AND SUBSIDIARIES

Income Taxes

The effective income tax rate of 43.7% for the quarter ended August 31, 2002 increased from a rate of 43.5% in the quarter ended August 31, 2001.

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At August 31, 2002, the Company had working capital of $21,219,000 and cash and cash equivalents of $5,472,000 as compared to working capital of $20,518,000 and cash and cash equivalents of $5,794,000 at May 31, 2002. Working capital increased primarily due to the Company's net income of $664,000 in the three months ended August 31, 2002.

Net cash used by operating activities amounted to $313,000 for the three months ended August 31, 2002, compared to cash provided of $1,589,000 for the three months ended August 31, 2001. The cash used by operating activities and the increase in accounts receivable primarily resulted from reduced collections of receivables as compared to the prior year period. The comparative reduction in collections occurred primarily because of delays associated with collections from a major customer due to the implementation of a vendor management system, and associated reconciliation difficulties. However, we do not believe that the ultimate collectibility of the amounts due from this customer are subject to greater than normal collection risks.

Net cash used in investing activities amounted to $9,000 for the three months ended August 31, 2002, compared to $783,000 for the three months ended August 31, 2001. The decrease in net cash flows used in investing activities primarily resulted from purchases of marketable securities in excess of sales and proceeds from maturities of marketable securities in the prior year period and the purchase of the net assets of an acquired business in August 2001.

The Company's capital resource commitments at August 31, 2002 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of non-cancelable long-term operating lease commitments as of August 31, 2002 follows:

                                      FY 03         FY 04        FY 05        FY 06      Thereafter       Total
                                    --------       -------      --------     ---------   ----------     -----------
    Operating Leases ............   $259,000       $343,000     $349,000     $ 170,000     $118,000     $ 1,239,000

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2002. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of August 31, 2002, no amounts were outstanding under this line of credit.

                           TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), which is effective for fiscal years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets. Under SFAS No. 142, amortization of goodwill will be terminated. However, goodwill will be subject to periodic assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful lives. The Company's adoption of SFAS No. 142 on June 1, 2002 had no impact on its consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"(SFAS No. 143). SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires a company to record the fair value of an asset retirement obligation in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the asset. The company is also to record a corresponding increase to the carrying amount of the related asset and to depreciate that cost over the life of the asset. The amount of the liability is changed at the end of each period to reflect the passage of time and changes in estimated future cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of its planned adoption of SFAS No. 143 (anticipated for June 1, 2003).

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which became effective for the Company on June 1, 2002. As applicable to the Company, SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and provides guidelines on how long-lived assets should be evaluated for impairment and establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather goodwill will be evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company's adoption of SFAS No. 144 had no impact on its consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 will be applied to exit or disposal activities after December 31, 2002 and is not expected to have a material effect on the Company.

                           TSR, INC. AND SUBSIDIARIES

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2002 Annual Report on Form 10-K, as filed with the SEC. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

Valuation of Long-lived and Intangible Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through August 31, 2002, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

Item 4.  Procedures and Controls

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8K

          (a)  Exhibit 99.1 - Certification by J.F. Hughes pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                              TSR, Inc.
                              --------------------------------------------------
                             (Registrant)

Date:    October 2, 2002          /s/ J.F. Hughes
                              --------------------------------------------------
                              J.F. Hughes, Chairman, President and Treasurer

Date:    October 2, 2002         /s/ John G. Sharkey
                              --------------------------------------------------
                              John G. Sharkey, Vice President Finance

  CERTIFICATION BY J.F. HUGHES PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14


I, J.F. Hughes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TSR, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 2, 2002

                                           /s/ J.F. Hughes
                                           -------------------------------------
                                           J.F. Hughes
                                           Chairman, President and Treasurer

                  CERTIFICATION BY JOHN G. SHARKEY PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14


I, John G. Sharkey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TSR, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 2, 2002

                                             /s/ John G. Sharkey
                                             -----------------------------------
                                             John G. Sharkey
                                             Vice President, Finance