Form 10-Q
period 2002-11-30
TSR INC
filed 2003-01-06
CIK 98338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended November 30, 2002


          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________


     Commission File Number:                        0-8656
                            ----------------------------------------------------

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

           4,418,012 shares of common stock, par value $.01 per share, as of December 31, 2002

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information:

  Item 1. Financial Statements:

    Condensed Consolidated Balance Sheets -
      November 30, 2002 and May 31, 2002.....................................  3

    Condensed Consolidated Statements of Earnings -
      For the three months and six months ended November 30, 2002 and 2001...  4

    Condensed Consolidated Statements of Cash Flows -
      For the six months ended November 30, 2002 and 2001....................  5

    Notes to Condensed Consolidated Financial Statements.....................  6

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................  9

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk ........ 15

  Item 4.  Procedures and Controls........................................... 16

Part II. Other Information................................................... 16

Signatures................................................................... 16

Part I. Financial Information
        Item 1. Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    November 30,     May 31,
ASSETS                                                                 2002           2002
                                                                    -----------   -----------
                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents (Note 3) ............................   $ 5,515,294   $ 5,793,896
  Marketable securities (Note 5) ................................     8,958,256     8,941,535
  Accounts receivable (net of allowance for
    doubtful accounts of $430,000) ..............................    11,290,227    10,131,579
  Other receivables .............................................        49,524        49,819
  Prepaid expenses ..............................................        35,065        50,926
  Prepaid and recoverable income taxes ..........................        18,857        69,357
  Deferred income taxes .........................................       180,000       180,000
                                                                    -----------   -----------
      Total current assets ......................................    26,047,223    25,217,112

Equipment and leasehold improvements, at cost (net of accumulated
  depreciation and amortization of $691,452 and $703,930) .......        35,635        76,044
Other assets ....................................................        50,087        52,182
Deferred income taxes ...........................................       123,000       123,000
Acquired client relationships, (net of accumulated amortization
  of $71,503 and $42,902) (Note 6) ..............................       100,105       128,706
                                                                    -----------   -----------
                                                                    $26,356,050   $25,597,044
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts and other payables ...................................   $   112,083   $   119,176
  Accrued expenses and other current liabilities ................     2,059,549     2,529,264
  Advances from customers .......................................     1,652,806     1,814,611
  Income taxes payable ..........................................       243,529       235,888
                                                                    -----------   -----------
      Total current liabilities .................................     4,067,967     4,698,939
                                                                    -----------   -----------

Minority Interest ...............................................        19,320         2,578
                                                                    -----------   -----------

Shareholders' Equity:
  Preferred stock, $1 par value, authorized
    1,000,000 shares; none issued ...............................          --            --
  Common stock, $.01 par value, authorized
    25,000,000 shares; issued 6,078,326 shares ..................        60,783        60,783
  Additional paid-in capital ....................................     4,134,053     4,134,053
  Retained earnings .............................................    30,105,228    28,731,992
                                                                    -----------   -----------

                                                                     34,300,064    32,926,828
  Less: Treasury Stock, 1,660,314 shares, at cost ...............    12,031,301    12,031,301
                                                                    -----------   -----------
                                                                     22,268,763    20,895,527
                                                                    -----------   -----------
                                                                    $26,356,050   $25,597,044
                                                                    ===========   ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                       Three Months Ended            Six Months Ended
                                                                          November 30,                 November 30,
                                                                   --------------------------   --------------------------
                                                                       2002          2001          2002           2001
                                                                   -----------    -----------   -----------    -----------
Revenues .......................................................   $13,859,074    $15,380,782   $27,539,840    $32,848,178

Cost of sales ..................................................    10,781,431     12,016,964    21,481,039     25,627,241
Selling, general and administrative expenses ...................     1,887,943      2,186,629     3,738,974      4,591,753
                                                                   -----------    -----------   -----------    -----------
                                                                    12,669,374     14,203,593    25,220,013     30,218,994
                                                                   -----------    -----------   -----------    -----------

Income from operations .........................................     1,189,700      1,177,189     2,319,827      2,629,184

Other income:
  Interest and dividend  income ................................        61,848        122,686       123,839        198,374
  Unrealized gain (loss) from marketable  securities,  net .....         4,749          2,950        (5,688)           761
  Minority interest in subsidiary  operating loss. (profits) ...       (14,834)           889       (16,742)           889
                                                                   -----------    -----------   -----------    -----------

Income before income taxes .....................................     1,241,463      1,303,714     2,421,236      2,829,208
Provision for income taxes .....................................       532,000        541,000     1,048,000      1,205,000
                                                                   -----------    -----------   -----------    -----------
    Net income .................................................   $   709,463    $   762,714   $ 1,373,236    $ 1,624,208
                                                                   ===========    ===========   ===========    ===========
Basic and diluted net income per
  Common share .................................................   $      0.16    $      0.17   $      0.31    $      0.37
                                                                   ===========    ===========   ===========    ===========
Weighted average number of basic and diluted
  Common shares outstanding ....................................      4,418,012     4,418,012    4,418,012       4,418,012
                                                                   ===========    ===========   ===========    ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                    Six Months Ended
                                                                      November 30,
                                                               --------------------------

                                                                  2002           2001
                                                               -----------    -----------
Cash flows from operating activities:
 Net income ................................................   $ 1,373,236    $ 1,624,208

 Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
  Depreciation and amortization ............................        69,010         60,092
  Unrealized loss (gain) from marketable securities, net ...         5,688           (761)
  Deferred income taxes ....................................          --           62,000
  Provision for doubtful accounts ..........................          --          100,000
  Minority interest in subsidiary operating profit (loss) ..        16,742           (889)

Changes in assets and liabilities:
 Accounts receivable .......................................    (1,158,648)      (535,375)
 Other receivables .........................................           295         (3,377)
 Prepaid expenses ..........................................        15,861         (1,130)
 Prepaid and recoverable income taxes ......................        50,500        125,757
 Other assets ..............................................         2,095           --
 Accounts payable and accrued expenses .....................      (476,808)      (796,722)
 Income taxes payable ......................................         7,641       (107,656)
 Advances from customers ...................................      (161,805)      (153,046)
                                                               -----------    -----------
   Net cash (used in) provided by operating activities .....      (256,193)       373,101
                                                               -----------    -----------

Cash flows from investing activities:
 Proceeds from maturities and sales of marketable securities     8,915,150      4,400,221
 Purchases of marketable securities ........................    (8,937,559)    (5,911,805)
 Purchases of fixed assets .................................          --              781
 Purchases of net assets, net of cash acquired .............          --         (274,564)
                                                               -----------    -----------
   Net cash used in investing activities ...................       (22,409)    (1,785,367)
                                                               -----------    -----------
Cash flows from financing activities:
 Proceeds from sale of minority interest ...................          --            1,000
                                                               -----------    -----------

   Net cash provided by financing activities ...............          --            1,000
                                                               -----------    -----------

Net decrease in cash and cash equivalents ..................      (278,602)    (1,411,266)
Cash and cash equivalents at beginning of period ...........     5,793,896      6,208,361
                                                               -----------    -----------

Cash and cash equivalents at end of period .................   $ 5,515,294    $ 4,797,095
                                                               ===========    ===========
Supplemental Disclosures:
 Income tax payments .......................................   $   990,000    $ 1,125,000
                                                               ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three and six months ended November 30, 2002, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2003. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

2.   Net Income Per Common Share

     Basic net income per common share is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 160,000 and 190,000 shares of common stock have been omitted from the calculations of diluted net income per common share for the three and six month periods ended November 30, 2002 and November 30, 2001 respectively, as their effect would have been antidilutive.

3    Cash and Cash Equivalents

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2002:

     Cash in banks ..........................................  $      --
     Money Market Funds .....................................   2,527,264
     US Treasury Bills ......................................   2,988,030
                                                               ----------
                                                               $5,515,294

4.   Revenue Recognition

     The Company's contract computer programming services are generally provided under time and materials agreements with customers. Accordingly, the Company recognizes such revenues as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services. The services, with respect to such advances, are expected to be provided within the next fiscal year.

     Effective March 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Accordingly, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue. Prior to adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. Accordingly, amounts previously reported for revenues and cost of sales for the three months and six months have been increased by $45,981 and $95,485, for fiscal year 2001.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                          NOVEMBER 30, 2002 (UNAUDITED)


5.   Marketable Securities

     The Company accounts for its marketable securities in Accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity (ii) trading or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range between three months and two years), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities as of November 30, 2002 are summarized as follows:


                                                     Gross          Gross
                                                  Unrealized     Unrealized
                                     Amortized      Holding        Holding         Fair
                                       Cost          Gains         Losses          Value
                                    -----------   -----------    -----------    -----------
United States Treasury Securities   $ 8,937,558          --             --      $ 8,937,558
Equity Securities ...............        28,287          --           (7,589)        20,698
                                    -----------   -----------    -----------    -----------
                                    $ 8,965,845   $      --      $    (7,589)   $ 8,958,256
                                    ===========   ===========    ===========    ===========


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

                     Cash ................................  $   11,936
                     Other current assets ................     303,520
                     Equipment ...........................      16,235
                     Acquired client  relationships ......     171,608
                     Current  liabilities ................   (216,799)
                                                            ----------
                                                            $  286,500
                                                            ==========

     In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships. Amortization expense for the three and six months ended November 30, 2002 was $14,300 and $28,601.

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2002
                                   (UNAUDITED)

7.   Recent Accounting Pronouncements

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

     In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

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

Three months ended November 30, 2002 compared with three months ended November 30, 2001


                                                               Three Months Ended
                                                                  November 30,
                                                         (Dollar amounts in Thousands)
                                                    ---------------------------------------
                                                           2002                 2001
                                                    ------------------   ------------------
                                                                % of                 % of
                                                     Amount   Revenues   Amount    Revenues
                                                    -------   --------   -------   --------
Revenues* .......................................   $13,859     100.0    $15,381     100.0
Cost of sales* ..................................    10,781      77.8     12,017      78.1
                                                    -------     -----    -------     -----
Gross profit ....................................     3,078      22.2      3,364      21.9

Selling, general, and administrative expenses ...     1,888      13.6      2,187      14.2
                                                    -------     -----    -------     -----
Income from operations ..........................     1,190       8.6      1,177       7.7

Other income ....................................        51       0.3        127       0.8
                                                    -------     -----    -------     -----
Income before income taxes ......................     1,241       8.9      1,304       8.5
Provision for income taxes ......................       532       3.8        541       3.5
                                                    -------     -----    -------     -----
Net income ......................................   $   709       5.1    $   763       5.0
                                                    =======     =====    =======     =====

* For fiscal 2001, amounts revised to reflect the Company's adoption of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred", effective March 1, 2002.

                           TSR, INC. AND SUBSIDIARIES

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended November 30, 2002 decreased $1,522,000 or 9.9% from the comparable period in fiscal 2002. This decrease resulted from an overall decrease in the average number of programmers on billing with clients from approximately 380 during the quarter ended November 30, 2001 to approximately 365 during the quarter ended November 30, 2002. This decrease also resulted from reductions in the average daily billing rates due to customers requiring price reductions. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing.

The calendar year end budget and planning process at many of our clients normally results in projects ending at year end, resulting in a reduction in programmers on billing. In prior years, much of this effect was offset by consultants starting new projects. At the end of calendar 2001, however, new starts were down significantly as a result of the economic condition referred to above, resulting in the number of consultants on billing being reduced. While we had been experiencing a stabilization of the number of consultants on billing over the past six months, we expect to experience a similar reduction in the number of consultants at the end of calendar 2002 due to continuing budget restrictions at many of our clients.

Cost of Sales

Cost of sales for the quarter ended November 30, 2002, decreased $1,236,000 or 10.3% to $10,781,000 from $12,017,000 in the prior year period. The decrease in costs resulted primarily from the decrease in the number of programmers on billing with clients. Cost of sales as a percentage of revenues decreased from 78.1% in the quarter ended November 30, 2001 to 77.8% in the quarter ended November 30, 2002. This decrease is primarily attributable to rate reductions in the amounts paid to consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $299,000 or 13.7% from $2,187,000 in the quarter ended November 30, 2001 to $1,888,000 in the quarter ended November 30, 2002. This decrease was primarily attributable to a reduction of account executives, technical recruiting professionals and administrative assistants, as well as a reduction of commissions paid to the remaining account executives and recruiters.

Other Income

Other income resulted primarily from interest and dividend income, which decreased by $61,000 to $62,000 due to lower interest rates in the quarter ended November 30, 2002. Additionally, the Company also had a net unrealized gain of $5,000 in the quarter ended November 30, 2002 versus a net unrealized gain of $3,000 in the quarter ended November 30, 2001 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes

The effective income tax rate of 42.9% for the quarter ended November 30, 2002 increased from a rate of 41.5% in the quarter ended November 30, 2001.

Net Income

Net income for the quarter ended, November 30, 2002 decreased by $54,000 or 7.1% from the prior year period. Income from operations increased by $13,000 or 1.1% for the same periods. The decrease in revenues was offset by decreases in both cost of sales and selling, general and administration expenses. Net income decreased primarily due to a significant decrease in other income described above.

                           TSR, INC. AND SUBSIDIARIES


Six months ended November 30, 2002 compared with six months ended November 30, 2001


                                                                Six Months Ended
                                                                  November 30,
                                                         (Dollar amounts in Thousands)
                                                    ---------------------------------------
                                                           2002                 2001
                                                    ------------------   ------------------
                                                                % of                 % of
                                                     Amount   Revenues   Amount    Revenues
                                                    -------   --------   -------   --------

Revenues* .......................................   $27,540     100.0    $32,848     100.0
Cost of sales* ..................................    21,481      78.0     25,627      78.0
                                                    -------     -----    -------     -----
Gross profit ....................................     6,059      22.0      7,221      22.0

Selling, general, and administrative expenses ...     3,739      13.6      4,592      14.0
                                                    -------     -----    -------     -----
Income from operations ..........................     2,320       8.4      2,629       8.0

Other income ....................................       101       0.4        200       0.6
                                                    -------     -----    -------     -----
Income before income taxes ......................     2,421       8.8      2,829       8.6
Provision for income taxes ......................     1,048       3.8      1,205       3.7
                                                    -------     -----    -------     -----
Net income ......................................   $ 1,373       5.0    $ 1,624       4.9
                                                    =======     =====    =======     =====

* For fiscal 2001, amounts revised to reflect the Company's adoption of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred", effective March 1, 2002.

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the six months ended November 30, 2002 decreased $5,308,000 or 16.2% from the comparable period in fiscal 2002. This decrease resulted from an overall decrease in the average number of programmers on billing with clients from approximately 396 during the six months ended November 30, 2001 to approximately 360 during the six months ended November 30, 2002. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing.

The Company's revenues from programmers on billing have also been affected by discounts required by major customers as a condition to remaining on their approved vendor lists, such as discounts for prompt payment and volume discounts. In addition, some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These effects had a greater impact in the first quarter than the second quarter of fiscal 2003. The Company is unable to predict the long-term effects of these changes.

The calendar year end budget and planning process at many of our clients normally results in projects ending at year end, resulting in a reduction in programmers on billing. In prior years, much of this effect was offset by consultants starting new projects. At the end of calendar 2001, however, new starts were down significantly as a result of the economic condition referred to above, resulting in the number of consultants on billing being reduced. While we had been experiencing a stabilization of the number of consultants on billing over the past six months, we expect to experience a similar reduction in the number of consultants at the end of calendar 2002 due to continuing budget restrictions at many of our clients.

                           TSR, INC. AND SUBSIDIARIES


Cost of Sales

Cost of sales for the six months ended November 30, 2002, decreased $4,146,000 or 16.2% to $21,481,000 from $25,627,000 in the prior year period. The decrease in costs resulted primarily from the decrease in amounts paid to programmers resulting from the decrease in contract computer programming services revenues. Cost of sales as a percentage of revenues remained at 78.0% in the six months ended November 30, 2001 and 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $853,000 or 18.6% from $4,592,000 in the six months ended November 30, 2001 to $3,739,000 in the six months ended November 30, 2002. This decrease was primarily attributable a reduction of account executives, technical recruiting professionals and administrative assistants, as well as a reduction of commissions paid to the remaining account executives and recruiters.

Other Income

Other income resulted primarily from interest and dividend income, which decreased by $75,000 to $124,000 due to lower interest rates in the six months ended November 30, 2002. Additionally, the Company also had a net unrealized loss of $6,000 in the six months ended November 30, 2002 versus a net unrealized gain of $1,000 in the six months ended November 30, 2001 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes

The effective income tax rate of 43.3% for the six months ended November 30, 2002 increased from a rate of 42.6% in the six months ended November 30, 2001.

                           TSR, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At November 30, 2002, the Company had working capital of $21,979,000 and cash and cash equivalents of $5,515,000 as compared to working capital of $20,518,000 and cash and cash equivalents of $5,794,000 at May 31, 2002. Working capital increased primarily due to the Company's net income of $1,373,000 in the six months ended November 30, 2002.

Net cash used by operating activities amounted to $256,000 for the six months ended November 30, 2002, compared to cash provided of $373,000 for the six months ended November 30, 2001. The cash used by operating activities and the increase in accounts receivable primarily resulted from reduced collections of receivables as compared to the prior year period. The comparative reduction in collections occurred primarily because of delays associated with collections from a major customer due to the implementation of a vendor management system, and associated reconciliation difficulties. There were also delayed payments from another major account due to the changing of the head of the IT department of a local government. However, we do not believe that the ultimate collectibility of the amounts due from this customer are subject to greater than normal collection risks.

Net cash used in investing activities amounted to $22,000 for the six months ended November 30, 2002, compared to $1,785,000 for the six months ended November 30, 2001. The decrease in net cash flows used in investing activities primarily resulted from the reduction in net purchases of marketable securities as well as the purchase of the net assets of an acquired business in August 2001.

The Company's capital resource commitments at November 30, 2002 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of non-cancelable long-term operating lease commitments as of November 30, 2002 follows:

                    FY 03     FY 04     FY 05     FY 06   Thereafter     Total
Operating Leases  $169,000  $343,000  $349,000  $170,000   $118,000   $1,149,000

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2002. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of November 30, 2002, no amounts were outstanding under this line of credit.

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

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

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

Valuation of Long-lived and Intangible Assets
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through November 30, 2002, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

                           TSR, INC. AND SUBSIDIARIES


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


                                    TSR, Inc.
                            ------------------------
                                  (Registrant)


Date:    January 3, 2003          /s/ J.F. Hughes
                              ----------------------------------------------
                              J.F. Hughes, Chairman, President and Treasurer



Date:    January 3, 2003         /s/ John G. Sharkey
                              ----------------------------------------------
                              John G. Sharkey, Vice President Finance

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 3, 2003

                                               /s/ J.F. Hughes
                                               ---------------------------------
                                               J.F. Hughes
                                               Chairman, President and Treasurer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 3, 2003

                                                     /s/ John G. Sharkey
                                                     -----------------------
                                                     John G. Sharkey
                                                     Vice President, Finance