Form 10-Q
period 2003-02-28
TSR INC
filed 2003-04-03
CIK 98338

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

                     For the period ended February 28, 2003


         [ ]      Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________


                         Commission File Number: 0-8656
                                                 ------

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

                               SHARES OUTSTANDING
                               ------------------

4,418,012 shares of common stock, par value $.01 per share, as of March 31, 2003
--------------------------------------------------------------------------------

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

     Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets -
               February 28, 2003 and May 31, 2002.........................   3

             Condensed Consolidated Statements of Earnings -
               For the three months and nine months ended
               February 28, 2003 and 2002.................................   4

             Condensed Consolidated Statements of Cash Flows -
               For the nine months ended February 28, 2003 and 2002.......   5

             Notes to Condensed Consolidated Financial Statements.........   6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   9

     Item 3. Quantitative and Qualitative Disclosure About Market Risk....  15

     Item 4. Procedures and Controls......................................  16

Part II. Other Information................................................  16

Signatures................................................................  16

Part I. Financial Information
        Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           February 28,       May 31,
ASSETS                                                                         2003            2002
                                                                           ------------    ------------
                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3)...............................     $  5,821,742    $  5,793,896
     Marketable securities (Note 5)...................................       11,942,871       8,941,535
     Accounts receivable (net of allowance for
         doubtful accounts of $430,000)...............................        8,673,733      10,131,579
     Other receivables................................................           44,064          49,819
     Prepaid expenses.................................................           51,722          50,926
     Prepaid and recoverable income taxes.............................           37,545          69,357
     Deferred income taxes............................................          180,000         180,000
                                                                           ------------    ------------
         Total current assets.........................................       26,751,677      25,217,112

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $702,216 and $703,930)..........           27,994          76,044
Other assets..........................................................           49,653          52,182
Deferred income taxes.................................................          123,000         123,000
Acquired client relationships, (net of accumulated amorization
      of $85,804 and $42,902) (Note 6)................................           85,804         128,706
                                                                           ------------    ------------
                                                                           $ 27,038,128    $ 25,597,044
                                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables......................................     $    165,124    $    119,176
     Accrued expenses and other current liabilities...................        2,009,205       2,529,264
     Advances from customers..........................................        1,893,553       1,814,611
     Income taxes payable.............................................          231,605         235,888
                                                                           ------------    ------------
         Total current liabilities....................................        4,299,487       4,698,939
                                                                           ------------    ------------
Minority Interest.....................................................           17,690           2,578
                                                                           ------------    ------------
Shareholders' Equity:
     Preferred stock, $1 par value, authorized
         1,000,000 shares; none issued................................              --              --
     Common stock, $.01 par value, authorized
         25,000,000 shares; issued 6,078,326 shares...................           60,783          60,783
     Additional paid-in capital.......................................        4,134,053       4,134,053
     Retained earnings................................................       30,557,416      28,731,992
                                                                           ------------    ------------
                                                                             34,752,252      32,926,828
     Less: Treasury Stock, 1,660,314 shares, at cost .................       12,031,301      12,031,301
                                                                           ------------    ------------
                                                                             22,720,951      20,895,527
                                                                           ------------    ------------
                                                                           $ 27,038,128    $ 25,597,044
                                                                           ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (UNAUDITED)

                                                                     Three Months Ended              Nine Months Ended
                                                                        February 28,                    February 28,
                                                                    2003            2002            2003            2002
                                                                ------------    ------------    ------------    ------------
Revenues ....................................................   $ 11,987,005    $ 12,886,319    $ 39,526,845    $ 45,734,497

Cost of sales ...............................................      9,423,233      10,207,195      30,904,272      35,834,436

Selling, general and administrative expenses ................      1,805,342       2,002,451       5,544,316       6,594,204
                                                                ------------    ------------    ------------    ------------
                                                                  11,228,575      12,209,646      36,448,588      42,428,640
                                                                ------------    ------------    ------------    ------------

Income from operations ......................................        758,430         676,673       3,078,257       3,305,857

Other income:
     Interest and dividend  income ..........................         58,250          63,490         182,089         261,864
     Unrealized gain (loss) from marketable securities, net .         (3,764)         (4,482)         (9,452)         (3,721)
     Minority interest in subsidiary operating loss (profits)         (7,728)            111         (24,470)          1,000
                                                                ------------    ------------    ------------    ------------

Income before income taxes ..................................        805,188         735,792       3,226,424       3,565,000
Provision for income taxes ..................................        353,000         341,000       1,401,000       1,546,000
                                                                ------------    ------------    ------------    ------------

  Net income ................................................   $    452,188    $    394,792    $  1,825,424    $  2,019,000
                                                                ============    ============    ============    ============

Basic and diluted net income per common share ...............   $       0.10    $       0.09    $       0.41    $       0.46
                                                                ============    ============    ============    ============

Weighted average number of basic common shares
  outstanding ...............................................      4,418,012       4,418,012       4,418,012       4,418,012
                                                                ============    ============    ============    ============

Weighted average number of diluted common
  shares outstanding ........................................      4,418,012       4,430,442       4,418,012       4,421,077
                                                                ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   February 28,
                                                                               2003            2002
                                                                           ------------    ------------
Cash flows from operating activities:
  Net income .........................................................     $  1,825,424    $  2,019,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization ....................................           94,075          94,986
    Unrealized loss from marketable securities, net ..................            9,452           3,721
    Deferred income taxes ............................................             --            28,000
    Provision for doubtful accounts ..................................             --           200,000
    Minority interest in subsidiary operating profit (loss) ..........           24,470          (1,000)

Changes in assets and liabilities:
    Accounts receivable ..............................................        1,457,846       1,935,909
    Other receivables ................................................            5,755          14,884
    Prepaid expenses .................................................             (796)        (31,071)
    Prepaid and recoverable income taxes .............................           31,812         113,640
    Other assets .....................................................            2,529            --
    Accounts payable and accrued expenses ............................         (474,111)     (1,298,181)
    Income taxes  payable ............................................           (4,283)         (9,701)
    Advances  from  customers ........................................           78,942          90,471
                                                                           ------------    ------------
     Net cash provided by operating activities .......................        3,051,115       3,160,658
                                                                           ------------    ------------
Cash flows from investing activities:
    Proceeds from  maturities and sales of marketable securities .....       11,890,400       7,348,361
    Purchases of marketable  securities ..............................      (14,901,188)     (9,876,395)
    Purchases of fixed assets ........................................           (3,123)           --
    Purchases of net assets, net of cash acquired ....................             --          (274,564)
                                                                           ------------    ------------
  Net cash used in investing activities ..............................       (3,013,911)     (2,802,598)
                                                                           ------------    ------------

Cash flows from financing activities:
    Distribution to minority interest ................................           (9,358)           --
    Proceeds from sale of minority interest ..........................             --             1,000
                                                                           ------------    ------------
  Net cash provided by (used in) financing activities ................           (9,358)          1,000
                                                                           ------------    ------------

Net increase in cash and cash  equivalents ...........................           27,846         359,060
Cash and cash equivalents at beginning of period .....................        5,793,896       6,208,361
                                                                           ------------    ------------

Cash and cash equivalents at end of period ...........................     $  5,821,742    $  6,567,421
                                                                           ============    ============
Supplemental Disclosures:
       Income tax payments ...........................................     $  1,374,000    $  1,414,000
                                                                           ============    ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three and nine months ended February 28, 2003, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2003. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common shareholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 160,000 and 190,000 shares of common stock have been omitted from the calculations of diluted net income per common share for the three and nine month periods ended February 28, 2003 and February 28, 2002 respectively, as their effect would have been antidilutive.

3    Cash and Cash Equivalents
     -------------------------

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2003:

                Cash in banks..........................   $  1,942,395
                Money Market Funds.....................      2,882,327
                US Treasury Bills......................        997,020
                                                          ------------
                                                          $  5,821,742
                                                          ============

4.   Revenue Recognition
     -------------------

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

     Effective March 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Accordingly, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue. Prior to adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. Accordingly, amounts previously reported for revenues and cost of sales for the three months and nine months have been increased by $22,382 and $117,867, respectively, for fiscal year 2002.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2003
                                   (UNAUDITED)


5.   Marketable Securities
     ---------------------

     The Company accounts for its marketable securities in Accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity (ii) trading or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range between three months and two years), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities as of February 28, 2003 are summarized as follows:

                                                          Gross        Gross
                                                        Unrealized   Unrealized
                                           Amortized     Holding      Holding        Fair
                                              Cost        Gains       Losses         Value
                                          -----------   ----------   ----------   -----------
     United States Treasury Securities..  $11,925,937         --           --     $11,925,937
     Equity Securities..................       28,287         --        (11,353)       16,934
                                          -----------   ----------   ----------   -----------
                                          $11,954,224   $     --     $  (11,353)  $11,942,871
                                          ===========   ==========   ==========   ===========


6.   Acquisition
     -----------

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


     Cash...............................  $  11,936
     Other current assets...............    303,520
     Equipment..........................     16,235
     Acquired client relationships......    171,608
     Current liabilities................   (216,799)
                                          ---------
                                          $ 286,500


     In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships. Amortization expense for the three and nine months ended February 28, 2003 was $14,300 and $42,902.

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2003
                                   (UNAUDITED)


7.   Recent Accounting Pronouncements
     --------------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company intends on continuing to apply the intrinsic value method of accounting for stock-based employee compensation, and will provide the required disclosures of SFAS No. 148 in all future filings. The adoption of this pronouncement will not have any impact on the Company's consolidated financial position or results of operations.

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

Forward-Looking Statements
--------------------------

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

Three months ended February 28, 2003 compared with three months ended February 28, 2002

                                                            Three Months Ended
                                                               February 28,
                                                      (Dollar amounts in Thousands)
                                                       2003                  2002
                                                       ----                  ----
                                                             %of                   %of
                                                 Amount   Revenues     Amount   Revenues
                                                 ------   --------     ------   --------
Revenues* ...................................   $11,987     100.0     $12,886     100.0
Cost of sales* ..............................     9,423      78.6      10,207      79.2
                                                -------     -----     -------     -----
Gross profit ................................     2,564      21.4       2,679      20.8

Selling, general, and administrative expenses     1,806      15.1       2,002      15.5
                                                -------     -----     -------     -----
Income from operations ......................       758       6.3         677       5.3

Other income ................................        47       0.4          59       0.4
                                                -------     -----     -------     -----
Income before income taxes ..................       805       6.7         736       5.7
Provision for income taxes ..................       353       2.9         341       2.6
                                                -------     -----     -------     -----
Net income ..................................   $   452       3.8     $   395       3.1
                                                =======     =====     =======     =====

* For fiscal 2002, amounts revised to reflect the Company's adoption of EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", effective March 1, 2002.

                           TSR, INC. AND SUBSIDIARIES

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended February 28, 2003 decreased $899,000 or 7.0% from the comparable period in fiscal 2002. The continuing weak economic environment has caused almost all of our customers to severely cut back on their IT spending. This has caused a decrease in the placement of new consultants with clients, resulting in a decrease in the average number of consultants on billing from approximately 339 for the quarter ended February 28, 2002 to 335 for the quarter ended February 28, 2003. After reaching a low point in the beginning of calendar year 2002, we had made some progress during the year, only to again reach the previous year's low point at year end due to headcount reductions resulting from budget restrictions at many of our clients. Additionally, due to the current economic environment, customers have required the Company to decrease the rates charged for its services. As a result, the Company has also decreased the rates paid to its consultants for their services. Also, during the current quarter, several work days were lost for many consultants due to the severe winter weather in the New York Metropolitan area.

Cost of Sales
-------------

Cost of sales for the quarter ended February 28, 2003, decreased $784,000 or 7.7% to $9,423,000 from $10,207,000 in the prior year period. The decrease in costs resulted primarily from the decrease in the number of programmers on billing with clients. Cost of sales as a percentage of revenues decreased from 79.2% in the quarter ended February 28, 2002 to 78.6% in the quarter ended February 28, 2003. This decrease is primarily attributable to rate reductions in the amounts paid to consultants.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $196,000 or 9.8% from $2,002,000 in the quarter February 28, 2002 to $1,806,000 in the quarter ended February 28, 2003. This decrease was primarily attributable to a reduction of account executives, technical recruiting professionals and administrative assistants, as well as a reduction of commissions paid to the remaining account executives and recruiters.

Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased by $5,000 to $58,000 due to lower interest rates in the quarter ended February 28, 2003. Additionally, the Company also had a net unrealized losses of $4,000 in the quarters ended February 28, 2003 and 2002 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes
------------

The effective income tax rate of 43.8% for the quarter ended February 28, 2003 decreased from a rate of 46.3% in the quarter ended February 28, 2002.

Net Income
----------

Net income for the quarter ended February 28, 2003 increased by $57,000 or 14.4% from the prior year period. Although gross profit decreased by $115,000 or 4.3%, income from operations increased $81,000 or 12.0% due to lower selling, general and administrative expenses.

                           TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2003 compared with nine months ended February 28, 2002

                                                            Nine Months Ended
                                                               February 28,
                                                      (Dollar amounts in Thousands)
                                                       2003                  2002
                                                       ----                  ----
                                                             %of                   %of
                                                 Amount   Revenues     Amount   Revenues
                                                 ------   --------     ------   --------
Revenues* ...................................   $39,527     100.0     $45,734     100.0
Cost of sales* ..............................    30,904      78.2      35,834      78.4
                                                -------     -----     -------     -----
Gross profit ................................     8,623      21.8       9,900      21.6


Selling, general, and administrative
  expenses                                        5,545      14.0       6,594      14.4
                                                -------     -----     -------     -----
Income from operations ......................     3,078       7.8       3,306       7.2

Other income ................................       148       0.4         259       0.6
                                                -------     -----     -------     -----
Income before income taxes ..................     3,226       8.2       3,565       7.8
Provision for income taxes ..................     1,401       3.6       1,546       3.4
                                                -------     -----     -------     -----
Net income ..................................   $ 1,825       4.6     $ 2,019       4.4
                                                =======     =====     =======     =====

* For fiscal 2002, amounts revised to reflect the Company's adoption of EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", effective March 1, 2002.

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the nine months ended February 28, 2003 decreased $6,207,000 or 13.6% from the comparable period in fiscal 2002. The continuing weak economic environment has caused almost all of our customers to severely cut back on their IT spending. This has caused a decrease in the placement of new consultants with clients, resulting in a decrease in the average number of consultants on billing from approximately 377 for the nine months ended February 28, 2002 to 352 for the nine months ended February 28, 2003. After reaching a low point in the beginning of calendar year 2002, we had made some progress during the year, only to again reach the previous year's low point at year end due to headcount reductions resulting from budget restrictions at many of our clients. Additionally, due to the current economic environment, customers have required the Company to decrease the rates charged for its services. As a result, the Company has also decreased the rates paid to its consultants for their services.

The Company's revenues from programmers on billing have also been affected by discounts required by major customers as a condition to remaining on their approved vendor lists, such as discounts for prompt payment and volume discounts. In addition, some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. The Company is unable to predict the long-term effects of these changes.

                           TSR, INC. AND SUBSIDIARIES

Cost of Sales
-------------

Cost of sales for the nine months ended February 28, 2003, decreased $4,930,000 or 13.8% to $30,904,000 from $35,834,000 in the prior year period. The decrease in costs resulted primarily from the decrease in amounts paid to programmers resulting from the decrease in contract computer programming services revenues. Cost of sales as a percentage of revenues decreased from 78.4% in the nine months ended February 28, 2002 to 78.2% in the nine months ended February 28, 2003.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $1,049,000 or 15.9% from $6,594,000 in the nine months ended February 28, 2002 to $5,545,000 in the nine months ended February 28, 2003. This decrease was primarily attributable to a reduction of account executives, technical recruiting professionals and administrative assistants, as well as a reduction of commissions paid to the remaining account executives and recruiters.


Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased by $80,000 to $182,000 due to lower interest rates in the nine months ended February 28, 2003. Additionally, the Company also had a net unrealized loss of $9,000 in the nine months ended February 28, 2003 versus a net unrealized loss of $4,000 in the nine months ended February 28, 2002 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes
------------

The effective income tax rate remained at 43.4% for the nine months ended February 28, 2002 and 2003.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At February 28, 2003, the Company had working capital of $22,452,000 and cash and cash equivalents of $5,822,000 as compared to working capital of $20,518,000 and cash and cash equivalents of $5,794,000 at May 31, 2002. Working capital increased primarily due to the Company's net income of $1,825,000 in the nine months ended February 28, 2003.

Net cash provided by operating activities amounted to $3,051,000 for the nine months ended February 28, 2003, compared to cash provided of $3,161,000 for the nine months ended February 28, 2002. The cash provided by operating activities in both periods resulted primarily from the Company's net income and decreases in accounts receivable. The decreases in accounts receivable resulted primarily from the reduced revenues.

Net cash used in investing activities amounted to $3,014,000 for the nine months ended February 28, 2003, compared to $2,803,000 for the nine months ended February 28, 2002. The increase in net cash flows used in investing activities primarily resulted from an increase in the purchase of U.S. Treasury Bills.

The Company's capital resource commitments at February 28, 2003 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of non-cancelable long-term operating lease commitments as of February 28, 2003 follows:

                     FY 03     FY 04     FY 05     FY 06  Thereafter     Total
Operating Leases   $85,000  $343,000  $349,000  $170,000   $118,000   $1,065,000

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2003. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of February 28, 2003, no amounts were outstanding under this line of credit.

                           TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
--------------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company intends on continuing to apply the intrinsic value method of accounting for stock-based employee compensation, and will provide the required disclosures of SFAS No. 148 in all future filings. The adoption of this pronouncement will not have any impact on the Company's consolidated financial position or results of operations.


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

                           TSR, INC. AND SUBSIDIARIES

Critical Accounting Policies
----------------------------

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through February 28, 2003, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

                           TSR, INC. AND SUBSIDIARIES


Item 4. Procedures and Controls
-------------------------------

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


                                  TSR, Inc.
                                  (Registrant)


Date: April 3, 2003               /s/ J.F. Hughes
                                  ----------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer



Date: April 3, 2003               /s/ John G. Sharkey
                                  ----------------------------------------------
                                  John G. Sharkey, Vice President Finance

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


Date: April 3, 2003
                                        /s/ J.F. Hughes
                                        ----------------------------------------
                                        J.F. Hughes
                                        Chairman, President and Treasurer

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


Date: April 3, 2003
                                        /s/ John G. Sharkey
                                        ----------------------------------------
                                        John G. Sharkey
                                        Vice President, Finance