Form 10-K
period 2003-05-31
TSR INC
filed 2003-08-18
CIK 98338

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

                     For the fiscal year ended May 31, 2003

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


Securities registered pursuant to Section 12(b) of the Exchange Act: None
                                                                     ----
                                                                (Title of Class)


Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     Page 1
================================================================================

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $5.00 at November 30, 2002 was $12,400,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2003 was 4,544,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2003 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

ITEM 1.  BUSINESS.
         --------

GENERAL
-------

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies and state and local government agencies with significant technology budgets. In the year ended May 31, 2003, the Company provided IT staffing services to approximately 100 clients.

The Company was incorporated in Delaware in 1969. The Company's executive offices are located at 400 Oser Avenue, Hauppauge, NY 11788, and its telephone number is (631) 231-0333. This annual report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, WWW.TSRCONSULTING.COM, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.


Contract Computer Programming Services
--------------------------------------

Staffing Services
-----------------
The Company's contract computer programming services involve the provision of technical staff to clients to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company's clients. The Company's approach is to make available to its clients a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of mainframe and mid-range computer operations, personal computers and client-server support, internet and e-commerce operations, voice and data communications (including local and wide area networks) and help desk support. The Company's services provide clients with flexibility in staffing their day-to-day operations, as well as special projects, on a short-term or long-term basis.

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

Operations
----------
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices, but intends to seek to grow its business by adding account executives and technical recruiters in its existing offices. However, due to the economic downturn, the Company closed its Farmington, Connecticut office in October 2002 and is not currently hiring new account executives and technical recruiters and has not replaced account executives and technical recruiters who have left the Company. At these offices, as of May 31, 2003, the Company employed 11 persons who are responsible for recruiting technical personnel and 15 persons who are account executives. As of May 31, 2002 the Company had employed 7 technical personnel recruiters and 14 account executives.

Marketing and Clients
---------------------
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 100 clients during the year ended May 31, 2003 as compared to 110 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2003, the Company had two clients which constituted more than 10% of consolidated revenues (Procurestaff Ltd., 20.7% and NYC Department of Education, 19.6%). (Procurestaff Ltd. is a vendor management services provider. The majority of the revenue generated was from AT&T as the end client). Additionally, the Company's top ten clients accounted for 73% of consolidated revenues in fiscal 2003 as compared to 61% in fiscal 2002. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

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

The Company's marketing has been affected because some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

Professional Staff and Recruitment
----------------------------------
The Company maintains a database of over 85,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 11 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services.

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

Intellectual Property Rights
----------------------------

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

Personnel
---------

As of June 30, 2003, the Company employs 220 people including its 3 executive officers. Of such employees 15 are engaged in sales, 11 are recruiters for programmers, 179 are technical and programming consultants, and 12 are in administration and clerical functions. None of the Company's employees belong to unions.

Item 2. Properties.
        ----------

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring October 31, 2005, with annual rentals of approximately $100,000. This space is used as executive and administrative offices as well as by the Registrant's operating subsidiary.

The Company also leases sales and technical recruiting offices in New York City (lease expires August, 2007) and Edison, New Jersey (lease expires August,
2005), with aggregate monthly rentals of approximately $20,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings.
        -----------------

There are no material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

Not Applicable

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2003 and 2002:


                                             June 1, 2002 - May 31, 2003

                                         1st        2nd        3rd        4th
                                       Quarter    Quarter    Quarter    Quarter
                                       ----------------------------------------
      High Sales Price.............     6.45       5.34       5.83       6.73

      Low Sales Price..............     3.51       4.12       4.55       4.45

                                             June 1, 2001 - May 31, 2002

                                         1st        2nd        3rd        4th
                                       Quarter    Quarter    Quarter    Quarter
                                       ----------------------------------------
      High Sales Price.............     5.85       5.35       7.00        6.35

      Low Sales Price..............     4.50       4.42       5.02        5.01


There were 174 holders of record of the Company's Common Stock as of July 31, 2003. Additionally, the Company estimates that there were approximately 1,600 beneficial holders as of that date. On June 23, 2003, the Company declared a special, large nonrecurring dividend of $2.00 per share payable on July 28, 2003 to holders of record as of July 11, 2003. Additionally, the Company intends to declare a quarterly dividend of $0.15 during the fiscal year ending May 31, 2004. The Company also intends to maintain an ongoing quarterly dividend rate of $0.15 beyond fiscal year 2004 assuming cash flow from operations remains at current levels. If cash flows from operations is not maintained, the dividend rate will be reassessed. There can be no assurance that the Company will continue to pay dividends.

Securities authorized for issuance under equity compensation plans.

The following table provides information as of May 31, 2003 with respect to compensation plans (including individual compensation arrangements) under with equity securities of the Company are authorized for issuances:

                      Equity Compensation Plan Information
------------------------------ ---------------------------------- --------------------------- --------------------------------------
                               Number of securities to be issued  Weighted-average exercise   Number of securities remaining
                               upon exercise of outstanding       price of outstanding        available for future issuance under
                               options, warrants and rights       options, warrants and       equity compensation plans (excluding
                                                                  rights                      securities reflected in column (a))

Plan Category                                 (a)                               (b)                            (c)
------------------------------ ---------------------------------- --------------------------- --------------------------------------
Equity compensation Plans
approved by security holders.            160,000                             $5.53                        549,950
------------------------------ ---------------------------------- --------------------------- --------------------------------------
Equity compensation
Plans not approved by
security holders                               0                                 0                              0
------------------------------ ---------------------------------- --------------------------- --------------------------------------
Total                                    160,000                             $5.53                        549,950
------------------------------ ---------------------------------- --------------------------- --------------------------------------

Item 6.  Selected Financial Data.
         -----------------------

(Amounts in Thousands, Except Per Share Data)
                                                      May 31,    May 31,    May 31,    May 31,    May 31,
                                                       2003       2002       2001       2000       1999
                                                       ----       ----       ----       ----       ----
Revenues.......................................     $ 52,443   $ 59,455   $ 78,951   $ 78,493   $ 84,123

Income From Operations.........................        3,975      4,424      6,294      7,241      8,174

Net Income.....................................        2,362      2,708      3,858      4,402      4,840

Basic and Diluted Net Income Per Common Share..         0.53       0.61       0.86       0.88       0.81

Working Capital................................       23,028     20,518     17,810     15,294     17,303

Total Assets...................................       27,852     25,597     23,284     20,945     23,191

Stockholders' Equity...........................       23,258     20,896     18,187     15,749     17,765

Book Value Per Common Share....................         5.26       4.73       4.12       3.36       3.23

Unaudited Quarterly Financial Data
(Amounts in Thousands, except Per Share Data)

The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2003 and 2002.

                                                       Fiscal 2003
                                                      -----------
                                         First      Second     Third      Fourth
                                         -----      ------     -----      ------

  Revenues.........................     $13,681    $13,859    $11,987    $12,916

  Gross Profit.....................       2,981      3,078      2,564      2,801

  Net Income.......................         664        709        452        537

  Basic and Diluted Net Income
             per Common Share......     $  0.15    $  0.16    $  0.10    $  0.12

                                                      Fiscal 2002
                                                      -----------
                                         First      Second     Third      Fourth
                                         -----      ------     -----      ------

  Revenues*........................     $17,468    $15,381    $12,886    $13,720

  Gross Profit.....................       3,857      3,364      2,679      2,987

  Net Income.......................         861        763        395        689

  Basic and Diluted Net Income
             per Common Share......     $  0.19    $  0.17    $  0.09    $  0.16

* Amounts reported prior to the fourth quarter of fiscal 2002 have been revised to reflect the Company's adoption of Emergency Issues Task Force
     (EITF) Issue 01-14, "Income Statement Characterization of Reimbursements for `Out-of-Pocket' Expenses Incurred", effective March 1, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that historical trends in operating results will continue in the future:

                                                                                        Year Ended May 31,
                                                                                  (Dollar Amounts in Thousands)
                                                                      2003                    2002                    2001
                                                                      ----                    ----                    ----
                                                                           % of                     % of                    % of
                                                               Amount     Revenue      Amount     Revenue      Amount     Revenue
                                                               ------     -------      ------     -------      ------     -------
Revenues*..............................................      $ 52,443      100.0     $ 59,455      100.0     $ 78,951       100.0

Cost of Sales*.........................................        41,019       78.2       46,568       78.3       61,830        78.3
                                                             --------     ------     --------     ------      -------      ------

Gross Profit...........................................        11,424       21.8       12,887       21.7       17,121        21.7


Selling, General, and Administrative Expenses..........        7, 450       14.2        8,463       14.2       10,827        13.7
                                                             --------     ------     --------     ------      -------      ------
Income from Operations.................................         3,974        7.6        4,424        7.5        6,294         8.0

Other Income...........................................           182        0.3          314        0.5          488         0.6
                                                             --------     ------     --------     ------      -------      ------
Income Before Income Taxes.............................         4,156        7.9        4,738        8.0        6,782         8.6

Provision for Income Taxes.............................         1,794        3.4        2,030        3.4        2,924         3.7
                                                             --------     ------     --------     ------      -------      ------
Net Income.............................................      $  2,362        4.5     $  2,708        4.6     $  3,858         4.9
                                                             ========     ======     ========     ======     ========      ======

* For fiscal 2001, amounts revised to reflect the Company's adoption of EITF Issue 01-14, "Income Statement Characterization of Reimbursements for `Out of Pocket' Expenses Incurred", effective March 1, 2002.

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the fiscal year ended May 31, 2003 decreased $7,012,000 or 11.8% from fiscal 2002. The continuing weak economic environment has significantly reduced the IT spending levels of many of our major customers, limiting opportunities to place new consultants on billing. The economic environment has decreased demand for placements, resulting in an overall decrease in the rates charged for computer programming services. In addition, the economic environment has caused a decrease in the placement of new consultants with clients, resulting in a decrease in the average number of consultants on billing from approximately 368 for the year ended May 31, 2002 to 358 for the year ended May 31, 2003. During the fiscal year, the Company experienced periods of both increasing and decreasing numbers of consultants on billing, with no strong trends developing. However, at May 31, 2003 the Company, was near the high end of consultants on billing for the fiscal year.

The Company's revenues from programmers on billing have also been affected by discounts required by major customers as a condition to remaining on their approved vendor lists, such as discounts for prompt payment and volume discounts. In addition, some major customers have retained third parties to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins. The Company is unable to predict the long-term effects of these changes.

Revenues for fiscal 2002 decreased $19,496,000 from fiscal 2001. This decrease resulted from an overall decrease in the number of programmers on billing with clients from approximately 430 at May 31, 2001 to approximately 340 at May 31, 2002.

Cost of Sales
-------------

Cost of sales decreased by $5,549,000, or 11.9%, in fiscal 2003 from fiscal 2002. The decrease in costs resulted primarily from the decrease in amounts paid to technical personnel resulting primarily from the decrease in contract computer programming services revenues and from decreases in amounts paid to programmers.

Cost of sales as a percentage of revenues decreased to 78.2% in fiscal 2003 from 78.3% in fiscal 2002. This resulted primarily from decreased amounts paid to programmers as a result of price rollbacks and discounts required by several clients, as discussed above.

Fiscal 2002 cost of sales decreased $15,262,000, or 24.7%, compared to fiscal 2001. The decrease in costs resulted primarily from the decrease in amounts paid to technical personnel resulting from primarily the decrease in contract computer programming services revenues.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $1,013,000, or 12.0%, from $8,463,000 in fiscal 2002 to $7,450,000 in fiscal 2003. Commissions relating to revenues from contract computer programming services decreased, and there was an overall decrease in expenses as a result of the reduction of account executives, technical recruiting professionals and administrative assistants. Included in selling, general and administrative expenses in fiscal 2002 was a provision for bad debts of $200,000. This amount reflected an anticipated increase in credit losses on our accounts receivable due to the changes in the economic environment.

Selling, general and administrative expenses decreased $2,364,000 or 21.8% from $10,827,000 in fiscal 2001 to $8,463,000 in fiscal 2002. Commissions relating to revenues from contract computer programming services decreased, and there was an overall decrease in expenses as a result of a reduction of account executives and technical recruiting professionals.

Other Income
------------

Fiscal 2003 other income resulted primarily from interest and dividend income of $235,000, which decreased due to lower interest rates. The Company also had a net loss of $6,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Fiscal 2002 other income also resulted primarily from interest and dividend income of $323,000, which decreased due to lower interest rates. The Company also had a net loss of $6,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Income Taxes
------------

The effective income tax rate increased to 43.2% in fiscal 2003 from 42.8% in fiscal 2002 because of higher state and local taxes.

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

At May 31, 2003, the Company had working capital of $23,028,000 and cash and cash equivalents of $5,063,000 as compared to working capital of $20,518,000 and cash and cash equivalents of $5,794,000 at May 31, 2002. In July, 2003, the Company declared a special, large nonrecurring dividend of $2.00 per share, and announced a policy of declaring dividends at the rate of $0.15 per quarter for its 2004 fiscal year end and, if it is able to maintain cash flow from operations, beyond. The $2.00 per share dividend resulted in a reduction of working capital and cash and marketable securities of $9,088,000 in July 2003.

Net cash flow of $3,298,000 was provided by operations during fiscal 2003 as compared to $4,380,000 of net cash flow from in operations in fiscal 2002. The cash flow from operations primarily resulted from net income of $2,362,000 in fiscal 2003 and as a result of a decrease in accounts receivable of $894,000 from $10,132,000 at May 31, 2002 to $9,238,000 at May 31, 2003. The reductions in net cash flow provided by operations occurred because of a reduction in net income and less of a decrease in accounts receivable during fiscal 2003 as compared with fiscal 2002.

Net cash used in investing activities amounted to $4,019,000 for fiscal 2003, compared to $4,795,000 for fiscal 2002. The net cash flows used in investing activities primarily resulted from purchases of marketable securities in excess of sales and proceeds from maturities of marketable securities.

Cash used in financing activities during the fiscal year ended May 31, 2003 resulted from a distribution of $9,000 to the minority interest. Cash provided by financing activities resulted from the sale of a minority interest in a subsidiary for $1,000 during the fiscal year ended May 31, 2002. Cash used in financing activities for fiscal 2001 consisted of purchases of treasury stock amounting to $1,419,000.

The Company's capital resource commitments at May 31, 2003 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of noncancelable long-term operating lease commitments as of May 31, 2003 follows:

                      FY 04     FY 05     FY 06     FY 07   Thereafter   Total
Operating Leases... $343,000  $349,000  $170,000  $118,000   $17,000   $ 997,000

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2003. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of May 31, 2003, no amounts were outstanding under this line of credit.


Impact of New Accounting Standards
----------------------------------

In December, 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company intends on continuing to apply the intrinsic value method of accounting for stock-based employee compensation, and will provide the required disclosures of SFAS No. 148 in all its filings.

In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("Interpretation 45"). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's consolidated financial statements.

Critical Accounting Policies
----------------------------

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

Valuation of Long-Lived Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through May 31, 2003, we have continued and expect to continue to generate sufficient cash flows, and, therefore, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate in the future, we may determine that some portions of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations in future periods.

Forward-Looking Statements; Factors that Affect Future Results
--------------------------------------------------------------

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

Dependence on Significant Relationships.

In the fiscal year, ended May 31, 2003, the Company's largest clients, Procurestaff Ltd. and the NYC Department of Education accounted for 20.7% and 19.6% of the Company's consolidated revenues, respectively. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts, are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company's financial condition and results of operations.

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

Effect of Fluctuations in Economic Conditions

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. Beginning with the second half of the Company's 2001 fiscal year, the Company has experienced a decline in demand for its IT staffing services. The Company attributes a significant portion to this decline to customers reducing their spending on IT projects as a result of the current economic environment. During fiscal 2003, the Company experienced periods of both increasing and decreasing numbers of consultants on billing, with no strong trends developing. The Company cannot predict when economic conditions will improve and the demand for IT services will increase.

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

The Company's contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client's supervision. Although the Company has little control over the client's workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by clients. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel, errors, and misuse of client proprietary information or theft of client property. To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker's compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its clients from the foregoing and claims have been against the Company. Certain of these cost and liabilities are not covered by insurance. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

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


Item 8.  Financial Statements.
         --------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

      Report of Independent Certified Public Accountants...........    15

      Independent Auditors' Report.................................    16

      Consolidated Financial Statements:

      Consolidated Balance Sheets as of May 31, 2003 and 2002......    17

      Consolidated Statements of Income for the
           years ended May 31, 2003, 2002 and 2001.................    19

      Consolidated Statements of Stockholders' Equity
           for the years ended May 31, 2003, 2002 and 2001.........    20

      Consolidated Statements of Cash Flows for the
           years ended May 31, 2003, 2002 and 2001.................    21

      Notes to Consolidated Financial Statements...................    22

               Report Of Independent Certified Public Accountants


Board of Directors and Stockholders
TSR, Inc. and Subsidiaries
Hauppauge, New York

We have audited the accompanying consolidated balance sheet of TSR, Inc. and subsidiaries as of May 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended May 31, 2003 as listed on Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries at May 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                     /s/ BDO SEIDMAN, LLP

Melville, New York
July 8, 2003

                          Independent Auditors' Report


The Board of Directors
      and Shareholders
TSR, Inc.:


We have audited the accompanying consolidated balance sheet of TSR, Inc. and subsidiaries as of May 31, 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the two-year period then ended, and the related consolidated financial statement schedule as of and for each of the years in the two-year period ended May 31, 2002, as listed in Item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         /s/ KPMG, LLP
Melville, New York
July 18, 2002

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 2003 and 2002

                                     ASSETS

                                                                               2003          2002
                                                                           -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents (note1 (d)) ..............................   $ 5,063,098   $ 5,793,896
    Marketable securities (note 1 (e))  ................................    12,949,174     8,941,535
    Accounts receivable:
        Trade, net of allowance for doubtful accounts
          of $430,000 in 2003 and 2002 (note 1(f))  ....................     9,238,037    10,131,579
        Other ..........................................................        50,828        49,819
                                                                           -----------   -----------
                                                                             9,288,865    10,181,398

    Prepaid expenses ...................................................        39,857        50,926
    Prepaid and recoverable income taxes ...............................        60,739        69,357
    Deferred income taxes (note 2)  ....................................       180,000       180,000
                                                                           -----------   -----------

          TOTAL CURRENT ASSETS .........................................    27,581,733    25,217,112
                                                                           -----------   -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Equipment ..........................................................       423,867       455,325
    Furniture and fixtures .............................................       112,196       126,404
    Automobiles ........................................................       128,859       128,859
    Leasehold improvements .............................................        68,379        69,386
                                                                               733,301       779,974

    Less accumulated depreciation and amortization .....................       708,346       703,930
                                                                           -----------   -----------
                                                                                24,955        76,044

OTHER ASSETS ...........................................................        50,804        52,182

DEFERRED INCOME TAXES (NOTE 2) .........................................       123,000       123,000
ACQUIRED CLIENT RELATIONSHIPS, NET OF ACCUMULATED
      AMORTIZATION OF $100,105 AND $42,902 (NOTE 3)  ...................        71,503       128,706
                                                                           -----------   -----------

                                                                           $27,851,995   $25,597,044
                                                                           ===========   ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                              May 31, 2003 and 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2003          2002
                                                                 -----------   -----------
Current liabilities:
    Accounts and other payables ..............................   $   230,632   $   119,176

    Accrued and other liabilities:
        Salaries, wages and commissions ......................     2,067,042     2,333,507
        Legal and professional fees ..........................       103,776        81,426
        Other ................................................       115,464       114,331
                                                                 -----------   -----------
                                                                   2,286,282     2,529,264

    Advances from customers ..................................     1,793,496     1,814,611
    Income taxes payable .....................................       242,981       235,888
                                                                 -----------   -----------
               Total current liabilities .....................     4,553,391     4,698,939
                                                                 -----------   -----------

Minority interest ............................................        40,902         2,578

Commitments and contingencies (notes 6 and 8)

Stockholders' equity (notes 4 and 7):
    Preferred stock, $1.00 par value,
        Authorized 1,000,000 shares; none issued .............          --            --
    Common stock, $.01 par value, authorized
         25,000,000 shares; issued 6,078,326 shares ..........        60,783        60,783
    Additional paid-in capital ...............................     4,134,053     4,134,053
    Retained earnings ........................................    31,094,167    28,731,992
                                                                 -----------   -----------
                                                                  35,289,003    32,926,828
    Less:  Treasury stock, 1,660,314 shares, at cost .........    12,031,301    12,031,301
                                                                 -----------   -----------

               Total stockholders' equity ....................    23,257,702    20,895,527
                                                                 -----------   -----------

                                                                 $27,851,995   $25,597,044
                                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended May 31, 2003, 2002 and 2001

                                                                          2003            2002            2001
                                                                      ------------    ------------    ------------
Revenues, net .....................................................   $ 52,443,160    $ 59,455,162    $ 78,950,548


Cost of sales .....................................................     41,018,719      46,568,053      61,829,907

Selling, general and administrative expenses ......................      7,449,831       8,463,186      10,826,855
                                                                      ------------    ------------    ------------
                                                                        48,468,550      55,031,239      72,656,762
                                                                      ------------    ------------    ------------

Income from operations ............................................      3,974,610       4,423,923       6,293,786
                                                                      ------------    ------------    ------------

Other Income:
     Interest and dividend income .................................        234,867         322,520         466,006

     Unrealized gain (loss) from marketable securities, net .......         (5,620)         (6,371)         21,855

     Minority interest in subsidiary operating profit .............        (47,682)         (1,578)           --
                                                                      ------------    ------------    ------------

                                                                           181,565         314,571         487,861
                                                                      ------------    ------------    ------------

Income before income taxes ........................................      4,156,175       4,738,494       6,781,647

Provision for income taxes (note 2) ...............................      1,794,000       2,030,000       2,924,000
                                                                      ------------    ------------    ------------

     Net income ...................................................   $  2,362,175    $  2,708,494    $  3,857,647
                                                                      ============    ============    ============


Basic net income per common share .................................   $       0.53    $       0.61    $       0.86
                                                                      ============    ============    ============


Weighted average number of common shares outstanding ..............      4,418,012       4,418,012       4,494,495
                                                                      ============    ============    ============

Diluted net income per common share ...............................   $       0.53    $       0.61    $       0.86
                                                                      ============    ============    ============

Weighted average number of diluted common shares
                    outstanding ...................................      4,418,012       4,422,348       4,494,495
                                                                      ============    ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended May 31, 2003, 2002 and 2001

                                       Shares of                    Additional                                          Total
                                        common         Common        paid-in         Retained         Treasury      stock-holders'
                                        stock          stock         Capital         earnings          stock           Equity
                                        -----          -----         -------         --------          -----           ------
Balance of May 31, 2000..........     6,078,326    $     60,783    $  4,134,053    $ 22,165,851    $(10,612,160)   $ 15,748,527

Purchase of treasury stock.......           --              --              --              --       (1,419,141)     (1,419,141)
Net Income.......................           --              --              --        3,857,647             --        3,857,647
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2001..........     6,078,326          60,783       4,134,053      26,023,498     (12,031,301)     18,187,033

Net Income.......................           --              --              --        2,708,494             --        2,708,494
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2002..........     6,078,326          60,783       4,134,053      28,731,992     (12,031,301)     20,895,527

Net Income.......................           --              --              --        2,362,175             --        2,362,175
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance at May 31, 2003..........     6,078,326    $     60,783    $  4,134,053    $ 31,094,167    $(12,031,301)   $ 23,257,702
                                   ============    ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended May 31, 2003, 2002 and 2001

                                                                                     2003            2002            2001
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
    Net Income ...............................................................   $  2,362,175    $  2,708,494    $  3,857,647
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ........................................        114,506         130,446         104,626
        Provision for doubtful accounts ......................................           --           200,000         100,000
        Unrealized loss (gain) from marketable securities, net ...............          5,620           6,371         (21,855)
        Deferred income taxes ................................................           --           (21,000)          8,000
        Minority interest in subsidiary operating profit .....................         47,682           1,578            --
        Changes in operating assets and liabilities:
               Accounts receivable-trade .....................................        893,542       1,900,911         780,967
               Other accounts receivable .....................................         (1,009)         16,022          87,302
               Prepaid expenses ..............................................         11,069         (17,199)          5,973
               Prepaid and recoverable income taxes ..........................          8,618          75,006        (105,205)
               Other assets ..................................................          1,378          (6,037)         (5,843)
               Accounts payable and accrued expenses .........................       (131,526)       (763,119)       (546,341)
               Advances from customers .......................................        (21,115)        126,461         453,490
               Income taxes payable ..........................................          7,093          21,933          (6,868)
                                                                                 ------------    ------------    ------------

    Net cash provided by operating activities ................................      3,298,033       4,379,867       4,711,893
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
         Proceeds from maturities and sales of marketable securities .........     16,854,460      10,312,027       5,692,241
         Purchases of marketable securities ..................................    (20,867,719)    (14,826,955)     (6,824,132)
         Purchases of fixed assets ...........................................         (6,214)         (5,840)        (62,783)
         Purchase of net assets, net of cash acquired ........................           --          (274,564)           --
                                                                                 ------------    ------------    ------------

    Net cash used in investing activities ....................................     (4,019,473)     (4,795,332)     (1,194,674)
                                                                                 ------------    ------------    ------------

Cash flows from financing activities:
         Distribution to minority interest ...................................         (9,358)           --              --
         Proceeds from sale of minority interest .............................           --             1,000            --
         Purchases of treasury stock .........................................           --              --        (1,419,141)
                                                                                 ------------    ------------    ------------
    Net cash provided by (used) in financing activities ......................         (9,358)          1,000      (1,419,141)
                                                                                 ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .........................       (730,798)       (414,465)      2,098,078

Cash and cash equivalents at beginning of year ...............................      5,793,896       6,208,361       4,110,283
                                                                                 ------------    ------------    ------------

Cash and cash equivalents at end of year .....................................   $  5,063,098    $  5,793,896    $  6,208,361
                                                                                 ============    ============    ============

Supplemental Disclosure:
    Income taxes paid ........................................................   $  1,778,000    $  1,954,000    $  3,028,000
                                                                                 ============    ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           May 31, 2003, 2002 and 2001

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    BUSINESS AND NATURE OF OPERATIONS
       TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2003, two customers accounted for more than 10% of the Company's revenues, constituting 20.7% and 19.6% of revenues, respectively. In fiscal 2002 two customers accounted for more than 10% of the Company's revenues, constituting 15.3% and 11.6% of revenues, respectively. In fiscal 2001, one customer accounted for 12.1% of revenues. The Company operates in one business segment, computer programming services.

(b)    PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)    REVENUE RECOGNITION
       The Company's contract computer programming services are generally provided under time and materials arrangements with its customers. Accordingly, such revenues are recognized as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services and credit balances from overpayments.

       Effective March 1, 2002, the Company adopted Emerging Issues Task Force
       (EITF) Issue 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Accordingly, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue. Prior to adoption of EITF Issue 01-14, the Company characterized such amounts as a reduction of cost of sales. Accordingly, amounts previously reported for revenues and cost of sales have been increased by $422,817, for fiscal year 2001.

(d)    CASH AND CASH EQUIVALENTS
       The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2003 and 2002:
                                                       2003           2002
                                                   -----------    -----------
          Cash in banks.......................     $   341,815    $   229,889
          Money Market Funds..................       4,721,283      5,564,007
                                                   -----------    -----------
                                                   $ 5,063,098    $ 5,793,896
                                                   ===========    ===========


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           May 31, 2003, 2002 and 2001

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

                                                                 Gross          Gross
                                                               Unrealized     Unrealized
                                                Amortized       Holding         Holding
                                                   Cost          Gains          Losses      Fair Value
                                               -----------    -----------    -----------    -----------
       2003:    US Treasury securities......   $12,928,408    $       --     $       --     $12,928,408
                    Equity securities.......        28,287            --          (7,521)        20,766
                                               -----------    -----------    -----------    -----------
                                               $12,956,695    $       --     $    (7,521)   $12,949,174
                                               ===========    ===========    ===========    ===========


       2002:    US Treasury securities......   $ 8,915,149    $       --     $       --     $ 8,915,149
                    Equity securities.......        28,287          5,229         (7,130)        26,386
                                               -----------    -----------    -----------    -----------
                                               $ 8,943,436    $     5,229    $    (7,130)   $ 8,941,535
                                               ===========    ===========    ===========    ===========

(f)    ACCOUNTS RECEIVABLE AND CREDIT POLICIES:
       The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

(g)    DEPRECIATION AND AMORTIZATION
       Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

         Equipment......................     3 years
         Furniture and fixtures.........     3 years
         Automobiles....................     3 years
         Leasehold improvements.........     Lesser of lease term or useful life

(h)    NET INCOME PER COMMON SHARE
       Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 160,000, 185,664 and 190,000 have been omitted from the calculation of diluted net income per common share for the fiscal year ended May 31, 2003, 2002 and 2001, respectively.

(i)    INCOME TAXES
       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial reporting and tax bases of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. The effect of enacted tax law or rate changes is reflected in income in the period of enactment.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           May 31, 2003, 2002 and 2001

(j)    FAIR VALUE OF FINANCIAL INSTRUMENTS
       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the financial statements approximate fair value because of the short-term maturities of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 2003.

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

(m)    COMPREHENSIVE INCOME
       The Company's net income equaled comprehensive income in fiscal 2003, 2002 and 2001.

(n)    STOCK OPTIONS
       The Company has one stock-based employee compensation plan in effect, which is described more fully in Note 4. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

                                                         Year Ended May 31,
                                                         ------------------
                                                2003            2002            2001
                                            ------------    ------------    ------------
Net income:
  As reported..........................     $  2,362,175    $  2,708,494    $  3,857,647
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net
of minority interest and related tax
effects................................          (12,175)        (12,494)       (214,647)
                                            ------------    ------------    ------------
  Proforma Net Income..................     $  2,350,000    $  2,696,000    $  3,643,000
                                            ============    ============    ============
Basic net income per share:
  As reported..........................     $       0.53    $       0.61    $       0.86
                                            ============    ============    ============
  Proforma SFAS 123....................     $       0.53    $       0.61    $       0.81
                                            ============    ============    ============

       The per share weighted-average fair value of stock options granted during 2001 was approximately $2.11 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 48%, and an expected option life of three years. There were no options granted in fiscal 2003 and 2002.

(o)    IMPACT OF NEW ACCOUNTING STANDARDS
       In December, 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company intends on continuing to apply the intrinsic value method of accounting for stock-based employee compensation, and will provide the required disclosures of SFAS No. 148 in all its filings.

       In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("Interpretation 45"). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding Interpretation No. 45.

       In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           May 31, 2003, 2002 and 2001


(2)    INCOME TAXES
       A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2003, 2002, and 2001 to the reported amounts is as follows:

                                                        2003                  2002                  2001
                                                  Amount        %       Amount        %       Amount        %
                                                ----------    ----    ----------    ----    ----------    ----
       Amounts at statutory federal tax rate    $1,413,000    34.0%   $1,611,000    34.0%   $2,306,000    34.0%

       State and local taxes, net of
               federal income tax effect ....      334,000     8.0       340,000     7.2       574,000     8.5
       Non-deductible expenses, and other ...       47,000     1.2        79,000     1.6        44,000     0.6
                                                ----------    ----    ----------    ----    ----------    ----
                                                $1,794,000    43.2%   $2,030,000    42.8%   $2,924,000    43.1%
                                                ==========    ====    ==========    ====    ==========    ====

       The components of the provision for income taxes are as follows:

                                        Federal         State          Total
                                      -----------    -----------    -----------
        2003:  Current.............   $ 1,288,000    $   506,000    $ 1,794,000
               Deferred............           --             --             --
                                      -----------    -----------    -----------
                                      $ 1,288,000    $   506,000    $ 1,794,000
                                      ===========    ===========    ===========

        2002:  Current.............   $ 1,449,000    $   602,000    $ 2,051,000
               Deferred............        66,000        (87,000)       (21,000)
                                      -----------    -----------    -----------
                                      $ 1,515,000    $   515,000    $ 2,030,000
                                      ===========    ===========    ===========

        2001:  Current.............   $ 2,047,000    $   869,000    $ 2,916,000
               Deferred............         8,000            --           8,000
                                      -----------    -----------    -----------
                                      $ 2,055,000    $   869,000    $ 2,924,000
                                      ===========    ===========    ===========


       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2003 and 2002 are as follows:
                                                             2003         2002
                                                          ---------    ---------
         Allowance for doubtful accounts receivable.....  $ 180,000    $ 180,000
         Equipment and leasehold improvement
                 Depreciation and amortization..........     89,000      109,000
         Acquired client relationships..................     34,000       14,000
                                                          ---------    ---------
                    Total deferred income tax assets....  $ 303,000    $ 303,000
                                                          =========    =========

       The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           May 31, 2003, 2002 and 2001

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

            Cash......................................      $    11,936
            Other current assets......................          303,520
            Equipment.................................           16,235
            Acquired client relationships.............          171,608
            Current liabilities.......................         (216,799)
                                                            -----------
                                                            $   286,500

       In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships. Amortization expense for the year ended May 31, 2003 and 2002 were $57,203 and $42,902, respectively.

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

                                                     Stock Options Outstanding
                                                                        Weighted
                                                             Exercise    Average
                                                    Shares     Price      Price

       Outstanding at May 31, 2000............     230,000    $ 11.75    $ 11.75

       Options expired and forfeited..........    (230,000)     11.75      11.75
       Options granted........................     190,000       5.53       5.53
                                                  --------    -------    -------

       Outstanding at May 31, 2001 and 2002...     190,000       5.53       5.53
       Options forfeited......................     (30,000)      5.53       5.53
                                                  --------    -------    -------

       Outstanding at May 31, 2003............     160,000       5.53       5.53
                                                  --------    -------    -------

       Exercisable at May 31, 2003............     160,000    $  5.53    $  5.53
                                                  ========    =======    =======

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           May 31, 2003, 2002 and 2001


(5)    LINE OF CREDIT
       The Company has an available line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of May 31, 2003, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance. The Company intends to renew this facility on or before its current expiration.


(6)    COMMITMENTS AND CONTINGENCIES
       A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2003 follows:

                   Fiscal Year            Amount
                   -----------          ---------
                   2004............       343,000
                   2005............       349,000
                   2006............       170,000
                   2007............       118,000
                   Thereafter......        17,000
                                        ---------
                              Total     $ 997,000

       Total rent expenses under all lease agreements amounted to $357,000, $393,000 and $350,000, in fiscal 2003, 2002, and 2001 respectively.

       The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.

(7)    TREASURY STOCK
       During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company repurchased 576,500 shares of its common stock for $4,194,378, at the market value of the stock on the purchase date. Additionally, in June 1999 and January 2000 the Board of Directors authorized additional buy backs of up to 500,000 shares of common stock each. In fiscal 2000, the Company repurchased 821,414 shares of its common stock for $6,417,782, at the market value of the stock at the purchase date. In October 2000, the Board of Directors authorized an additional buyback of up to 250,000 shares of common stock. In fiscal 2001, the Company repurchased 262,400 shares of its common stock for $1,419,141, at the market value of the stock at the purchase date. In fiscal 2003 and 2002, there were no repurchases.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                           May 31, 2003, 2002 and 2001

(8)    EMPLOYMENT AGREEMENTS
       In June 2001, an employment agreement was entered into with the President of the contract computer programming services subsidiary providing for an annual base salary and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company's contract computer programming services subsidiary. This agreement is for a four-year term ending May 31, 2005 and provides for severance, in the event of termination, of a maximum of one year's salary. In the event of a change in control of the Corporation, the executive would be entitled to a severance payment of
       2.99 times his average total compensation but not in excess of $250,000 times the remaining years in the contract term.

       In June 2002, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer, which terminates May 31, 2007. This agreement provides for an initial base salary with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000.

(9)    UNAUDITED QUARTERLY FINANCIAL DATA
       The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2003 and 2002.

                                                    Fiscal 2003
                                                    -----------
                                       First     Second     Third     Fourth
                                       -----     ------     -----     ------

    Revenues......................  $ 13,681   $ 13,859   $ 11,987   $ 12,916
    Gross Profit..................     2,981      3,078      2,564      2,801
    Net Income....................       664        709        452        537
    Basic and Diluted Net Income
               per Common Share...  $   0.15   $   0.16   $   0.10   $   0.12


                                   (Amounts in Thousands, except Per Share Data)
                                                    Fiscal 2002
                                                    -----------
                                      First      Second     Third      Fourth
                                      -----      ------     -----      ------

    Revenues*.....................  $ 17,468   $ 15,381   $ 12,886   $ 13,720
    Gross Profit..................     3,857      3,364      2,679      2,987
    Net Income....................       861        763        395        689
    Basic and Diluted Net Income
               per Common Share...  $   0.19   $   0.17   $   0.09   $   0.16


       *Amounts reported prior to the fourth quarter of fiscal 2002 have been revised to reflect the Company's adoption of EITF Issue 01-14, "Income Statement Characterization of Reimbursements for `Out-of-Pocket' Expenses Incurred", effective March 1, 2002.

(10)   SUBSEQUENT EVENT
       On June 23, 2003, the Board of Directors of the Company announced that a special, large nonrecurring cash dividend of $2.00 per share will be paid on July 28, 2003 to shareholders of record as of July 11, 2003. This dividend will amount to approximately $9,088,000 and will be paid from the Company's cash and marketable securities. Additionally, the Company intends to adopt a policy of declaring regular quarterly cash dividends of $0.15 per share, beginning in the first quarter of fiscal 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure
--------------------

The information required by this Item 9 was previously reported in the Company's Form 8K filed on May 22, 2003.

Item 9A. Procedures and Controls
         -----------------------

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10K. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter (the fourth fiscal quarter of the Company's year ended May 31, 2003) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part III

Item 10. Directors and Executive Officers of the Company.
         -----------------------------------------------

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
         ----------------------

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2003 Annual Meeting of Stockholders.


Item 14. Principal Accountant Fees and Services
         --------------------------------------

The information required by this Item 14 is incorporated by reference to the Company's definitive proxy statement in connection with the 2003 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits, Financial Statements, Financial Statement Schedules, and
          ------------------------------------------------------------------
Reports on Form 8-K.
-------------------

(a) The following documents are filed as part of this report:

          1. The financial statements as indicated in the index set forth on page 14.
          2.   Financial statement schedule:

               Schedule supporting consolidated financial statements:     Page
                                                                          ----
                 Schedule II - Valuation and Qualifying Accounts.......... 31

       Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.
          3.   Exhibits as listed in Exhibit Index on page 33.

(b)Reports on Form 8-K: May 22, 2003 - Reporting a change in Registrant's Certifying Accountants.


                           TSR, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance at    Charged to
                                                   Beginning     Cost and      Deductions/      Balance at
                                                   of Period     Expense       Write-Offs     End of Period
                                                  ---------      ---------      ---------       ---------
                 Year ended May 31, 2003:
       Allowance for doubtful accounts........    $ 430,000      $     --       $     --        $ 430,000
                                                  =========      =========      =========       =========


                 Year ended May 31, 2002:
       Allowance for doubtful accounts........    $ 273,000      $ 200,000      $  43,000       $ 430,000
                                                  =========      =========      =========       =========

                 Year ended May 31, 2001:
       Allowance for doubtful accounts........    $ 173,000      $ 100,000      $     --        $ 273,000
                                                  =========      =========      =========       =========

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.


By:  /s/ J.F. Hughes
     ------------------------------------
     J. F. Hughes, Chairman

Dated:  August 14, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     /s/ J.F. Hughes
     ------------------------------------
     J. F. Hughes, President, Treasurer and Director


     /s/ John G. Sharkey
     ------------------------------------
     John G. Sharkey, Vice President, Finance, Controller and Secretary


     /s/ Ernest G. Bago
     ------------------------------------
     Ernest G. Bago, President, TSR Consulting Services, Inc. and Director


     /s/ John H. Hochuli, Jr.
     ------------------------------------
     John H. Hochuli, Jr., Director


     /s/ James J. Hill
     ------------------------------------
     James J. Hill, Director


     /s/ Christopher Hughes
     ------------------------------------
     Christopher Hughes, Director


     /s/ Robert A. Esernio
     ------------------------------------
     Robert A. Esernio, Director

Dated:  August 14, 2003

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2003

   Exhibit
    Number                         Exhibit
    ------                         -------

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

     10.4 Employment Agreement dated June 1, 2002 between the Company and Joseph F. Hughes, incorporated by reference to Exhibit 10:4 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 2002.

     10.5 Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc., TSR, Inc., Catch/21 Enterprises Incorporated and the Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

     10.6 Employment Agreement dated January 1, 2002 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended February 28, 2002.

     21        List of Subsidiaries

     23.1      Consent of BDO Seidman, LLP

     23.2      Consent of KPMG LLP

     31.1 Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-14

     31.2 Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14

     32.1 Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.