Form 10-Q
period 2003-08-31
TSR INC
filed 2003-10-03
CIK 98338

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

                    For the period ended August 31, 2003


           [_]      Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

                    For the transition period from           to
                                                       -----    -----



Commission File Number:                    0-8656
                        --------------------------------------------




                                    TSR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             13-2635899
-------------------------------                             ----------------
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [_] No

Indicate by check mark whether the Registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). [_] Yes    [X] No

                               SHARES OUTSTANDING

4,544,012 shares of common stock, par value $.01 per share, as of September 30, 2003
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX




                                                                            Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION:


          Item 1.  Financial Statements:


                   Condensed Consolidated Balance Sheets -
                   August 31, 2003 and May 31, 2003..........................  3


                   Condensed Consolidated Statements of Income -
                   For the three months ended August 31, 2003 and 2002.......  4


                   Condensed Consolidated Statements of Cash Flows -
                   For the three months ended August 31, 2003 and 2002.......  5


                   Notes to Condensed Consolidated Financial Statements......  6


          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 10


          Item 3.  Quantitative and Qualitative Disclosure About Market Risk. 14


          Item 4.  Procedures and Controls................................... 15





PART II.  OTHER INFORMATION.................................................. 15

          Item 6.  Exhibits and Reports on Form 8-K.......................... 15



Signatures................................................................... 15

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                                                         AUGUST 31,        MAY 31,
ASSETS                                                      2003            2003
                                                        ------------    ------------
                                                        (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) ............    $  4,290,919    $  5,063,098
     Marketable securities (Note 5) ................       5,997,700      12,949,174
     Accounts receivable (net of allowance for
        doubtful accounts of $430,000) .............       9,120,424       9,238,037
     Other receivables .............................          32,031          50,828
     Prepaid expenses ..............................          26,656          39,857
     Prepaid and recoverable income taxes ..........          26,576          60,739
     Deferred income taxes .........................         180,000         180,000
                                                        ------------    ------------
        Total current assets .......................      19,674,306      27,581,733

Equipment and leasehold improvements, at cost (net
     of accumulated depreciation and amortization
     of $715,000 and $708,000) .....................          19,405          24,955
Other assets .......................................          49,653          50,804
Deferred income taxes ..............................         123,000         123,000
Acquired client relationships, (net of accumulated
     amorization of $114,406 and $100,105) .........          57,202          71,503
                                                        ------------    ------------
                                                        $ 19,923,566    $ 27,851,995
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ...................    $    176,397    $    230,632
     Accrued expenses and other current liabilities.       2,131,568       2,286,282
     Advances from customers .......................       1,714,567       1,793,496
     Income taxes payable ..........................         421,842         242,981
                                                        ------------    ------------
        Total current liabilities ..................       4,444,374       4,553,391
                                                        ------------    ------------

Minority Interest ..................................          58,807          40,902
                                                        ------------    ------------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
        1,000,000 shares; none issued ..............              --              --
     Common stock, $.01 par value, authorized
        25,000,000 shares; issued 6,204,326 and
        6,078,326 shares ...........................          62,043          60,783
     Additional paid-in capital ....................       4,879,711       4,134,053
     Retained earnings .............................      22,509,932      31,094,167
                                                        ------------    ------------
                                                          27,451,686      35,289,003
     Less: Treasury Stock, 1,660,314 shares, at cost      12,031,301      12,031,301
                                                        ------------    ------------
                                                          15,420,385      23,257,702
                                                        ------------    ------------
                                                        $ 19,923,566    $ 27,851,995
                                                        ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (UNAUDITED)



                                                                                 THREE MONTHS ENDED AUGUST 31,
                                                                                ------------------------------
                                                                                    2003              2002
                                                                                ------------      ------------
Revenues, net ...............................................................   $ 12,736,819      $ 13,680,766

Cost of sales ...............................................................      9,872,859        10,699,608

Selling, general and administrative expenses ................................      1,986,542         1,851,031
                                                                                ------------      ------------
                                                                                  11,859,401        12,550,639

Income from operations ......................................................        877,418         1,130,127

Other income:
     Interest and dividend income ...........................................         41,610            61,991
     Unrealized gain (loss) from marketable securities, net .................          6,666           (10,437)
     Minority interest in subsidiary operating profits ......................        (17,905)           (1,908)
                                                                                ------------      ------------
Income before income taxes ..................................................        907,789         1,179,773

Provision for income taxes ..................................................        404,000           516,000
                                                                                ------------      ------------
     Net income .............................................................   $    503,789      $    663,773
                                                                                ============      ============

Basic and diluted net income per common share ...............................   $       0.11      $       0.15
                                                                                ============      ============

Weighted average number of common shares outstanding ........................      4,523,012         4,418,012
                                                                                ============      ============

Weighted average number of diluted common shares outstanding ................      4,530,841         4,418,012
                                                                                ============      ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED AUGUST 31,
                                                                                         -------------------------------
                                                                                             2003               2002
                                                                                         ------------       ------------
Cash flows from operating activities:
     Net income .....................................................................    $    503,789       $    663,773
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
     Depreciation and amortization ..................................................          21,618             35,004
     Noncash compensation expense ...................................................          49,980                 --
     Unrealized (gain) loss from marketable securities, net .........................          (6,666)            10,437
     Minority interest in subsidiary operating profits ..............................          17,905              1,908
Changes in assets and liabilities:
     Accounts receivable ............................................................         117,613         (1,339,038)
     Other receivables ..............................................................          18,797             (4,403)
     Prepaid expenses ...............................................................          13,201              5,144
     Prepaid and recoverable income taxes ...........................................          34,163             53,500
     Other assets ...................................................................           1,151                 --
     Accounts payable and accrued expenses ..........................................        (208,949)            (7,015)
     Income taxes payable ...........................................................         178,861            327,019
     Advances from customers ........................................................         (78,929)           (59,384)
                                                                                         ------------       ------------

Net cash provided by (used in) operating activities .................................         662,534           (313,055)
                                                                                         ------------       ------------
Cash flows from investing activities:
     Proceeds from maturities and sales of marketable securities ....................       7,953,190          3,964,590
     Purchases of marketable securities .............................................        (995,050)        (3,973,499)
     Purchase of fixed assets .......................................................          (1,767)                --
                                                                                         ------------       ------------

Net cash provided by (used in) investing activities .................................       6,956,373             (8,909)
                                                                                         ------------       ------------
Cash flows from financing activities
     Proceeds from exercise of stock options ........................................         696,938                 --
     Cash dividends paid ............................................................      (9,088,024)                --
                                                                                         ------------       ------------

Net cash used in financing activities ...............................................      (8,391,086)                --
                                                                                         ------------       ------------

Net decrease in cash and cash equivalents ...........................................        (772,179)          (321,964)
Cash and cash equivalents at beginning of period ....................................       5,063,098          5,793,896
                                                                                         ------------       ------------

Cash and cash equivalents at end of period ..........................................    $  4,290,919       $  5,471,932
                                                                                         ============       ============
Supplemental Disclosures:
     Income tax payments ............................................................    $    159,000       $    135,000
                                                                                         ============       ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------
     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2003, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2004. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2003.

2.   Net Income Per Common Share
     ---------------------------
     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 26,171 and 160,000 shares of common stock have been omitted from the calculations of diluted net income per common share for the three month periods ended August 31, 2003 and August 31, 2002, respectively, as their effect would have been antidilutive.

3    Cash and Cash Equivalents
     -------------------------
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2003:

                 Cash in banks ...........................  $ 1,611,691
                 Money Market Funds ......................      684,108
                 US Treasury Funds .......................    1,995,120
                                                            -----------
                                                            $ 4,290,919
                                                            ===========

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2003
                                   (UNAUDITED)





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



                                                            Gross          Gross
                                                         Unrealized      Unrealized
                                           Amortized       Holding         Holding          Fair
                                              Cost          Gains          Losses           Value
                                          -----------    -----------     -----------     -----------
     United States Treasury Securities... $ 5,970,268             --              --       5,970,268
     Equity Securities ..................      28,287          6,005          (6,860)         27,432
                                          -----------    -----------     -----------     -----------
                                          $ 5,998,555    $     6,005     $    (6,860)    $ 5,997,700
                                          ===========    ===========     ===========     ===========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2003
                                   (UNAUDITED)


6.   Stock Options
     -------------
     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 34,000 such outstanding options, all of which were vested, as of August 31, 2003 which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge for $49,980 and will continue to adjust the compensation charge associated with these options through the earlier of their exercise, forfeiture or expiration dates.

     The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. All options granted under the plan had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. However, as a result of the large nonrecurring cash dividend, the remaining outstanding 34,000 options are now treated as variable options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                            QUARTER ENDED AUGUST 31,
                                          ----------------------------
                                             2003              2002
                                          ----------        ----------
     Net income:
       As reported.....................   $  503,789        $  663,773
     Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of minority interest
     and related tax effects...........           --            (3,773)
                                          ----------        ----------
           Proforma net income.........   $  503,789        $  660,000
                                          ==========        ==========
     Basic net income per share:
       As reported.....................   $     0.11        $     0.15
                                          ==========        ==========
       Proforma........................   $     0.11        $     0.15
                                          ==========        ==========


There were no options granted in fiscal 2004 and 2003.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2003
                                   (UNAUDITED)




7.   Recent Accounting Pronouncements
     --------------------------------
     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company intends on continuing to apply the intrinsic value method of accounting for stock-based employee compensation, and will provide the required disclosures of SFAS No. 148 in all its filings.

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

     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 54 "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after the date. The Company holds no interest in variable interest entities.

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

PART I.  FINANCIAL INFORMATION

         ITEM 2.

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

Three months ended August 31, 2003 compared with three months ended August 31,
------------------------------------------------------------------------------
2002
----

                                                                     Three Months Ended August 31,
                                                                     (Dollar amounts in Thousands)
                                                                       2003                  2002
                                                               -------------------   -------------------
                                                                             %of                   % of
                                                                Amount    Revenues    Amount    Revenues
                                                               --------   --------   --------   --------
Revenues ...................................................   $ 12,737      100.0   $ 13,681      100.0
Cost of sales ..............................................      9,873       77.5     10,700       78.2
                                                               --------   --------   --------   --------
Gross profit ...............................................      2,864       22.5      2,981       21.8

Selling, general, and administrative expenses ..............      1,986       15.6      1,851       13.5
                                                               --------   --------   --------   --------
Income from operations .....................................        878        6.9      1,130        8.3

Other income ...............................................         30        0.2         50        0.3
                                                               --------   --------   --------   --------
Income before income taxes .................................        908        7.1      1,180        8.6
Provision for income taxes .................................        404        3.1        516        3.8
                                                               --------   --------   --------   --------
Net income .................................................   $    504        4.0   $    664        4.8
                                                               ========   ========   ========   ========

                           TSR, INC. AND SUBSIDIARIES



Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2003 decreased $944,000 or 6.9% from the comparable period in fiscal 2003. The continuing weak economic environment has caused almost all of our customers to severely cut back on their IT spending, limiting opportunities to place new consultants on billing. The economic environment and an increasing use of offshore development companies has decreased demand for placements resulting in an overall decrease in rates charged for computer programmer services. Although we have experienced a slight increase in the average number of consultants on billing from approximately 356 for the quarter ended August 31, 2002 to 372 for the quarter ended August 31, 2003, the current economic environment has caused customers to require the Company to decrease the rates charged for its services resulting in decreased revenue. As a result, the Company has also decreased the rates paid to its consultants for their services. Additionally, during the current quarter, billable hours were lost for most consultants due to the electrical blackout in the New York Metropolitan area.

Cost of Sales
-------------

Cost of sales for the quarter ended August 31, 2003, decreased $827,000 or 7.7% to $9,873,000 from $10,700,000 in the prior year period. Cost of sales as a percentage of revenues decreased from 78.2% in the quarter ended August 31, 2002 to 77.5% in the quarter ended August 31, 2003. These decreases are primarily attributable to rate reductions in the amounts paid to consultants.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $135,000 or 7.3% from $1,851,000 in the quarter August 31, 2002 to $1,986,000 in the quarter ended August 31, 2003. This increase was primarily attributable to increased technical recruiting and legal expenses.

Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased by $20,000 to $42,000 due to lower interest rates and lower investable balances in the quarter ended August 31, 2003. Additionally, the Company had a net unrealized gain of $7,000 in the quarter ended August 31, 2003 versus a loss of $10,000 in the quarter ended August 31, 2002 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes
------------

The effective income tax rate of 44.5% for the quarter ended August 31, 2003 increased from a rate of 43.7% in the quarter ended August 31, 2002.

                           TSR, INC. AND SUBSIDIARIES




Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At August 31, 2003, the Company had working capital of $15,230,000 and cash and cash equivalents of $4,291,000 as compared to working capital of $23,028,000 and cash and cash equivalents of $5,063,000 at May 31, 2003. Working capital decreased primarily due to the large nonrecurring cash dividend of $2.00 per share, totalling $9,088,000, paid in the current quarter. The Company has also announced a policy of declaring dividends at the rate of $0.15 per quarter for its 2004 fiscal year and beyond, provided it is able to maintain cash flow from operations.

Net cash provided by operating activities amounted to $663,000 for the three months ended August 31, 2003, compared to cash used of $313,000 for the three months ended August 31, 2002. The cash provided by operating activities resulted primarily from the Company's net income. The cash used in the fiscal year resulted from an increase in accounts receivables.

Net cash provided by investing activities amounted to $6,956,000 for the three months ended August 31, 2003, primarily resulted from allowing U.S. Treasury Bills to mature and not reinvesting them.

Net cash used in financing activities resulted primarily for the payment of a cash dividend of $9,088,000 offset, to some extent, by the proceeds increased for the exercise of stock options in the amount of $697,000.

The Company's capital resource commitments at August 31, 2003 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of non-cancelable long-term operating lease commitments as of August 31, 2003 follows:

                    FY 04      FY 05      FY 06      FY 07   Thereafter   Total
Operating Leases  $258,000   $349,000   $170,000   $101,000   $17,000   $895,000

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2003. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2003. As of August 31, 2003, no amounts were outstanding under this line of credit.

                           TSR, INC. AND SUBSIDIARIES


Recent Accounting Pronouncements
--------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company intends on continuing to apply the intrinsic value method of accounting for stock-based employee compensation, and will provide the required disclosures of SFAS No. 148 in all its filings.

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

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 54 "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after the date. The Company holds no interest in variable interest entities.

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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2003 Annual Report on Form 10-K, as filed with the SEC. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through August 31, 2003, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.


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

Item 4.  Controls and Procedures
         -----------------------

DISCLOSURE CONTROLS AND PROCEDURES. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company's most recently reported completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K
         -------------------------------

         (a).  Exhibit 31.1 - Certification by J.F. Hughes pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 31.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.1 - Certification by J.F. Hughes pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b).  Reports on Form 8K:
               -- On June 24, 2003, the Company filed a Form 8-K announcing the declaration of a $2.00 per share cash dividend and the establishment of a quarterly dividend policy.
               -- On July 22, 2003 the Company filed a Form 8-K announcing financial results for the fourth quarter and fiscal year ended May 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TSR, Inc.
                                (Registrant)


Date:    October 1, 2003         /s/ J.F. Hughes
                                 ----------------------------------------------
                                 J.F. Hughes, Chairman, President and Treasurer


Date:    October 1, 2003         /s/ John G. Sharkey
                                 ----------------------------------------------
                                 John G. Sharkey, Vice President Finance