Form 10-Q
period 2003-11-30
TSR INC
filed 2004-01-07
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended November 30, 2003


     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from       to
                                              -----    -----


     Commission File Number:                     0-8656
                             ---------------------------------------------------


                                    TSR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-2635899
--------------------------------------------------------------------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)


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

                               SHARES OUTSTANDING
                               ------------------
        4,544,012 shares of common stock, par value $.01 per share, as of
                                December 31, 2003
--------------------------------------------------------------------------------
                                     Page 1

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX




                                                                            Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:


         Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets -
                      November 30, 2003 and May 31, 2003...............       3


                 Condensed Consolidated Statements of Income -
                      For the three months and six months ended November
                      30, 2003 and 2002................................       4


                 Condensed Consolidated Statements of Cash Flows -
                      For the three months and six months ended November
                      30, 2003 and 2002................................       5


                 Notes to Condensed Consolidated Financial Statements..       6

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..............       9

         Item 3. Quantitative and Qualitative Disclosure About
                      Market Risk......................................      14

         Item 4. Procedures and Controls...............................      15

Part II.  Other Information............................................      15

          Item 6.  Exhibits and Reports on Form 8-K....................      15

Signatures.............................................................      15

Part I.  Financial Information
          Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               November 30,           May 31,
ASSETS                                                                             2003                2003
                                                                               ------------        ------------
                                                                                (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) ...............................        $  6,450,366        $  5,063,098
     Marketable securities (Note 5) ...................................           3,018,807          12,949,174
     Accounts receivable (net of allowance for
          doubtful accounts of $430,000) ..............................           9,370,298           9,238,037
     Other receivables ................................................              22,329              50,828
     Prepaid expenses .................................................              19,101              39,857
     Prepaid and recoverable income taxes .............................              96,020              60,739
     Deferred income taxes ............................................             180,000             180,000
                                                                               ------------        ------------
          Total current assets ........................................          19,156,921          27,581,733

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $721,000 and $708,000) ..........              13,833              24,955
Other assets ..........................................................              49,653              50,804
Deferred income taxes .................................................             123,000             123,000
Acquired client relationships, (net of accumulated amorization
      of $128,706 and $100,105) .......................................              42,902              71,503
                                                                               ------------        ------------
                                                                               $ 19,386,309        $ 27,851,995
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ......................................        $    130,426        $    230,632
     Accrued expenses and other current liabilities ...................           2,008,318           2,286,282
     Advances from customers ..........................................           1,576,223           1,793,496
     Income taxes payable .............................................             222,226             242,981
                                                                               ------------        ------------
          Total current liabilities ...................................           3,937,193           4,553,391
                                                                               ------------        ------------

Minority Interest .....................................................              78,460              40,902
                                                                               ------------        ------------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued ...............................                --                  --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,204,326 and 6,078,326 shares ....              62,043              60,783
     Additional paid-in capital .......................................           4,873,251           4,134,053
     Retained earnings ................................................          22,466,663          31,094,167
                                                                               ------------        ------------
                                                                                 27,401,957          35,289,003
     Less: Treasury Stock, 1,660,314 shares, at cost ..................          12,031,301          12,031,301
                                                                               ------------        ------------
                                                                                 15,370,656          23,257,702
                                                                               ------------        ------------

                                                                               $ 19,386,309        $ 27,851,995
                                                                               ============        ============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                         Three Months Ended                Six Months Ended
                                                                             November 30,                     November 30,
                                                                     ----------------------------    ----------------------------
                                                                         2003            2002            2003            2002
                                                                     ------------    ------------    ------------    ------------
Revenues .........................................................   $ 12,996,626    $ 13,859,074    $ 25,733,445    $ 27,539,840

Cost of  sales ...................................................     10,016,017      10,781,431      19,888,876      21,481,039
Selling, general and administrative expenses .....................      1,889,646       1,887,943       3,876,188       3,738,974
                                                                     ------------    ------------    ------------    ------------
                                                                       11,905,663      12,669,374      23,765,064      25,220,013
                                                                     ------------    ------------    ------------    ------------

Income from  operations ..........................................      1,090,963       1,189,700       1,968,381       2,319,827


Other income:
     Interest and dividend income ................................         24,656          61,848          66,266         123,839
     Unrealized gain (loss) from marketable securities, net ......          3,367           4,749          10,033          (5,688)
     Minority interest in subsidiary operating profits ...........        (19,653)        (14,834)        (37,558)        (16,742)
                                                                     ------------    ------------    ------------    ------------

Income before income taxes .......................................      1,099,333       1,241,463       2,007,122       2,421,236
Provision  for income  taxes .....................................        461,000         532,000         865,000       1,048,000
                                                                     ------------    ------------    ------------    ------------
     Net  income .................................................   $    638,333    $    709,463    $  1,142,122    $  1,373,236
                                                                     ============    ============    ============    ============

Basic and diluted net income per common share ....................   $       0.14    $       0.16    $       0.25    $       0.31
                                                                     ============    ============    ============    ============

Weighted average number of common shares outstanding .............      4,544,012       4,418,012       4,533,512       4,418,012
                                                                     ============    ============    ============    ============

Weighted average number of diluted common shares outstanding .....      4,551,732       4,418,012       4,541,286       4,418,012
                                                                     ============    ============    ============    ============




                The accompanying notes are an integral part of these condensed consolidated financial statements.


                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                   November 30,
                                                                                        ---------------------------------
                                                                                            2003                 2002
                                                                                        ------------         ------------
Cash flows from operating activities:
     Net  income ...............................................................        $  1,142,122         $  1,373,236

     Adjustments to reconcile net income
             to net cash provided by (used in) operating activities:
        Depreciation  and amortization .........................................              41,490               69,010
        Unrealized loss (gain) from marketable securities, net .................             (10,033)               5,688
        Non-cash  compensation expense .........................................              43,520                 --
        Minority  interest in subsidiary  operating profit .....................              37,558               16,742

Changes in assets and liabilities:
          Accounts  receivable .................................................            (132,261)          (1,158,648)
          Other  receivables ...................................................              28,499                  295
          Prepaid expenses .....................................................              20,756               15,861
          Prepaid and recoverable  income taxes ................................             (35,281)              50,500
          Other  assets ........................................................               1,151                2,095
          Accounts payable and accrued expenses ................................            (378,170)            (476,808)
          Income taxes payable .................................................             (20,755)               7,641
          Advances from  customers .............................................            (217,273)            (161,805)
                                                                                        ------------         ------------

     Net cash provided by (used in) operating activities .......................             521,323             (256,193)
                                                                                        ------------         ------------

Cash flows from investing activities:
        Proceeds from maturities and sales of marketable securities ............          12,925,210            8,915,150
        Purchases of marketable securities .....................................          (2,984,810)          (8,937,559)
        Purchases of fixed  assets .............................................              (1,767)                --
                                                                                        ------------         ------------

    Net cash provided by (used in) investing activities ........................           9,938,633              (22,409)
                                                                                        ------------         ------------

Cash flows from financing activities:
       Proceeds  from  exercise of stock options ...............................             696,938                 --
        Cash dividends paid ....................................................          (9,769,626)                --
                                                                                        ------------         ------------
    Net cash used in financing  activities .....................................          (9,072,688)                --
                                                                                        ------------         ------------

Net increase (decrease) in cash and cash equivalents ...........................           1,387,268             (278,602)
Cash and cash equivalents at beginning of period ...............................           5,063,098            5,793,896
                                                                                        ------------         ------------

Cash and cash equivalents at end of period .....................................        $  6,450,366         $  5,515,294
                                                                                        ============         ============

Supplemental Disclosures:
       Income tax payments .....................................................        $    921,000         $    990,000
                                                                                        ============         ============



              The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------
     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the six months ended November 30, 2003, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2004. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2003.

2.   Net Income Per Common Share
     ---------------------------
     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 26,280 and 26,226 shares of common stock have been omitted from the calculations of diluted net income per common share for the three and six month periods ended November 30, 2003 respectively, as their effect would have been antidilutive. Options covering 160,000 shares of common stock have been omitted for the calculation of diluted net income per common shares for the three and six month periods ended November 30, 2002 as their effect would have been antidilutive.

3    Cash and Cash Equivalents
     -------------------------
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2003:

                 Cash in banks .....................   $  769,009
                 Money Market Funds ................    3,686,032
                 US Treasury Funds .................    1,995,325
                                                       ----------
                                                       $6,450,366
                                                       ==========
4.   Revenue Recognition
     -------------------
     The Company's contract computer programming services are generally provided under time and materials agreements with customers. Accordingly, the Company recognizes such revenues as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services and credit balances from overpayments.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2003
                                   (UNAUDITED)


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

                                                                        Gross              Gross
                                                                      Unrealized         Unrealized
                                                   Amortized           Holding            Holding               Fair
                                                     Cost               Gains              Losses               Value
                                                  -----------        -----------         -----------         -----------
       United States Treasury Securities .....    $ 2,988,008               --                  --             2,988,008
       Equity Securities .....................         28,287              9,965              (7,453)             30,799
                                                  -----------        -----------         -----------         -----------
                                                  $ 3,016,295        $     9,965         $    (7,453)        $ 3,018,807
                                                  ===========        ===========         ===========         ===========

6.   Recent Accounting Pronouncements
     --------------------------------
     In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 54 "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after the date. The Company holds no interest in variable interest entities.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2003
                                   (UNAUDITED)

7.   Stock Options
     -------------
     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 34,000 such outstanding options, all of which were vested, as of November 30, 2003 which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge for $43,520 for the six months ended November 30, 2003 and will continue to adjust the compensation charge associated with these options through the earlier of their exercise, forfeiture or expiration dates.

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

                                                     Quarter Ended November 30,      Six Months Ended November 30,
                                                    ----------------------------     ----------------------------
                                                        2003            2002             2003            2002
                                                    ------------    ------------     ------------    ------------
       Net income:
         As reported ...........................    $    638,333    $    709,463     $  1,142,122    $  1,373,236
       Deduct: Total stock-based  employee
       compensation expense determined under
       fair value method for all awards, net
       of minority interest and related tax
       effects
                Proforma net income ............            --            (3,463)            --            (7,236)
                                                    ------------    ------------     ------------    ------------
                                                    $    638,333    $    706,000     $  1,142,122    $  1,366,000
                                                    ============    ============     ============    ============

       Basic net income per share:
         As reported ...........................    $       0.14    $       0.16     $       0.25    $       0.31
                                                    ============    ============     ============    ============
       Proforma ................................    $       0.14    $       0.16     $       0.25    $       0.31
                                                    ============    ============     ============    ============

There were no options granted in fiscal 2004 and 2003.

PART I.  FINANCIAL INFORMATION
         ITEM 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements
--------------------------
Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process and the increase in customers moving IT operations offshore, and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------
The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2003 compared with three months ended November
------------------------------------------------------------------------------
30, 2002
--------

                                                                             Three Months Ended
                                                                                November 30,
                                                                        (Dollar amounts in Thousands)
                                                                       2003                      2002
                                                               ---------------------     ---------------------
                                                                              %of                       %of
                                                                Amount      Revenues      Amount      Revenues
                                                               --------     --------     --------     --------
Revenues .................................................     $ 12,997        100.0     $ 13,859        100.0
Cost of sales ............................................       10,016         77.1       10,781         77.8
                                                               --------     --------     --------     --------
Gross profit .............................................        2,981         22.9        3,078         22.2

Selling, general, and administrative expenses ............        1,890         14.5        1,888         13.6
                                                               --------     --------     --------     --------
Income from operations ...................................        1,091          8.4        1,190          8.6

Other income .............................................            8          0.0           51          0.3
                                                               --------     --------     --------     --------
Income before income taxes ...............................        1,099          8.4        1,241          8.9
Provision for income taxes ...............................          461          3.5          532          3.8
                                                               --------     --------     --------     --------
Net income ...............................................     $    638          4.9     $    709          5.1
                                                               ========     ========     ========     ========

                           TSR, INC. AND SUBSIDIARIES


Revenues
--------
Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended November 30, 2003 decreased $862,000 or 6.2% from the comparable period in fiscal 2003. Due to the continuing weak economic environment, almost all of our customers have severely cut back on their IT spending during the past few years. This has limited our opportunities to place new consultants on billing and decreased demand for new consultants. In addition, we are also seeing an increasing use of offshore development companies which also decreases demand for placements. As a result of decreased demand, there has been an overall industry wide decrease in rates charged for computer programming services. The Company has recently experienced a slight increase in the average number of consultants on billing from approximately 365 for the quarter ended November 30, 2002 to 389 for the quarter ended November 30, 2003. We cannot yet determine whether the increase in the number of consultants will continue. Further, due to the decrease in the rates charged for the Company's services, revenues declined.

Cost of Sales
-------------
Cost of sales for the quarter ended November 30, 2003, decreased $765,000 or 7.1% to $10,016,000 from $10,781,000 in the prior year period. Cost of sales as a percentage of revenues decreased from 77.8% in the quarter ended November 30, 2002 to 77.1% in the quarter ended November 30, 2003. These decreases are primarily attributable to the Company's ability to reduce rates paid to consultants in response to decreases in rates charged to the Company's customers. The reduction in rates paid to the Company's consultants was not sufficient to fully offset the decreases in rates paid by the Company's customers even after taking into account the small increase in consultants on billing.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $2,000 or 0.1% from $1,888,000 in the quarter November 30, 2002 to $1,890,000 in the quarter ended November 30, 2003. This increase was primarily attributable to increased technical recruiting and legal expenses. The increased legal expenses primarily relate to one employment-related litigation brought by one of the Company's consultants and are expected to continue.

Other Income
------------
Other income resulted primarily from interest and dividend income, which decreased by $37,000 to $25,000 due to lower interest rates and lower investable balances in the quarter ended November 30, 2003. Additionally, the Company had a net unrealized gain of $3,000 in the quarter ended November 30, 2003 versus a gain of $5,000 in the quarter ended November 30, 2002 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes
------------
The effective income tax rate of 41.9% for the quarter ended November 30, 2003 decreased from a rate of 42.9% in the quarter ended November 30, 2002.

                           TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2003 compared with six months ended November 30,
------------------------------------------------------------------------------
2002
----

                                                                             Six Months Ended
                                                                                November 30,
                                                                        (Dollar amounts in Thousands)
                                                                       2003                      2002
                                                               ---------------------     ---------------------
                                                                              %of                       %of
                                                                Amount      Revenues      Amount      Revenues
                                                               --------     --------     --------     --------
Revenues .................................................     $ 25,733        100.0     $ 27,540        100.0
Cost of sales ............................................       19,889         77.3       21,481         78.0
                                                               --------     --------     --------     --------
Gross profit .............................................        5,844         22.7        6,059         22.0

Selling, general, and administrative expenses ............        3,876         15.1        3,739         13.6
                                                               --------     --------     --------     --------
Income from operations ...................................        1,968          7.6        2,320          8.4

Other income .............................................           39          0.2          101          0.4
                                                               --------     --------     --------     --------
Income before income taxes ...............................        2,007          7.8        2,421          8.8
Provision for income taxes ...............................          865          3.4        1,048          3.8
                                                               --------     --------     --------     --------
Net income ...............................................     $  1,142          4.4     $  1,373          5.0
                                                               ========     ========     ========     ========

Revenues
--------
Revenues consist primarily of revenues from computer programming consulting services. Revenues for the six months ended November 30, 2003 decreased $1,807,000 or 6.6% from the comparable period in fiscal 2003. Due to the continuing weak economic environment, almost all of our customers have significantly cut back on their IT spending during the past year. This has limited our opportunities to place new consultants on billing and decreased demand for new consultants. In addition, we are also seeing an increasing use of offshore development companies which also decreases the demand for placements. As a result of decreased demand, there has been an overall industry wide decrease in rates charged for computer processing services. The Company has recently experienced a slight increase in the average number of programmers on billing with clients from approximately 360 during the six months ended November 30, 2002 to approximately 380 during the six months ended November 30, 2003. We cannot yet determine whether the increase in the number of consultants will continue. Further, due to the decrease in rates charged for the Company's services, revenues declined.

Cost of Sales
-------------
Cost of sales for the six months ended November 30, 2003, decreased $1,592,000 or 7.4% to $19,889,000 from $21,481,000 in the prior year period. Cost of sales as a percentage of revenues decreased from 78.0% in the six months ended November 30, 2002 to 77.3% in the six months ended November 30, 2003. These decreases are primarily attributable to the Company's ability to reduce rates paid to consultants in regard to decreases in rates charged to the Company's customers. The reduction in rates paid to the Company's consultants was not sufficient to fully offset the decreases in rates paid by the Company's customers, even after taking into account the small increase in consultants on billing.

                           TSR, INC. AND SUBSIDIARIES


Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $137,000 or 3.7% from $3,739,000 in the six months ended November 30, 2002 to $3,876,000 in the six months ended November 30, 2003. This increase was primarily attributable to increased technical recruiting and legal expenses. The increased legal expenses primarily related to one employment-related litigation brought by one of the Company's consultants and are expected to continue.


Other Income
------------
Other income resulted primarily from interest and dividend income, which decreased by $58,000 to $66,000 due to lower interest rates and lower investable balances in the six months ended November 30, 2003. Additionally, the Company also had a net unrealized gain of $10,000 in the six months ended November 30, 2003 versus a net unrealized loss of $6,000 in the six months ended November 30, 2002 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. Other income also decreased due to an increase in the minority interest allocation of operating profits of the Company's majority owned subsidiary. Operating profits in that subsidiary increased from $84,000 in the six months ended November 30, 2002 to $188,000 in the six months ended November 30, 2003.

Income Taxes
------------
The effective income tax rate of 43.1% for the six months ended November 30, 2003 decreased from a rate of 43.3% in the six months ended November 30, 2002.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At November 30, 2003, the Company had working capital of $15,220,000 and cash and cash equivalents of $6,450,000 as compared to working capital of $23,028,000 and cash and cash equivalents of $5,063,000 at May 31, 2003. Working capital decreased primarily due to the large nonrecurring cash dividend of $2.00 per share, totalling $9,088,024, paid in the current six month period. The Company has also announced a policy of declaring dividends at the rate of $0.15 per quarter for its 2004 fiscal year. The Company also announced that the Company intends to maintain an ongoing dividend rate of $0.15 beyond the fiscal year provided it is able to maintain cash flow from operations at current levels. During the six month period ended November 30, 2003, the Company paid $681,602 in regular quarterly dividends. The dividends being paid during the Company's 2004 fiscal year have exceeded, and are expected to continue to exceed, the cash flow provided by the Company's operations. The Company has disposed of short-term marketable securities to meet these cash requirements.

Net cash provided by operating activities amounted to $521,000 for the six months ended November 30, 2003, compared to cash used of $256,000 for the six months ended November 30, 2002. The cash provided by operating activities resulted primarily from the Company's net income. The cash used in the prior fiscal year resulted primarily from an increase in accounts receivables. The prior year increase in accounts receivable resulted primarily from delayed collections at two major accounts. The delay at one account occurred because of the implementation of a vendor management system and the delay at the other account was due to a change in the head of the IT department.

Net cash provided by investing activities amounted to $9,939,000 for the six months ended November 30, 2003, primarily resulted from allowing U.S. Treasury Bills to mature and not being reinvested.

Net cash used in financing activities resulted primarily for the payment of cash dividends of $9,770,000 offset, to some extent, by the proceeds received from the exercise of stock options in the amount of $697,000.

The Company's capital resource commitments at November 30, 2003 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of non-cancelable long-term operating lease commitments as of November 30, 2003 follows:

                             FY 04         FY 05         FY 06         FY 07       Thereafter      Total
    Operating Leases       $172,000      $349,000      $170,000      $101,000       $17,000      $809,000

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2003. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of November 30, 2003, no amounts were outstanding under this line of credit.

Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 54 "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after the date. The Company holds no interest in variable interest entities.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through November 30, 2003, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.


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

           (b).   Reports on Form 8K:

                  - On September 29, 2003 the Company furnished a Form 8-K announcing financial results for the quarter ended August 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TSR, Inc.
                                        -----------------------
                                             (Registrant)


Date:     January 6, 2004             /s/ J.F. Hughes
                                  ----------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer


Date:     January 6, 2004            /s/ John G. Sharkey
                                  ----------------------------------------------
                                  John G. Sharkey, Vice President Finance