Form 10-Q
period 2004-02-29
TSR INC
filed 2004-04-02
CIK 98338

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

                      For the period ended February 29, 2004


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



                               SHARES OUTSTANDING
--------------------------------------------------------------------------------
           4,568,012 shares of common stock, par value $.01 per share, as of March 31, 2004
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
Part I.  Financial Information:

  Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets -
       February 29, 2004 and May 31, 2003.................................... 3

     Condensed Consolidated Statements of Earnings -
       For the three months and nine months ended February 29, 2004 and
       February 28, 2003..................................................... 4

     Condensed Consolidated Statements of Cash Flows -
       For the nine months ended February 29, 2004 and February 28, 2003..... 5

     Notes to Condensed Consolidated Financial Statements.................... 6

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 9

  Item 3. Quantitative and Qualitative Disclosure About Market Risk......... 14

  Item 4. Procedures and Controls........................................... 15



Part II. Other Information.................................................. 15

  Item 6. Exhibits and Reports on Form 8K................................... 15

Signatures.................................................................. 15

Part I. Financial Information
        Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               February 29,        May 31,
ASSETS                                                                             2004             2003
                                                                               ------------     ------------
                                                                                (Unaudited)
Current Assets:
   Cash and cash equivalents (Note 3) ....................................     $  4,538,913     $  5,063,098
   Marketable securities (Note 5) ........................................        5,506,247       12,949,174
   Accounts receivable (net of allowance for doubtful
     accounts of $430,000) ...............................................        8,791,047        9,238,037
   Other receivables .....................................................           18,832           50,828
   Prepaid expenses ......................................................           30,217           39,857
   Prepaid and recoverable income taxes ..................................           96,744           60,739
   Deferred income taxes .................................................          180,000          180,000
                                                                               ------------     ------------
        Total current assets .............................................       19,162,000       27,581,733

Equipment and leasehold improvements, at cost
     (net of accumulated depreciation and
      amortization of $724,110 and $708,346) .............................           14,396           24,955
Other assets .............................................................           49,893           50,804
Deferred income taxes ....................................................          123,000          123,000
Acquired client relationships, (net of accumulated
  amorization of $143,007 and $100,105) ..................................           28,601           71,503
                                                                               ------------     ------------
                                                                               $ 19,377,890     $ 27,851,995
                                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and other payables ...........................................     $    140,544     $    230,632
   Accrued expenses and other current liabilities ........................        2,168,523        2,286,282
   Advances from customers ...............................................        1,552,542        1,793,496
   Income taxes payable ..................................................          186,975          242,981
                                                                               ------------     ------------
        Total current liabilities ........................................        4,048,584        4,553,391
                                                                               ------------     ------------

Minority Interest ........................................................           34,679           40,902
                                                                               ------------     ------------

Shareholders' Equity:
   Preferred stock, $1 par value, authorized 1,000,000
      shares; none issued ................................................               --               --
   Common stock, $.01 par value, authorized 25,000,000
      shares; issued 6,228,326 and 6,078,326 shares ......................           62,283           60,783
   Additional paid-in capital ............................................        5,042,341        4,134,053
   Retained earnings .....................................................       22,221,304       31,094,167
                                                                               ------------     ------------
                                                                                 27,325,928       35,289,003
   Less: Treasury Stock, 1,660,314 shares, at cost .......................       12,031,301       12,031,301
                                                                               ------------     ------------
                                                                                 15,294,627       23,257,702
                                                                               ------------     ------------
                                                                               $ 19,377,890     $ 27,851,995
                                                                               ============     ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
   FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                       Three Months Ended                  Nine Months Ended
                                                                ------------------------------      ------------------------------
                                                                February 29,      February 28,      February 29,      February 28,
                                                                    2004              2003              2004              2003
                                                                ------------      ------------      ------------      ------------

Revenues ....................................................   $ 12,570,591      $ 11,987,005      $ 38,304,036      $ 39,526,845

Cost of sales ...............................................      9,903,894         9,423,233        29,792,770        30,904,272
Selling, general and administrative expenses ................      1,925,110         1,805,342         5,801,298         5,544,316
                                                                ------------      ------------      ------------      ------------
                                                                  11,829,004        11,228,575        35,594,068        36,448,588
                                                                ------------      ------------      ------------      ------------

Income from operations ......................................        741,587           758,430         2,709,968         3,078,257

Other income:
   Interest and dividend income .............................         25,774            58,250            92,040           182,089
   Unrealized gain (loss) from marketable securities, net ...           (255)           (3,764)            9,778            (9,452)
   Minority interest in subsidiary operating profits ........        (13,863)           (7,728)          (51,421)          (24,470)
                                                                ------------      ------------      ------------      ------------

Income before income taxes ..................................        753,243           805,188         2,760,365         3,226,424
Provision for income taxes ..................................        317,000           353,000         1,182,000         1,401,000
                                                                ------------      ------------      ------------      ------------

   Net  income ..............................................   $    436,243      $    452,188      $  1,578,365      $  1,825,424
                                                                ============      ============      ============      ============

Basic and diluted net income per common share ...............   $       0.10      $       0.10      $       0.35      $       0.41
                                                                ============      ============      ============      ============

Weighted average number of basic common shares
  outstanding ...............................................      4,548,012         4,418,012         4,538,345         4,418,012
                                                                ============      ============      ============      ============

Weighted average number of diluted common shares
  outstanding ...............................................      4,550,772         4,418,012         4,544,718         4,418,012
                                                                ============      ============      ============      ============





                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                   ------------------------------
                                                                                   February 29,      February 28,
                                                                                       2004              2003
                                                                                   ------------      ------------
Cash flows from operating activities:
   Net income ................................................................     $  1,578,365      $  1,825,424
   Adjustments to reconcile net income to net cash provided
   by operating activities:
        Depreciation and amortization ........................................           58,666            94,075
        Unrealized loss (gain) from marketable securities, net ...............           (9,778)            9,452
        Non-cash compensation expense ........................................           80,100                --
        Minority interest in subsidiary operating profit .....................           51,421            24,470

Changes in assets and liabilities:
        Accounts receivable ..................................................          446,990         1,457,846
        Other receivables ....................................................           31,996             5,755
        Prepaid expenses .....................................................            9,640              (796)
        Prepaid and recoverable income taxes .................................          (36,005)           31,812
        Other assets .........................................................              911             2,529
        Accounts payable and accrued expenses ................................         (207,847)         (474,111)
        Income taxes payable .................................................          (56,006)           (4,283)
        Advances from customers ..............................................         (240,954)           78,942
                                                                                   ------------      ------------

   Net cash  provided by operating activities ................................        1,707,499         3,051,115
                                                                                   ------------      ------------
Cash flows from investing activities:
        Proceeds from maturities and sales of marketable securities ..........       12,925,210        11,890,400
        Purchases of marketable securities ...................................       (5,472,505)      (14,901,188)
        Purchases of fixed assets ............................................           (5,205)           (3,123)
                                                                                   ------------      ------------
    Net cash provided by (used in) investing activities ......................        7,447,500        (3,013,911)
                                                                                   ------------      ------------

Cash flows from financing activities:
        Distribution to minority interest ....................................          (57,644)           (9,358)
        Proceeds from exercise of stock options ..............................          829,688                --
        Cash dividends paid ..................................................      (10,451,228)               --
                                                                                   ------------      ------------

   Net cash used in financing activities .....................................       (9,679,184)           (9,358)
                                                                                   ------------      ------------

Net increase (decrease) in cash and cash equivalents .........................         (524,185)           27,846
Cash and cash equivalents at beginning of period .............................        5,063,098         5,793,896
                                                                                   ------------      ------------

Cash and cash equivalents at end of period ...................................     $  4,538,913      $  5,821,742
                                                                                   ============      ============
Supplemental Disclosures:
   Income tax payments .......................................................     $  1,274,000      $  1,374,000
                                                                                   ============      ============

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the nine months ended February 29, 2004, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2004. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2003.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 7,240 and 19,627 shares of common stock have been omitted from the calculations of diluted net income per common share for the three and nine month periods ended February 29, 2004 respectively, as their effect would have been antidilutive. Options covering 160,000 shares of common stock have been omitted for the calculation of diluted net income per common shares for the three and nine month periods ended February 28, 2003 as their effect would have been antidilutive.

3.   Cash and Cash Equivalents
     -------------------------

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 29, 2004:

                      Cash in banks.........................   $   849,767
                      Money Market Funds....................     3,190,266
                      US Treasury Bills.....................       498,880
                                                               -----------
                                                               $ 4,538,913

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 29, 2004
                                   (UNAUDITED)


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

                                                              Gross         Gross
                                                            Unrealized    Unrealized
                                              Amortized      Holding       Holding        Fair
                                                 Cost         Gains         Losses        Value
                                             -----------   -----------   -----------   -----------
     United States Treasury Securities....   $ 5,475,703           --            --      5,475,703
     Equity Securities....................        28,287         6,494        (4,237)       30,544
                                             -----------   -----------   -----------   -----------
                                             $ 5,503,990   $     6,494   $    (4,237)  $ 5,506,247
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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 29, 2004
                                   (UNAUDITED)


7.   Stock Options
     -------------

     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of February 29, 2004 which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge for $80,100 for the nine months ended February 29, 2004 and will continue to adjust the compensation charge associated with these options through the earlier of their exercise, forfeiture or expiration dates.

     The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees. All options granted under the plan had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. However, as a result of the large nonrecurring cash dividend, the remaining outstanding 10,000 options are now treated as variable options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                               Quarter Ended             Nine Months Ended
                                               -------------             -----------------
                                        February 29,  February 28,  February 29,  February 28,
                                        ------------  ------------  ------------  ------------
                                            2004          2003          2004          2003
                                            ----          ----          ----          ----
Net income:
  As reported........................   $   436,243   $   452,188   $ 1,578,365   $ 1,825,424
Deduct: Total stock-based
employee compensation expense
determined under fair value
method for all awards, net of
minority interest and related tax
effects..............................           --         (1,895)          --         (9,131)
                                        -----------   -----------   -----------   -----------
      Proforma net income............   $   436,243   $   450,293   $ 1,578,365   $ 1,816,293
                                        ===========   ===========   ===========   ===========
Basic net income per share:
  As reported........................   $      0.10   $      0.10   $      0.35   $      0.41
                                        ===========   ===========   ===========   ===========

Proforma.............................   $      0.10   $      0.10   $      0.35   $      0.41
                                        ===========   ===========   ===========   ===========

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

Forward-Looking Statements
--------------------------

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, and the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 29, 2004 compared with three months ended February 28, 2003

                                         (Dollar amounts in Thousands)
                                              Three Months Ended

                                    February 29, 2004    February 28, 2003
                                    -----------------    -----------------
                                                % of                  % of
                                    Amount    Revenues    Amount    Revenues
                                    ------    --------    ------    --------

Revenues .......................   $12,571     100.0     $11,987     100.0

Cost of sales ..................     9,904      78.8       9,423      78.6
                                   -------     -----     -------     -----
Gross profit ...................     2,667      21.2       2,564      21.4

Selling, general, and
  administrative expenses ......     1,925      15.3       1,806      15.1
                                   -------     -----     -------     -----
Income from operations .........       742       5.9         758       6.3

Other income ...................        11       0.1          47       0.4
                                   -------     -----     -------     -----
Income before income taxes .....       753       6.0         805       6.7

Provision for income taxes .....       317       2.5         353       2.9
                                   -------     -----     -------     -----
Net income .....................   $   436       3.5     $   452       3.8
                                   =======     =====     =======     =====

                           TSR, INC. AND SUBSIDIARIES

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended February 29, 2004 increased $584,000 or 4.9% from the comparable period in fiscal 2003. After several years of an industry wide slowdown in IT spending, which limited the demand for new consultants, the Company has recently experienced an increase in the number of consultants on billing. The average number of consultants on billing increased from approximately 345 for the quarter ended February 28, 2003 to 390 for the quarter ended February 29, 2004. This increase resulted primarily from existing customers continuing consultants on billing at the end of the calendar year, where, in the past few years, there were greater reductions in consultants on billing by customers at year end. We cannot yet determine whether the increase in the number of consultants will continue. While the number of consultants increased, we did not experience an increase in the rates charged for the Company's services, which had decreased due to the IT slowdown. Accordingly, the Company's revenues and profits did not increase proportionately with the increase in consultants on billing. Although revenues increased in the quarter ended February 29, 2004, the factors creating the decrease in revenues for the nine months ended February 29, 2004 still impact the Company.


Cost of Sales
-------------

Cost of sales for the quarter ended February 29, 2004, increased $481,000 or 5.1% to $9,904,000 from $9,423,000 in the prior year period. Cost of sales as a percentage of revenues increased from 78.6% in the quarter ended February 28, 2003 to 78.8% in the quarter ended February 29, 2004. This increase is primarily attributable to decreases in rates charged to the Company's customers, discounts and fees for vendor management systems.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $119,000 or 6.6% from $1,806,000 in the quarter February 28, 2003 to $1,925,000 in the quarter ended February 29, 2004. This increase was primarily attributable to increased technical recruiting and legal expenses. The increased legal expenses primarily relate to one employment-related litigation brought by one of the Company's consultants which litigation has been settled without requiring a special charge.


Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased by $32,000 to $26,000 due to lower interest rates and lower investable balances in the quarter ended February 29, 2004. Additionally, the Company had a net unrealized loss of $255 in the quarter ended February 29, 2004 versus a net unrealized loss of $4,000 in the quarter ended February 28, 2003 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. Other income also decreased due to an increase in minority interest allocation of operating profits of the Company's majority owned subsidiary. Operating profits in that subsidiary increased from $39,000 in the three months ended February 28, 2003 to $69,000 in the three months ended February 29, 2004.


Income Taxes
------------

The effective income tax rate of 42.1% for the quarter ended February 29, 2004 decreased from a rate of 43.8% in the quarter ended February 28, 2003. The rate decrease was due to the income tax benefit from the exercise of stock options.

                           TSR, INC. AND SUBSIDIARIES


Nine months ended February 29, 2004 compared with nine months ended February 28,
--------------------------------------------------------------------------------
2003
----

                                           (Dollar amounts in Thousands)
                                                 Nine Months Ended

                                      February 29, 2004       February 28, 2003
                                      -----------------       -----------------
                                                  % of                    % of
                                     Amount     Revenues     Amount     Revenues
                                     ------     --------     ------     --------

Revenues ........................   $38,304       100.0     $39,527       100.0

Cost of sales ...................    29,793        77.8      30,904        78.2
                                    -------     -------     -------     -------

Gross profit ....................     8,511        22.2       8,623        21.8


Selling, general, and
  administrative expenses .......     5,801        15.1       5,545        14.0
                                    -------     -------     -------     -------

Income from operations ..........     2,710         7.1       3,078         7.8


Other income ....................        50         0.1         148         0.4
                                    -------     -------     -------     -------

Income before income taxes ......     2,760         7.2       3,226         8.2

Provision for income taxes ......     1,182         3.1       1,401         3.6
                                    -------     -------     -------     -------

Net income ......................   $ 1,578         4.1     $ 1,825         4.6
                                    =======     -------     =======     =======

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the nine months ended February 29, 2004 decreased $1,223,000 or 3.1% from the comparable period in fiscal 2003. Due to the continuing weak economic environment, almost all of our customers significantly cut back on their IT spending during the past year. This has limited our opportunities to place new consultants on billing and decreased demand for new consultants. In addition, we are also seeing an increasing use of offshore development companies which also decreases the demand for placements. As a result of decreased demand, there has been an overall industry wide decrease in rates charged for computer processing services. The Company has recently experienced an increase in the average number of programmers on billing with clients from approximately 353 during the nine months ended February 28, 2003 to approximately 384 during the nine months ended February 29, 2004. This increase resulted primarily from existing customers continuing consultants on billing at the end of the calendar year, where, in the past few years, there were greater reductions in consultants on billing by customers at year end. We cannot yet determine whether the increase in the number of consultants will continue. While the number of consultants increased, we did not experience an increase in the rates charged for the Company's services, which had decreased due to the IT slowdown. Further, due to the decrease in rates charged for the Company's services, revenues declined.

Cost of Sales
-------------

Cost of sales for the nine months ended February 29, 2004, decreased $1,111,000 or 3.6% to $29,793,000 from $30,904,000 in the prior year period. Cost of sales as a percentage of revenues decreased from 78.2% in the nine months ended February 28, 2003 to 77.8% in the nine months ended February 29, 2004. These decreases are primarily attributable to the Company's ability to reduce rates paid to consultants in regard to decreases in rates charged to the Company's customers. The reduction in rates paid to the Company's consultants was not sufficient to fully offset the decreases in rates paid by the Company's customers, even after taking into account the increase in consultants on billing.

                           TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $256,000 or 4.6% from $5,545,000 in the nine months ended February 28, 2003 to $5,801,000 in the nine months ended February 29, 2004. This increase was primarily attributable to increased technical recruiting and legal expenses. The increased legal expenses primarily related to one employment-related litigation brought by one of the Company's consultants, which litigation has been settled without requiring a special charge.


Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased by $90,000 to $92,000 due to lower interest rates and lower investable balances in the nine months ended February 29, 2004. Additionally, the Company also had a net unrealized gain of $10,000 in the nine months ended February 29, 2004 versus a net unrealized loss of $9,000 in the nine months ended February 28, 2003 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. Other income also decreased due to an increase in the minority interest allocation of operating profits of the Company's majority owned subsidiary. Operating profits in that subsidiary increased from $122,000 in the nine months ended February 28, 2003 to $257,000 in the nine months ended February 29, 2004.


Income Taxes
------------

The effective income tax rate of 42.8% for the nine months ended February 29, 2004 decreased from a rate of 43.4% in the nine months ended February 28, 2003. The reduction was due to the income tax benefit from the exercise of stock options.

                           TSR, INC. AND SUBSIDIARIES


Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At February 29, 2004, the Company had working capital of $15,113,000 and cash and cash equivalents of $4,539,000 as compared to working capital of $23,028,000 and cash and cash equivalents of $5,063,000 at May 31, 2003. Working capital decreased primarily due to the large nonrecurring cash dividend of $2.00 per share, totalling $9,088,024, paid in the current nine month period. The Company has also announced a policy of declaring dividends at the rate of $0.15 per quarter for its 2004 fiscal year. The Company also announced that the Company intends to maintain an ongoing dividend rate of $0.15 beyond the fiscal year provided it is able to maintain cash flow from operations at current levels. During the nine month period ended February 29, 2004, the Company paid $1,363,204 in regular quarterly dividends. The dividends being paid during the Company's 2004 fiscal year have exceeded, and are expected to continue to exceed, the cash flow provided by the Company's operations. The Company has disposed of short-term marketable securities to meet these cash requirements. The Company expects to use approximately $300,000 of available cash in addition to the cash flow from operations for the nine months just ended to pay the regular quarterly cash dividends associated with the first two quarters of fiscal 2004 plus the cash dividend expected to be paid for the third quarter ended February 29, 2004.

Net cash provided by operating activities amounted to $1,707,000 for the nine months ended February 29, 2004, compared to cash provided of $3,051,000 for the nine months ended February 28, 2003. The cash provided by operating activities resulted primarily from the Company's net income. The cash provided in the prior fiscal year resulted primarily from the Company's net income and a decrease in accounts receivables.

Net cash provided by investing activities amounted to $7,448,000 for the nine months ended February 29, 2004, primarily resulted from allowing U.S. Treasury Bills to mature and not being reinvested.

Net cash used in financing activities resulted primarily from the payment of cash dividends of $10,451,000 offset, to some extent, by the proceeds received from the exercise of stock options in the amount of $830,000.

The Company's capital resource commitments at February 29, 2004 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities. A summary of non-cancelable long-term operating lease commitments as of February 29, 2004 follows:

                    FY 04      FY 05      FY 06      FY 07   Thereafter   Total
Operating Leases   $86,000   $349,000   $170,000   $101,000   $17,000   $723,000

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 29, 2004. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of February 29, 2004, no amounts were outstanding under this line of credit.


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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through February 28, 2004, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.


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


                                                 TSR, Inc.
                                               (Registrant)


Date: April 2, 2004           /s/ J.F. Hughes
                              ----------------------------------------------
                              J.F. Hughes, Chairman, President and Treasurer


Date: April 2, 2004           /s/ John G. Sharkey
                              ----------------------------------------------
                              John G. Sharkey, Vice President Finance