Form 10-K
period 2004-05-31
TSR INC
filed 2004-08-19
CIK 98338

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

                  For the fiscal year ended May 31, 2004

                                       or

              [ ]  Transition Report Under Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

                   For the transition period from __________ to __________


                         Commission File Number: 0-8656
                                                --------

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $6.77 at November 30, 2003 was $17,973,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2004 was 4,568,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2004 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.
         --------

General
-------

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies and state and local government agencies with significant technology budgets. In the year ended May 31, 2004, the Company provided IT staffing services to approximately 95 clients.

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

In the past few years, an increasing number of companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staffing revenues. There can be no assurance that this trend will not continue to adversely impact the Company's IT staffing revenues.

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. Additionally, due to the economic downturn, the Company closed its Farmington, Connecticut office in October 2002 and is not currently hiring new account executives and technical recruiters and has not replaced account executives and technical recruiters who have left the Company. At these offices, as of May 31, 2004, the Company employed 10 persons who are responsible for recruiting technical personnel and 13 persons who are account executives. As of May 31, 2003 the Company had employed 11 technical personnel recruiters and 15 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 95 clients during the year ended May 31, 2004 as compared to 100 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2004, the Company had two clients which constituted more than 10% of consolidated revenues (Procurestaff Ltd., 25.5% and NYC Department of Education, 15.0%). Procurestaff Ltd. is a vendor management services provider. The majority of the revenue generated from Procurestaff Ltd. was from AT&T as the end client. Additionally, the Company's top ten clients accounted for 73% of consolidated revenues in both fiscal 2004 and fiscal 2003. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

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

The Company's marketing has been affected because some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company tries to keep costs down for the end client and receives a fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT
The Company maintains a database of over 90,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the on the Internet, publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 10 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company's customers.

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

Personnel
---------

As of June 30, 2004, the Company employs 290 people including its 3 executive officers. Of such employees 13 are engaged in sales, 10 are recruiters for programmers, 252 are technical and programming consultants, and 12 are in administration and clerical functions. None of the Company's employees belong to unions.

Item 2.  Properties.
         ----------

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring October 31, 2005, with annual rentals of approximately $100,000. This space is used as executive and administrative offices for the Company and the Company's operating subsidiary.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2004 and 2003:

                                               JUNE 1, 2003 - MAY 31, 2004
                                          1ST        2ND        3RD        4TH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        ----------------------------------------

             High Sales Price......      10.50       8.14       8.29       8.00

             Low Sales Price.......       5.84       6.25       6.51       6.10


                                               JUNE 1, 2002 - MAY 31, 2003
                                          1ST        2ND        3RD        4TH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        ----------------------------------------
             High Sales Price......       6.45       5.34       5.83       6.73

             Low Sales Price.......       3.51       4.12       4.55       4.45

There were 155 holders of record of the Company's Common Stock as of July 31, 2004. Additionally, the Company estimates that there were approximately 1,500 beneficial holders as of that date. On June 23, 2003, the Company declared a special, large nonrecurring dividend of $2.00 per share payable on July 28, 2003 to holders of record as of July 11, 2003. Additionally, the Company declared quarterly dividends of $0.15 during the fiscal year ending May 31, 2004. The Company intends to maintain its dividend at the current level for the fiscal year ending May 31, 2005 and the Company also intends to maintain an ongoing quarterly dividend rate of $0.15 beyond fiscal year 2005 but may reconsider if cash flow from operations does not increase. There can be no assurance that the Company will continue to pay dividends.

Securities authorized for issuance under equity compensation plans.
-------------------------------------------------------------------

The following table provides information as of May 31, 2004 with respect to compensation plans (including individual compensation arrangements) under with equity securities of the Company are authorized for issuances:

                                             Equity Compensation Plan Information

-------------------------------- ---------------------------- ------------------------------ -----------------------------
                                 Number of securities to be   Weighted-average exercise      Number of securities
                                 issued upon exercise of      price of outstanding options,  remaining available for
                                 outstanding options,         warrants and rights            future issuance under equity
                                 warrants and rights                                         compensation plans
                                                                                             (excluding securities
                                                                                             reflected in column (a))
Plan Category                                    (a)                          (b)                             (c)
-------------------------------- ---------------------------- ------------------------------ -----------------------------
Equity compensation
Plans approved by security
holders.                                        10,000                        $5.53                         549,950
-------------------------------- ---------------------------- ------------------------------ -----------------------------
Equity compensation
Plans not approved by
security holders                                     0                            0                              0
-------------------------------- ---------------------------- ------------------------------ -----------------------------
Total                                           10,000                        $5.53                         549,950
-------------------------------- ---------------------------- ------------------------------ -----------------------------

Item 6.  Selected Financial Data.
         -----------------------

(Amounts in Thousands, Except Per Share Data)

                                                               MAY 31,       May 31,       May 31,       May 31,       May 31,
                                                                2004          2003          2002          2001          2000
                                                              --------      --------      --------      --------      --------
Revenues ...............................................      $ 51,725      $ 52,443      $ 59,455      $ 78,951      $ 78,493

Income From Operations .................................         3,696         3,975         4,424         6,294         7,241

Net Income .............................................         2,124         2,362         2,708         3,858         4,402

Basic and Diluted Net Income Per Common Share ..........          0.47          0.53          0.61          0.86          0.88

Working Capital ........................................        14,976        23,028        20,518        17,810        15,294

Total Assets ...........................................        19,203        27,852        25,597        23,284        20,945

Stockholders' Equity ...................................        15,192        23,258        20,896        18,187        15,749

Book Value Per Common Share ............................          3.33          5.26          4.73          4.12          3.36

Unaudited Quarterly Financial Data
(Amounts in Thousands, except Per Share Data)

The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2004 and 2003.

                                                                                Fiscal 2004
                                                                                -----------
                                                                 First       Second       Third        Fourth
                                                                 -----       ------       -----        ------
     Revenues ............................................     $ 12,737     $ 12,997     $ 12,571     $ 13,421
     Gross Profit ........................................        2,864        2,981        2,667        2,953
     Net Income ..........................................          504          638          436          546
     Basic and Diluted Net Income
                per Common Share .........................     $   0.11     $   0.14     $   0.10     $   0.12

                                                                                Fiscal 2003
                                                                                -----------
                                                                 First       Second       Third        Fourth
                                                                 -----       ------       -----        ------
     Revenues ............................................     $ 13,681     $ 13,859     $ 11,987     $ 12,916
     Gross Profit ........................................        2,981        3,078        2,564        2,801
     Net Income ..........................................          664          709          452          537
     Basic and Diluted Net Income
                per Common Share .........................     $   0.15     $   0.16     $   0.10     $   0.12


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that historical trends in operating results will continue in the future:

                                                                                    YEAR ENDED MAY 31,
                                                                               (DOLLAR AMOUNTS IN THOUSANDS)
                                                                  2004                      2003                       2002
                                                                  ----                      ----                       ----
                                                                        % OF                      % of                       % of
                                                           AMOUNT      REVENUE       Amount      Revenue       Amount       Revenue
                                                          --------     --------     --------     --------     --------     --------
Revenues ............................................     $ 51,725        100.0     $ 52,443        100.0     $ 59,455        100.0
Cost of Sales .......................................       40,261         77.8       41,019         78.2       46,568         78.3
                                                          --------     --------     --------     --------     --------     --------
Gross Profit ........................................       11,464         22.2       11,424         21.8       12,887         21.7
Selling, General, and Administrative Expenses .......        7,768         15.0        7,450         14.2        8,463         14.2
                                                          --------     --------     --------     --------     --------     --------
Income from Operations ..............................        3,696          7.2        3,974          7.6        4,424          7.5

Other Income ........................................           63          0.1          182          0.3          314          0.5
                                                          --------     --------     --------     --------     --------     --------
Income Before Income Taxes ..........................        3,759          7.3        4,156          7.9        4,738          8.0
Provision for Income Taxes ..........................        1,635          3.2        1,794          3.4        2,030          3.4
                                                          --------     --------     --------     --------     --------     --------
Net Income ..........................................     $  2,124          4.1     $  2,362          4.5     $  2,708          4.6
                                                          ========     ========     ========     ========     ========     ========

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the fiscal year ended May 31, 2004 decreased $718,000 or 1.4% from fiscal 2003. Despite advances in the economic environment, IT spending levels continue to be reduced at many of our major customers, limiting opportunities to place new consultants on billing. The reduced spending levels have also decreased demand for placements, resulting in an overall decrease in the rates charged for computer programming services. Revenues have also been impacted by the increased use of offshore development companies, particularly in India, over the past few years to provide technology related work and projects. Although the average number of consultants on billing increased from approximately 358 for the year ended May 31, 2003 to 383 for the year ended May 31, 2004 it was not enough to offset the decrease in billing rates and the impact on margins of vendor management companies. During the fiscal year, the Company experienced periods of both increasing and decreasing numbers of consultants on billing, with no strong trends developing.

The Company's revenues from programmers on billing continue to be affected by discounts required by major customers as a condition to remaining on their approved vendor lists, such as discounts for prompt payment and volume discounts. In addition, some major customers have retained third parties to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company tries to keep costs down for the end client and receives a fee which is deducted from the payment to the Company. The Company is unable to predict the long-term effects of these changes.

Revenues for fiscal 2003 decreased $7,012,000 from fiscal 2002. This decrease resulted from an overall decrease in the average number of programmers on billing with clients from approximately 368 for the year ended May 31, 2002 to approximately 358 for the year ended May 31, 2003. The economic environment also decreased demand for placements, resulting in an overall decrease in the rates charged for computer programming services.

Cost of Sales
-------------

Cost of sales decreased by $758,000, or 1.8%, in fiscal 2004 from fiscal 2003. The decrease in costs resulted primarily from the decrease in amounts paid to technical personnel resulting primarily from the decrease in contract computer programming services revenues and from decreases in amounts paid to programmers.

Cost of sales as a percentage of revenues decreased to 77.8% in fiscal 2004 from 78.2% in fiscal 2003. This resulted primarily from decreased amounts paid to programmers as a result of price rollbacks and discounts required by several clients, as discussed above.

Fiscal 2003 cost of sales decreased $5,549,000, or 11.9%, compared to fiscal 2002. The decrease in costs resulted primarily from the decrease in amounts paid to technical personnel resulting from primarily the decrease in contract computer programming services revenues and from decreases in amounts paid to programmers.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $318,000, or 4.3%, from $7,450,000 in fiscal 2003 to $7,768,000 in fiscal 2004. This increase was primarily attributed to increased legal and technical recruiting expenses. The increased legal expenses primarily relate to one employment related litigation brought by one of the Company's former consultants which litigation was settled in March, 2004.

Selling, general and administrative expenses decreased $1,013,000 or 12.0% from $8,463,000 in fiscal 2002 to $7,450,000 in fiscal 2003. Commissions relating to revenues from contract computer programming services decreased, and there was an overall decrease in expenses as a result of a reduction of account executives, technical recruiting professionals and administrative assistants. Also included in the 2002 expenses was a $200,000 provision for bad debts.

Other Income
------------

Fiscal 2004 other income resulted primarily from interest and dividend income of $120,000, which decreased from the level realized in 2003 due to lower investable balances and lower rates. The Company also had a net gain of $9,000 from marketable securities due to mark to market adjustments of its equity portfolio. Other income also decreased due to an increase in minority interest allocation of operating profits of the Company's majority owned subsidiary.

Fiscal 2003 other income resulted primarily from interest and dividend income of $235,000, which decreased from the level realized in 2002 due to lower interest rates. The Company also had a net loss of $6,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Income Taxes
------------

The effective income tax rate increased to 43.5% in fiscal 2004 from 43.2% in fiscal 2003 because of higher state and local taxes.

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

At May 31, 2004, the Company had working capital of $14,976,000 and cash and cash equivalents of $2,269,000 as compared to working capital of $23,028,000 and cash and cash equivalents of $5,063,000 at May 31, 2003. The Company's working capital also included $6,499,000 and $12,949,000 of marketable securities at May 31, 2004 and 2003, respectively. In July, 2003, the Company declared a special, large nonrecurring dividend of $2.00 per share, resulting in a reduction of working capital and cash and marketable securities of $9,088,000. At that time, the Company also announced a policy of declaring dividends at the rate of $0.15 per quarter for its 2004 fiscal year. This amounted to $2,048,000 for dividends related to the first three quarters of fiscal 2004. These dividends have exceeded and are expected to continue to exceed the cash flow provided by the Company's operations. The regular dividends paid during the Company's 2004 fiscal year exceeded the Company's cash flow for its 2004 fiscal year by approximately $900,000. The Company has used maturities of short-term marketable securities to meet these cash requirements.

Net cash flow of $1,132,000 was provided by operations during fiscal 2004 as compared to $3,298,000 of net cash flow from in operations in fiscal 2003. The cash flow from operations primarily resulted from net income of $2,124,000 in fiscal 2004. The reduction in net cash flow provided by operations occurred because of a reduction in net income and an increase in accounts receivable during fiscal 2004 as compared with a reduction in fiscal 2003. The increase in accounts receivable at May 31, 2004, is attributable primarily to delays with payment from one major account. Substantial collections have been subsequently made.

Net cash provided by investing activities amounted to $6,438,000 for fiscal 2004, compared to $4,019,000 in net cash used for fiscal 2003. The net cash flows provided by investing activities primarily resulted from the proceeds of maturities of marketable securities in excess of purchases of marketable securities.

Cash used in financing activities during the fiscal year ended May 31, 2004 resulted from cash dividends paid of $11,136,000 and a distribution of $58,000 to the minority interest. These were offset by $830,000 from the proceeds of the exercise of stock options. Cash used in financing activities during the fiscal year ended May 31, 2003 resulted from a distribution of $9,000 to the minority interest.

The Company's capital resource commitments at May 31, 2004 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2004. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of May 31, 2004, no amounts were outstanding under this line of credit.

                 Tabular Disclosure of Contractural Obligations
                 ----------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                             Payments Due By Period
-----------------------------------------------------------------------------------------------------------
    Contractural Obligations           Total     Less than 1 Year   1-3 Years      3-5 Years  More than 5 Years
    ------------------------         ----------     ----------     ----------     ----------     ----------
Long-Term Debt .................           --             --             --             --             --
Capital Lease Obligations ......           --             --             --             --             --
Operating Leases ...............        637,000        349,000        271,000         17,000           --
Purchase Obligations ...........           --             --             --             --             --
Employment Agreements ..........      2,232,000        789,000      1,443,000           --             --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP .......           --             --             --             --             --
                                     ----------     ----------     ----------     ----------     ----------
Total ..........................     $2,869,000     $1,138,000     $1,684,000     $   17,000     $     --
                                     ==========     ==========     ==========     ==========     ==========

Impact of New Accounting Standards
----------------------------------

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

VALUATION OF LONG-LIVED ASSETS

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through May 31, 2004, we have continued and expect to continue to generate sufficient cash flows, and, therefore, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate in the future, we may determine that some portions of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations in future periods.

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

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes, and Ernest Bago, the President of TSR's contract computer programming services subsidiary. The Company has entered into employment agreements with Mr. Hughes and Mr. Bago for terms expiring on May 31, 2007. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the services of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Relationships.

In the fiscal year, ended May 31, 2004, the Company's largest clients, Procurestaff Ltd. and the NYC Department of Education accounted for 25.5% and 15.0% of the Company's consolidated revenues, respectively. Procurestaff is a vendor management company and most of the revenues received from Procurestaff relate to a single customer, AT&T. See "Rapidly Changing Industry" below. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts, are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company's financial condition and results of operations.

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

There have also been recent changes in the industry, which could potentially affect the Company's operating results. Many customers have begun retaining third parties to provide vendor management services. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company's relationship with its customer, which makes it more difficult for the Company to maintain and expand its business. It also reduces the Company's profit margins. Additionally, a number of companies have begun limiting the number of companies on their approved vendor lists, and in some cases this has required the Company to sub-contract with a company on the approved vendor list to provide services to customers. The Company cannot predict at this time what long-term effect these changes will have on the Company's business and results of operations.

Effect of Fluctuations in Economic Conditions

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. Beginning with the second half of the Company's 2001 fiscal year, the Company has experienced a decline in demand for its IT staffing services. The Company attributes a significant portion to this decline to customers reducing their spending on IT projects as a result of the current economic environment. During fiscal 2004, the Company experienced periods of both increasing and decreasing numbers of consultants on billing, with no strong trends developing. The Company cannot predict when economic conditions will improve and the demand for IT services will increase.

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenues to decline.

In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staffing revenue. There can be no assurance that this trend will not continue to adversely impact the Company's IT staffing revenues.

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

Potential for Contract and Other Liability.

The personnel provided by the Company to clients provide services involving key aspects of its clients' software applications. A failure in providing these services could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit, contractually, its liability for damages arising from negligence or omissions in rendering services, but it is not always successful in negotiating such limits. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages.

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


Item 8.     Financial Statements.
            --------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

           Report of Independent Registered Public Accounting Firm.......   16

           Report of Independent Registered Public Accounting Firm.......   17

           Consolidated Financial Statements:

           Consolidated Balance Sheets as of May 31, 2004 and 2003.......   18

           Consolidated Statements of Income for the
                years ended May 31, 2004, 2003 and 2002..................   20

           Consolidated Statements of Stockholders' Equity
                for the years ended May 31, 2004, 2003 and 2002..........   21

           Consolidated Statements of Cash Flows for the
                years ended May 31, 2004, 2003 and 2002..................   22

           Notes to Consolidated Financial Statements....................   23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended May 31, 2004. We have also audited the financial statement schedule for the two year period ended May 31, 2004 as listed on Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries at May 31, 2004, and the results of their operations and their cash flows for each of the years in the two year period ended May 31, 2004 in conformity with U.S. generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                        /s/ BDO SEIDMAN, LLP

Melville, New York
July 9, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
      and Shareholders
TSR, Inc.:


We have audited the accompanying consolidated statements of earnings, shareholders' equity and cash flows of TSR, Inc. and subsidiaries (the Company) for the year ended May 31, 2002, and the related consolidated financial statement schedule for year ended May 31, 2002, as listed in Item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of TSR Inc. and subsidiaries and their cash flows for year ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG, LLP
Melville, New York
July 18, 2002

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2004 AND 2003

                                     ASSETS

                                                                                         2004             2003
                                                                                     ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents (note 1 (d))  .....................................     $  2,268,796     $  5,063,098
    Marketable securities (note 1 (e)) ..........................................        6,498,839       12,949,174
    Accounts receivable:
        Trade, net of allowance for doubtful accounts
          of $430,000 in 2004 and 2003 (note 1(f))  .............................        9,904,620        9,238,037
        Other ...................................................................           29,700           50,828
                                                                                      ------------     ------------
                                                                                         9,934,320        9,288,865

    Prepaid expenses ............................................................           38,918           39,857
    Prepaid and recoverable income taxes ........................................           15,483           60,739
    Deferred income taxes (note 2)  .............................................          180,000          180,000
                                                                                      ------------     ------------

          TOTAL CURRENT ASSETS ..................................................       18,936,356       27,581,733
                                                                                      ------------     ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Equipment ...................................................................          446,148          423,867
    Furniture and fixtures ......................................................          112,196          112,196
    Automobiles .................................................................          128,859          128,859
    Leasehold improvements ......................................................           68,379           68,379
                                                                                      ------------     ------------
                                                                                           755,582          733,301

    Less accumulated depreciation and amortization ..............................          731,581          708,346
                                                                                      ------------     ------------
                                                                                            24,001           24,955

OTHER ASSETS ....................................................................           84,893           50,804
DEFERRED INCOME TAXES (NOTE 2) ..................................................          143,000          123,000
ACQUIRED CLIENT RELATIONSHIPS, NET OF ACCUMULATED
      AMORTIZATION OF $157,308 AND $100,105 (NOTE 3) ............................           14,300           71,503
                                                                                      ------------     ------------

                                                                                      $ 19,202,550     $ 27,851,995
                                                                                      ============     ============

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                              MAY 31, 2004 AND 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          2004             2003
                                                                                      ------------     ------------
CURRENT LIABILITIES:
    Accounts and other payables .................................................     $    144,391     $    230,632
    Accrued and other liabilities:
        Salaries, wages and commissions .........................................        2,002,906        2,067,042
        Legal and professional fees .............................................          102,948          103,776
        Other ...................................................................           33,945          115,464
                                                                                      ------------     ------------
                                                                                         2,139,799        2,286,282

    Advances from customers .....................................................        1,532,642        1,793,496
    Income taxes payable ........................................................          143,553          242,981
                                                                                      ------------     ------------

               TOTAL CURRENT LIABILITIES ........................................        3,960,385        4,553,391
                                                                                      ------------     ------------

MINORITY INTEREST ...............................................................           50,161           40,902

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 8)

STOCKHOLDERS' EQUITY (NOTES 4 AND 7):
    Preferred stock, $1.00 par value,
        Authorized 1,000,000 shares; none issued ................................             --               --
    Common stock, $.01 par value, authorized
         25,000,000 shares; issued 6,228,326 and 6,078,326 shares ...............           62,283           60,783
    Additional paid-in capital ..................................................        5,079,027        4,134,053
    Retained earnings ...........................................................       22,081,995       31,094,167
                                                                                      ------------     ------------
                                                                                        27,223,305       35,289,003
    Less:  Treasury stock, 1,660,314 shares, at cost ............................       12,031,301       12,031,301
                                                                                      ------------     ------------

               TOTAL STOCKHOLDERS' EQUITY .......................................       15,192,004       23,257,702
                                                                                      ------------     ------------

                                                                                      $ 19,202,550     $ 27,851,995
                                                                                      ============     ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED MAY 31, 2004, 2003 AND 2002


                                                                                    2004              2003              2002
                                                                                ------------      ------------      ------------
REVENUES, NET .............................................................     $ 51,725,431      $ 52,443,160      $ 59,455,162

COST OF SALES .............................................................       40,260,847        41,018,719        46,568,053
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..............................        7,768,138         7,449,831         8,463,186
                                                                                ------------      ------------      ------------
                                                                                  48,028,985        48,468,550        55,031,239
                                                                                ------------      ------------      ------------

INCOME FROM OPERATIONS ....................................................        3,696,446         3,974,610         4,423,923
                                                                                ------------      ------------      ------------

OTHER INCOME (EXPENSE):
     Interest and dividend income .........................................          120,150           234,867           322,520
     Unrealized gain (loss) from marketable securities, net ...............            9,564            (5,620)           (6,371)
     Minority interest in subsidiary operating profit .....................          (66,903)          (47,682)           (1,578)
                                                                                ------------      ------------      ------------

                                                                                      62,811           181,565           314,571
                                                                                ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ................................................        3,759,257         4,156,175         4,738,494

PROVISION FOR INCOME TAXES (NOTE 2) .......................................        1,635,000         1,794,000         2,030,000
                                                                                ------------      ------------      ------------

     NET INCOME ...........................................................     $  2,124,257      $  2,362,175      $  2,708,494
                                                                                ============      ============      ============

BASIC NET INCOME PER COMMON SHARE .........................................     $       0.47      $       0.53      $       0.61
                                                                                ============      ============      ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ......................        4,545,762         4,418,012         4,418,012
                                                                                ============      ============      ============

DILUTED NET INCOME PER COMMON SHARE .......................................     $       0.47      $       0.53      $       0.61
                                                                                ============      ============      ============


WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES
            OUTSTANDING ...................................................        4,550,939         4,418,012         4,422,348
                                                                                ============      ============      ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 2004, 2003 AND 2002




                               SHARES OF                     ADDITIONAL                                      TOTAL
                                COMMON         COMMON         PAID-IN       RETAINED        TREASURY     STOCK-HOLDERS'
                                 STOCK          STOCK         CAPITAL       EARNINGS         STOCK           EQUITY
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT MAY 31, 2001 ..      6,078,326   $     60,783   $  4,134,053   $ 26,023,498    $(12,031,301)   $ 18,187,033

NET INCOME ...............           --             --             --        2,708,494            --         2,708,494
                             ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT MAY 31, 2002 ..      6,078,326         60,783      4,134,053     28,731,992     (12,031,301)     20,895,527

NET INCOME ...............           --             --             --        2,362,175            --         2,362,175
                             ------------   ------------   ------------   ------------    ------------    ------------

BALANCE AT MAY 31, 2003 ..      6,078,326         60,783      4,134,053     31,094,167     (12,031,301)     23,257,702

NET INCOME ...............           --             --             --        2,124,257            --         2,124,257
EXERCISE OF STOCK
OPTIONS INCLUDING
RELATED TAX BENEFIT ......        150,000          1,500        873,187           --              --           874,687

SPECIAL CASH DIVIDEND
 PAID ....................           --             --             --       (9,088,024)           --        (9,088,024)
CASH DIVIDENDS PAID ......           --             --             --       (2,048,405)           --        (2,048,405)

STOCK BASED
COMPENSATION EXPENSE
(NOTE 1(N)) ..............           --             --           71,787           --              --            71,787
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE AT MAY 31, 2004 ..      6,228,326   $     62,283   $  5,079,027   $ 22,081,995    $(12,031,301)   $ 15,192,004
                             ============   ============   ============   ============    ============    ============




See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2004, 2003 AND 2002

                                                                              2004            2003            2002
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
    Net Income ........................................................   $  2,124,257    $  2,362,175    $  2,708,494
    Adjustments to reconcile net income to
          net cash provided by operating activities:
        Depreciation and amortization .................................         80,438         114,506         130,446
        Provision for doubtful accounts ...............................           --              --           200,000
        Unrealized loss (gain) from marketable securities, net ........         (9,564)          5,620           6,371
        Deferred income tax benefit ...................................        (20,000)           --           (21,000)
        Minority interest in subsidiary operating profit ..............         66,903          47,682           1,578
        Stock based compensation expense ..............................         71,787            --              --
        Tax benefit from stock option exercises .......................         45,000            --              --
        Changes in operating assets and liabilities:
               Accounts receivable-trade ..............................       (666,583)        893,542       1,900,911
               Other accounts receivable ..............................         21,128          (1,009)         16,022
               Prepaid expenses .......................................            939          11,069         (17,199)
               Prepaid and recoverable income taxes ...................         45,256           8,618          75,006
               Other assets ...........................................        (34,089)          1,378          (6,037)
               Accounts payable and accrued expenses ..................       (232,724)       (131,526)       (763,119)
               Advances from customers ................................       (260,854)        (21,115)        126,461
               Income taxes payable ...................................        (99,428)          7,093          21,933
                                                                          ------------    ------------    ------------

    Net cash provided by operating activities .........................      1,132,466       3,298,033       4,379,867
                                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturities and sales of marketable securities ..     14,914,970      16,854,460      10,312,027
         Purchases of marketable securities ...........................     (8,455,071)    (20,867,719)    (14,826,955)
         Purchases of fixed assets ....................................        (22,281)         (6,214)         (5,840)
         Purchase of net assets, net of cash acquired .................           --              --          (274,564)
                                                                          ------------    ------------    ------------

    Net cash provided by (used in) investing activities ...............      6,437,618      (4,019,473)     (4,795,332)
                                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Distribution to minority interest ............................        (57,644)         (9,358)           --
         Proceeds from sale of minority interest ......................           --              --             1,000
         Cash dividends paid ..........................................    (11,136,429)           --              --
         Proceeds from exercise of stock options ......................        829,687            --              --
                                                                          ------------    ------------    ------------

 Net cash provided by (used in) financing activities ..................    (10,364,386)         (9,358)          1,000
                                                                          ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............................     (2,794,302)       (730,798)       (414,465)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................      5,063,098       5,793,896       6,208,361
                                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................   $  2,268,796    $  5,063,098    $  5,793,896
                                                                          ============    ============    ============

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid .................................................   $  1,664,000    $  1,778,000    $  1,954,000
                                                                          ============    ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2004, 2003 AND 2002

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)    BUSINESS AND NATURE OF OPERATIONS
       TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2004, two customers accounted for more than 10% of the Company's revenues, constituting 25.5% and 15.0% of revenues respectively. In fiscal 2003, two customers accounted for more than 10% of the Company's revenues, constituting 20.7% and 19.6% of revenues, respectively. In fiscal 2002, two customers accounted for more than 10% of the Company's revenues, constituting 15.3% and 11.6% of revenues, respectively. The Company operates in one business segment, computer programming services.

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

       Effective March 1, 2002, the Company adopted Emerging Issues Task Force
       (EITF) Issue 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Accordingly, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue. Prior to adoption of EITF Issue 01-14 the Company characterized such amounts as a reduction of cost of sales.

(D)    CASH AND CASH EQUIVALENTS
       The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2004 and 2003:

                                                       2004            2003
                                                       ----            ----

             Cash in banks.....................    $   570,003      $  341,815
             Money Market Funds................      1,199,988       4,721,283
             US Treasury Securities............        498,805             --
                                                   -----------      ----------
                                                   $ 2,268,796      $5,063,098
                                                   ===========      ==========



                                                                    (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2004, 2003 AND 2002

(E)    MARKETABLE SECURITIES
       The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities are mostly less than one year), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value, with unrealized gains and losses included in earnings. The Company's marketable securities are summarized as follows:

                                                            Gross         Gross
                                                         Unrealized    Unrealized
                                           Amortized       Holding       Holding       Recorded
                                             Cost           Gains        Losses         Value
                                             ----           -----        ------         -----

       2004: US TREASURY SECURITIES...   $  6,468,508    $      --     $      --     $  6,468,508
             EQUITY SECURITIES........         28,287         5,974        (3,930)         30,331
                                         ------------    ----------    ----------    ------------
                                         $  6,496,795    $    5,974    $   (3,930)   $  6,498,839
                                         ============    ==========    ==========    ============


       2003: US Treasury securities...   $ 12,928,408    $      --     $     --      $ 12,928,408
             Equity securities........         28,287           --         (7,521)         20,766
                                         ------------    ----------    ----------    ------------
                                         $ 12,956,695    $      --     $   (7,521)   $ 12,949,174
                                         ============    ==========    ==========    ============

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

(H)    NET INCOME PER COMMON SHARE
       Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any. Antidilutive shares aggregating 0, 160,000 and 185,664 have been omitted from the calculation of diluted net income per common share for the fiscal year ended May 31, 2004, 2003 and 2002, respectively.

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


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2004, 2003 AND 2002

(J)    FAIR VALUE OF FINANCIAL INSTRUMENTS
       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the financial statements approximate fair value because of the short-term maturities of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 2004.

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

(M)    COMPREHENSIVE INCOME
       The Company's net income equaled comprehensive income in fiscal 2004, 2003 and 2002.

(N)    STOCK OPTIONS
       On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of May 31, 2004 which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge of $71,787 for the 2004 fiscal year and will continue to record such charges, or recoveries associated with the value of the stock underlying these options through the earlier of their exercise, forfeiture or expiration dates.

       The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. All options granted under the plan had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. However, as a result of the large nonrecurring cash dividend discussed above, the remaining outstanding 10,000 options are now treated as variable options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards
       (SFAS) No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2004, 2003 AND 2002

                                                                                      Year Ended May 31,
                                                                                      ------------------
                                                                            2004             2003             2002
                                                                            ----             ----             ----
       Net income as reported......................................     $ 2,124,257      $ 2,362,175      $ 2,708,494
       Deduct: Total stock-based employee compensation expense
       determined under fair value method for all awards, net of
       minority interest and related tax effects...................             --           (12,175)         (12,494)
       Add: Stock-based employee compensation expense included
       in reported net income, net of related tax effect...........          71,787              --               --
                                                                        -----------      -----------      -----------
         Proforma Net Income.......................................     $ 2,196,044      $       --       $       --
                                                                        ===========      ===========      ===========
       Basic and diluted net income per share:
         As reported...............................................     $      0.47      $      0.53      $      0.61
                                                                        ===========      ===========      ===========
         Proforma SFAS 123.........................................     $      0.48      $      0.53      $      0.61
                                                                        ===========      ===========      ===========

       The per share weighted-average fair value of stock options granted during 2001 was approximately $2.11 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 48%, and an expected option life of three years. There were no options granted in fiscal 2004, 2003 and 2002.

(O)    IMPACT OF NEW ACCOUNTING STANDARDS
       In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2004, 2003 AND 2002


(2)    INCOME TAXES
       A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2004, 2003, and 2002 to the reported amounts is as follows:

                                                          2004                   2003                   2002
                                                   AMOUNT        %        Amount        %        Amount        %
                                                   ------       ---      -------       ---       ------       ---
       Amounts at statutory federal tax rate...  $1,278,000    34.0%    $1,413,000    34.0%    $1,611,000    34.0%

       State and local taxes, net of
         federal income tax effect.............     341,000     9.1        334,000     8.0        340,000     7.2
       Non-deductible expenses, and other......      16,000     0.4         47,000     1.2         79,000     1.6
                                                 ----------    ----     ----------    ----     ----------    ----
                                                 $1,635,000    43.5%    $1,794,000    43.2%    $2,030,000    42.8%
                                                 ==========    ====     ==========    ====     ==========    ====

       The components of the provision for income taxes are as follows:

                                       Federal          State          Total
                                       -------          -----          -----

           2004: CURRENT..........   $ 1,139,000    $   516,000    $ 1,655,000
                 DEFERRED.........       (20,000)           --         (20,000)
                                     -----------    -----------    -----------
                                     $ 1,119,000    $   516,000    $ 1,635,000
                                     ===========    ===========    ===========

           2003: Current..........   $ 1,288,000    $   506,000    $ 1,794,000
                 Deferred.........           --             --             --
                                     -----------    -----------    -----------
                                     $ 1,288,000    $   506,000    $ 1,794,000
                                     ===========    ===========    ===========

           2002: Current..........   $ 1,449,000    $   602,000    $ 2,051,000
                 Deferred.........        66,000        (87,000)       (21,000)
                                     -----------    -----------    -----------
                                     $ 1,515,000    $   515,000    $ 2,030,000
                                     ===========    ===========    ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2004 and 2003 are as follows:

                                                             2004         2003
                                                             ----         ----

           Allowance for doubtful accounts
             receivable...............................    $ 180,000    $ 180,000
           Equipment and leasehold improvement
             Depreciation and amortization............       89,000       89,000
           Acquired client relationships..............       54,000       34,000
                                                          ---------    ---------
             Total deferred income tax assets.........    $ 323,000    $ 303,000
                                                          =========    =========

       The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.



                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2004, 2003 AND 2002

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


           Cash .....................................   $  11,936
           Other current assets .....................     303,520
           Equipment ................................      16,235
           Acquired client relationships ............     171,608
           Current liabilities ......................    (216,799)
                                                        ---------
                                                        $ 286,500

       In connection with the acquisition, the Company acquired certain contractual client relationships. The related intangible asset is being amortized over a three-year period, reflecting the estimated average life of the underlying client relationships. Amortization expense for the year ended May 31, 2004, 2003 and 2002 were $57,203, $57,203 and $42,902, respectively.

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

(4)    STOCK OPTIONS
       The 1997 Employee Stock Option Plan provides for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable as determined on the date of the grant and expire on the fifth anniversary of the date of grant. There are 559,950 shares of common stock which remain reserved for issuance under the Plan.

                                                    STOCK OPTIONS OUTSTANDING
                                                                        WEIGHTED
                                                            EXERCISE     AVERAGE
                                                  SHARES      PRICE       PRICE
                                                  ------      -----       -----


       Outstanding at May 31, 2001 and 2002..    190,000    $   5.53    $   5.53
       Options forfeited.....................   ( 30,000)       5.53        5.53
                                               ---------    --------    --------
       Outstanding at May 31, 2003...........    160,000        5.53        5.53

       Options exercised.....................   (150,000)       5.53        5.53
                                               ---------    --------    --------
       OUTSTANDING AT MAY 31, 2004...........     10,000    $   5.53    $   5.53
                                               =========    ========    ========
       Exercisable at May 31, 2004...........     10,000    $   5.53    $   5.53
                                               =========    ========    ========

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2004, 2003 AND 2002




(5)    LINE OF CREDIT
       The Company has an available line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of May 31, 2004, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance. The Company intends to renew this facility on or before its current expiration.


(6)    COMMITMENTS AND CONTINGENCIES
       A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2004 follows:

                               FISCAL YEAR            AMOUNT
                               -----------            ------

                                  2005............    349,000
                                  2006............    170,000
                                  2007............    101,000
                                  2008............     17,000
                                                     --------
                                        Total        $637,000
                                                     ========

       Total rent expenses under all lease agreements amounted to $347,000, $357,000 and $393,000, in fiscal 2004, 2003 and 2002.

       The Company is party to various lawsuits, some involving substantial amounts. Management does not believe that the resolution of these lawsuits will have a material adverse impact on the financial position of the Company.


(7)    TREASURY STOCK
       During fiscal 1999, under a buy-back plan authorized by the Board of Directors to repurchase up to 600,000 shares of the Company's common stock, the Company repurchased 576,500 shares of its common stock for $4,194,378, at the market value of the stock on the purchase date. Additionally, in June 1999 and January 2000 the Board of Directors authorized additional buy backs of up to 500,000 shares of common stock each. In fiscal 2000, the Company repurchased 821,414 shares of its common stock for $6,417,782, at the market value of the stock at the purchase date. In October 2000, the Board of Directors authorized an additional buyback of up to 250,000 shares of common stock. In fiscal 2001, the Company repurchased 262,400 shares of its common stock for $1,419,141, at the market value of the stock at the purchase date. In fiscal 2004, 2003 and 2002, there were no repurchases.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2004, 2003 AND 2002


(8)    EMPLOYMENT AGREEMENTS

       In June 2004, an employment agreement was entered into with the President of the contract computer programming services subsidiary providing for an annual base salary and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company. This agreement is for a three-year term ending May 31, 2007 and provides for severance, in the event of termination, of a maximum of one year's salary. In the event of a change in control of the Corporation, the executive would be entitled to a severance payment of $250,000 times the remaining years in the contract term if certain profitability criteria are met.

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


(9)    UNAUDITED QUARTERLY FINANCIAL DATA
       The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2004 and 2003.


                                   (Amounts in Thousands, except Per Share Data)
                                                   Fiscal 2004
                                                   -----------
                                     First      Second       Third      Fourth
                                     -----      ------       -----      ------

       Revenues..................  $ 12,737    $ 12,997    $ 12,571    $ 13,421
       Gross Profit..............     2,864       2,981       2,667       2,953
       Net Income................       504         638         436         546
       Basic and Diluted Net
         Income per Common Share.  $   0.11    $   0.14    $   0.10    $   0.12



                                   (Amounts in Thousands, except Per Share Data)
                                                   Fiscal 2003
                                                   -----------
                                     First      Second       Third      Fourth
                                     -----      ------       -----      ------

       Revenues..................  $ 13,681    $ 13,859    $ 11,987    $ 12,916
       Gross Profit..............     2,981       3,078       2,564       2,801
       Net Income................       664         709         452         537
       Basic and Diluted Net
         Income per Common Share.  $   0.15    $   0.16    $   0.10    $   0.12


(10)   SUBSEQUENT EVENT
       On June 30, 2004, the Board of Directors of the Company announced that a regular quarterly cash dividend of $0.15 per share will be paid on July 30, 2004 to shareholders of record as of July 16, 2004. This dividend will amount to approximately $685,000 and will be paid from the Company's cash and marketable securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None

Item 9A. Procedures and Controls
         -----------------------

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

PART III

Item 10. Directors and Executive Officers of the Company.
         -----------------------------------------------

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
         ----------------------

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Stockholders.


Item 14. Principal Accountant Fees and Services.
         --------------------------------------

The information required by this Item 14 is incorporated by reference to the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules, and
         ------------------------------------------------------------------
         Reports on Form 8-K.
         -------------------

(a) The following documents are filed as part of this report:

    1. The financial statements as indicated in the index set forth on page 15.
    2. Financial statement schedule:
       Schedule supporting consolidated financial statements:       Page
                                                                    ----
          Schedule II - Valuation and Qualifying Accounts.........   32

Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

    3. Exhibits as listed in Exhibit Index on page 34.

(b)Reports on Form 8-K:   None


                           TSR, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at   Charged to
                                           Beginning     Cost and    Deductions/   Balance at
                                           of Period      Expense    Write-Offs   End of Period
                                           ---------      -------    ----------   -------------
              Year ended May 31, 2004:
       Allowance for doubtful accounts     $ 430,000     $    --      $    --       $ 430,000
                                           =========     ========     ========      =========

              Year ended May 31, 2003:
       Allowance for doubtful accounts     $ 430,000     $    --      $    --       $ 430,000
                                           =========     ========     ========      =========

              Year ended May 31, 2002:
       Allowance for doubtful accounts     $ 273,000     $200,000     $ 43,000      $ 430,000
                                           =========     ========     ========      =========

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.



By: /s/ J.F. Hughes
    -----------------------------
    J. F. Hughes, Chairman

Dated: August 19, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


    /s/ J.F. Hughes
    -------------------------------------------
    J. F. Hughes, President, Treasurer and
    Director



    /s/ John G. Sharkey
    -------------------------------------------
    John G. Sharkey, Vice President, Finance,
    Controller and Secretary



    /s/ Ernest G. Bago
    -------------------------------------------
    Ernest G. Bago, President, TSR Consulting
    Services, Inc. and Director



    /s/ John H. Hochuli, Jr
    -------------------------------------------
    John H. Hochuli, Jr., Director



    /s/ James J. Hill
    -------------------------------------------
    James J. Hill, Director



    /s/ Christopher Hughes
    -------------------------------------------
    Christopher Hughes, Director



    /s/ Robert A. Esernio
    -------------------------------------------
    Robert A. Esernio, Director


Dated: August 19, 2004

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2004

Exhibit                                                                           Sequential
Number                               EXHIBIT                                        Page #
------                                                                              ------
3.1    Articles of Incorporation for the Company, as amended. Incorporated by        N/A
       reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the
       Company for the fiscal year ended May 31, 1998.

3.2    Bylaws of the Company, as amended incorporated by reference to Exhibit        N/A
       3.2 to the Annual Report of Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

10.1   Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of        35
       June 1, 2004.

10.2   1997 Employee Stock Option Plan, incorporated by reference to Exhibit         N/A
       10.2 to the annual Report on Form 10-K filed by Company for the fiscal year ended May 31, 1997.

10.3   Form of Employee Stock Option Agreement, incorporated by reference to         N/A
       Exhibit 10.3 to the Annual report on Form 10-K filed by the Company for the fiscal year ended May 31, 1997.

10.4   Employment Agreement dated June 1, 2002 between the Company and Joseph F.     N/A
       Hughes, incorporated by reference to Exhibit 10:04 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 2002.

10.5   Revolving Credit Agreement dated October 6, 1997 among TSR Consulting         N/A
       Services, Inc., TSR, Inc., Catch/21 Enterprises Incorporated and the
       Chase Manhattan Bank, incorporated by reference to Exhibit 10.3 to the
       Quarterly Report on Form 10-Q filed by the Company for the quarter ended
       August 31, 1997.

10.6   Employment Agreement dated January 1, 2002 between the Company and John       N/A
       G. Sharkey incorporated by reference to Exhibit 10.1 to the Quarterly
       Report on Form 10-Q filed by the Company for the quarter ended February
       28, 2002.

21     List of Subsidiaries                                                          40

23.1   Consent of BDO Seidman, LLP                                                   41

23.2   Consent of KPMG LLP                                                           42

31.1   Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule         43
       13a-14

31.2   Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule     44
       13a-14

32.1   Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as           45
       adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as       46
       adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.