Form 10-Q
period 2004-08-31
TSR INC
filed 2004-10-01
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the period ended August 31, 2004


     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ___________



     Commission File Number:                        0-8656
                            ----------------------------------------------------



                                    TSR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-2635899
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                         400 Oser Avenue, Hauppauge, NY   11788
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


                               SHARES OUTSTANDING
                               ------------------
          4,568,012 shares of common stock, par value $.01 per share, as of September 30, 2004

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX




                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                     August 31, 2004 and May 31, 2004........................  3


                  Condensed Consolidated Statements of Income -
                     For the three months ended August 31, 2004 and 2003.....  4


                  Condensed Consolidated Statements of Cash Flows -
                     For the three months ended August 31, 2004 and 2003.....  5


                  Notes to Condensed Consolidated Financial Statements.......  6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 10


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.. 14


         Item 4.  Procedures and Controls.................................... 15




Part II.  Other Information.................................................. 15

         Item 6.  Exhibits and Reports on Form 8-K........................... 15




Signatures................................................................... 15

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        August 31,        May 31,
                                                                          2004             2004
                                                                      ------------     ------------
                                                                       (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents (Note 3) .........................     $  4,678,057     $  2,268,796
     Marketable securities (Note 5) .............................        5,982,033        6,498,839
     Accounts receivable (net of allowance for doubtful
         accounts of $430,000) ..................................        8,589,829        9,904,620
     Other receivables ..........................................           22,224           29,700
     Prepaid expenses ...........................................           23,847           38,918
     Prepaid and recoverable income taxes .......................            1,489           15,483
     Deferred income taxes ......................................          180,000          180,000
                                                                      ------------     ------------
         Total current assets ...................................       19,477,479       18,936,356

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $735,874 and $731,581) ....           22,530           24,001
Other assets ....................................................           49,893           84,893
Deferred income taxes ...........................................          148,000          143,000
Acquired client relationships, (net of accumulated amorization
     of $171,608 and $157,308) ..................................               --           14,300
                                                                      ------------     ------------
                                                                      $ 19,697,902     $ 19,202,550
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ................................     $    205,909     $    144,391
     Accrued expenses and other current liabilities .............        2,366,324        2,139,799
     Advances from customers ....................................        1,509,633        1,532,642
     Income taxes payable .......................................          465,428          143,553
                                                                      ------------     ------------
         Total current liabilities ..............................        4,547,294        3,960,385
                                                                      ------------     ------------

Minority Interest ...............................................           52,871           50,161
                                                                      ------------     ------------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized 1,000,000 shares;
         none issued ............................................               --               --
     Common stock, $.01 par value, authorized 25,000,000 shares;
         issued 6,228,326 and 6,204,326 shares ..................           62,283           62,283
     Additional paid-in capital .................................        5,071,427        5,079,027
     Retained earnings ..........................................       21,995,328       22,081,995
                                                                      ------------     ------------
                                                                        27,129,038       27,223,305
     Less: Treasury Stock, 1,660,314 shares, at cost ............       12,031,301       12,031,301
                                                                      ------------     ------------
                                                                        15,097,737       15,192,004
                                                                      ------------     ------------
                                                                      $ 19,697,902     $ 19,202,550
                                                                      ============     ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                   (UNAUDITED)




                                                                           Three Months Ended
                                                                                August 31,
                                                                      -----------------------------
                                                                          2004             2003
                                                                      ------------     ------------
Revenues, net ...................................................     $ 13,380,958     $ 12,736,819
Cost of sales ...................................................       10,453,598        9,872,859
Selling, general and administrative expenses ....................        1,866,570        1,986,542
                                                                      ------------     ------------
                                                                        12,320,168       11,859,401

Income from operations ..........................................        1,060,790          877,418

Other income (expense):
         Interest and dividend income ...........................           27,467           41,610
         Unrealized gain (loss) from marketable securities, net..           (5,012)           6,666
         Minority interest in subsidiary operating profits ......          (15,710)         (17,905)
                                                                      ------------     ------------

Income before income taxes ......................................        1,067,535          907,789
Provision for income taxes ......................................          469,000          404,000
                                                                      ------------     ------------

         Net income .............................................     $    598,535     $    503,789
                                                                      ============     ============

Basic and diluted net income per common share ...................     $       0.13     $       0.11
                                                                      ============     ============

Weighted average number of basic common shares outstanding ......        4,568,012        4,523,012
                                                                      ============     ============

Weighted average number of diluted common shares outstanding.....        4,569,476        4,530,841
                                                                      ============     ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                              Three Months
                                                                             Ended August 31,
                                                                      -----------------------------
                                                                          2004             2003
                                                                      ------------     ------------
Cash flows from operating activities:
     Net income .................................................     $    598,535     $    503,789
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization ..............................           18,593           21,618
     Stock based compensation expense ...........................           (7,600)          49,980
     Unrealized (gain) loss from marketable securities, net......            5,012           (6,666)
     Minority interest in subsidiary operating profits ..........           15,710           17,905
     Deferred income taxes ......................................           (5,000)              --

Changes in assets and liabilities:
     Accounts receivable ........................................        1,314,791          117,613
     Other receivables ..........................................            7,476           18,797
     Prepaid expenses ...........................................           15,071           13,201
     Prepaid and recoverable income taxes .......................           13,994           34,163
     Other assets ...............................................           35,000            1,151
     Accounts payable and accrued expenses ......................          288,043         (208,949)
     Income taxes payable .......................................          321,875          178,861
     Advances from customers ....................................          (23,009)         (78,929)
                                                                      ------------     ------------

Net cash provided by operating activities .......................        2,598,491          662,534
                                                                      ------------     ------------

Cash flows from investing activities:
     Proceeds from maturities and sales of
       marketable securities ....................................        3,485,944        7,953,190
     Purchases of marketable securities .........................       (2,974,150)        (995,050)
     Purchase of fixed assets ...................................           (2,822)          (1,767)
                                                                      ------------     ------------
Net cash provided by investing activities .......................          508,972        6,956,373
                                                                      ------------     ------------

Cash flows from financing activities
     Distribution to minority interest ..........................          (13,000)              --
     Proceeds from exercise of stock options ....................               --          696,938
     Cash dividends paid ........................................         (685,202)      (9,088,024)
                                                                      ------------     ------------

Net cash used in financing activities ...........................         (698,202)      (8,391,086)
                                                                      ------------     ------------

Net increase (decrease) in cash and cash equivalents ............        2,409,261         (772,179)
Cash and cash equivalents at beginning of period ................        2,268,796        5,063,098
                                                                      ------------     ------------

Cash and cash equivalents at end of period ......................     $  4,678,057     $  4,290,919
                                                                      ============     ============
Supplemental Disclosures:
     Income tax payments ........................................     $    138,000     $    159,000
                                                                      ============     ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2004, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2005. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2004.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 0 and 26,171 shares of common stock have been omitted from the calculations of diluted net income per common share for the three month periods ended August 31, 2004 and August 31, 2003, respectively, as their effect would have been antidilutive.

3.   Cash and Cash Equivalents
     -------------------------

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2004:

                    Cash in banks .......................  $  773,627
                    Money Market Funds ..................   3,904,430
                                                           ----------
                                                           $4,678,057
                                                           ==========

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2004
                                   (UNAUDITED)


5.   Marketable Securities
     ---------------------

     The Company accounts for its marketable securities in Accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities are less than one year), such securities have been classified as held-to -maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities are summarized as follows:

                                                                Gross          Gross
                                                             Unrealized      Unrealized
                                              Amortized        Holding        Holding         Recorded
                                                Cost            Gains          Losses           Value
                                            ------------    ------------    ------------    ------------
     United States Treasury Securities .... $  5,956,714              --              --       5,956,714
     Equity Securities ....................       28,287             750          (3,718)         25,319
                                            ------------    ------------    ------------    ------------
                                            $  5,985,001    $        750    $     (3,718)   $  5,982,033
                                            ============    ============    ============    ============

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2004
                                   (UNAUDITED)


6.   Stock Options
     -------------

     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 and 34,000 such outstanding options, all of which were vested, as of August 31, 2004 and 2003 respectively which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge for $49,980 in 2003 and will continue to adjust the compensation charge associated with these options through the earlier of their exercise, forfeiture or expiration dates.

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

                                                Quarter Ended August 31,
                                               -------------------------
                                                  2004           2003
                                               ----------     ----------
           Net income:
             As reported ..................... $  598,535     $  503,789
           Deduct: Total stock-based
           employee compensation expense
           determined under fair value
           method for all awards, net of
           minority interest and related
           tax effects .......................         --             --
           Add: Stock based employee
           compensation expense included
           in reported net income, net
           of related tax effect .............     (7,600)        49,980
                                               ----------     ----------

             Proforma net income ............. $  590,935     $  553,769
                                               ==========     ==========
           Basic net income per share:
             As reported ..................... $     0.13     $     0.11
                                               ==========     ==========

           Proforma SFAS123 .................. $     0.13     $     0.12
                                               ==========     ==========

There were no options granted in fiscal 2005 and 2004.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2004
                                   (UNAUDITED)





7.   Recent Accounting Pronouncements
     --------------------------------

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

Forward-Looking Statements
--------------------------

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, and the increase in customers moving IT operations offshore, and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2004 compared with three months ended August 31,
------------------------------------------------------------------------------
2003
----

                                                                       Three Months Ended
                                                                            August 31,
                                                                 (Dollar amounts in Thousands)

                                                                  2004                    2003
                                                          -------------------     -------------------
                                                                         %of                     % of
                                                           Amount      Revenues    Amount      Revenues
                                                          -------       -----     -------       -----
Revenues .........................................        $13,381       100.0     $12,737       100.0
Cost of sales ....................................         10,454        78.1       9,873        77.5
                                                          -------       -----     -------       -----
Gross profit .....................................          2,927        21.9       2,864        22.5

Selling, general, and administrative expenses.....          1,866        14.0       1,986        15.6
                                                          -------       -----     -------       -----
Income from operations ...........................          1,061         7.9         878         6.9

Other income .....................................              7         0.1          30         0.2
                                                          -------       -----     -------       -----
Income before income taxes .......................          1,068         8.0         908         7.1
Provision for income taxes .......................            469         3.5         404         3.1
                                                          -------       -----     -------       -----
Net income .......................................        $   599         4.5     $   504         4.0
                                                          =======       =====     =======       =====

                           TSR, INC. AND SUBSIDIARIES

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2004 increased $644,000 or 5.1% from the comparable period in fiscal 2004. During the current quarter, the Company experienced an increase in opportunities to place consultants on billing with existing clients. This led to an increase in the average number of consultants on billing with clients from 372 for the quarter ended August 31, 2003 to 385 for the quarter ended August 31, 2004. After the end of the quarter our largest customer cut back its IT budget for certain of its divisions, offsetting much of the gains made in consultants on billing during the quarter. However, the overall business trend with other customers has remained positive.

Cost of Sales
-------------

Cost of sales for the quarter ended August 31, 2004, increased $581,000 or 5.9% to $10,454,000 from $9,873,000 in the prior year period. This increase is primarily attributable to additional consultants on billing with customers.Cost of sales as a percentage of revenues increased from 77.5% in the quarter ended August 31, 2003 to 78.1% in the quarter ended August 31, 2004. This increase is primarily attributable to the increased costs resulting from a higher percentage of the consultants being direct employees of the Company instead of employees of subcontractors.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $120,000 or 6.0% from $1,986,000 in the quarter August 31, 2003 to $1,866,000 in the quarter ended August 31, 2004. This decrease was primarily attributable to reduced legal expenses and a reduced number of technical recruiters.

Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased by $14,000 to $27,000 due to lower interest rates and lower investable balances in the quarter ended August 31, 2004. Additionally, the Company had a net unrealized loss of $5,000 in the quarter ended August 31, 2004 versus a gain of $7,000 in the quarter ended August 31, 2003 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes
------------

The effective income tax rate of 43.9% for the quarter ended August 31, 2004 decreased from a rate of 44.5% in the quarter ended August 31, 2003.

                           TSR, INC. AND SUBSIDIARIES


Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At August 31, 2004, the Company had working capital of $14,930,000 and cash and cash equivalents of $4,678,000 as compared to working capital of $14,976,000 and cash and cash equivalents of $2,269,000 at May 31, 2004. The Company's working capital also included $5,982,000 and $6,499,000 of marketable securities at August 31, 2004 and May 31, 2004, respectively.

Net cash provided by operating activities of $2,598,000 for the three months ended August 31, 2004, compared to cash provided of $663,000 for the three months ended August 31, 2003. The cash provided by operating activities resulted primarily from the Company's net income and a decrease in accounts receivable. This decrease occurred due to increased collections from a major customer who had delayed payments at May 31, 2004.

Net cash provided by investing activities of $509,000 for the three months ended August 31, 2004 primarily resulted from allowing US Treasury Bills to mature without reinvesting all of the proceeds.

Net cash used in financing activities resulted primarily from the payment of a cash dividend of $685,000 and distributions to the minority interest of $13,000.

The Company's capital resource commitments at August 31, 2004 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2004. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of August 31, 2004, no amounts were outstanding under this line of credit.

                 Tabular Disclosure of Contractural Obligations
                 ----------------------------------------------

=====================================================================================================================
                                                           Payments Due By Period
=====================================================================================================================
                                                      LESS THAN 1                                         MORE THAN 5
CONTRACTURAL OBLIGATIONS                TOTAL             YEAR           1-3 YEARS        3-5 YEARS          YEARS
------------------------             ------------     ------------     ------------     ------------     ------------
Long-Term Debt..................               --               --               --               --               --
Capital Lease Obligations.......               --               --               --               --               --
Operating Leases................          551,000          339,000          212,000               --               --
Purchase Obligations............               --               --               --               --               --
Employment Agreements...........        2,066,000          793,000        1,273,000               --               --
Other Long-Term Liabilities.....
Reflected on the Registrant's...
Balance Sheet under GAAP........               --               --               --               --               --
                                     ------------     ------------     ------------     ------------     ------------
Total ..........................     $  2,617,000     $  1,132,000     $  1,485,000               --               --
                                     ============     ============     ============     ============     ============

                           TSR, INC. AND SUBSIDIARIES





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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2004 Annual Report on Form 10-K, as filed with the SEC. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through August 31, 2004, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.


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

           (b).  Reports on Form 8K:

                 -- On August 2, 2004 the Company filed a Form 8-K announcing financial results for the fourth quarter and fiscal year ended May 31, 2004.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TSR Inc.
                                 -----------------------------------------------
                                                 (Registrant)


Date:    October 1, 2004         /s/ J.F. Hughes
                                 -----------------------------------------------
                                 J.F. Hughes, Chairman, President and Treasurer


Date:    October 1, 2004         /s/ John G. Sharkey
                                 -----------------------------------------------
                                 John G. Sharkey, Vice President Finance