Form 10-Q
period 2004-11-30
TSR INC
filed 2005-01-04
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended November 30, 2004


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
[ ] Yes     [X]  No

                               SHARES OUTSTANDING
--------------------------------------------------------------------------------
           4,568,012 shares of common stock, par value $.01 per share, as of December 31, 2004


                                     Page 1
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:


         Item 1. Financial Statements:


                 Condensed Consolidated Balance Sheets -
                   November 30, 2004 and May 31, 2004........................ 3


                 Condensed Consolidated Statements of Income -
                   For the three months and six months ended November
                   30, 2004 and 2003......................................... 4


                 Condensed Consolidated Statements of Cash Flows -
                   For the six months ended November 30, 2004 and 2003....... 5


                 Notes to Condensed Consolidated Financial Statements........ 6


         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............. 9


         Item 3. Quantitative and Qualitative Disclosure About Market Risk...14


         Item 4. Procedures and Controls.....................................15


Part II. Other Information...................................................15

         Item 6.  Exhibits and Reports on Form 8-K...........................15

Signatures...................................................................15

Part I. Financial Information
        Item 1.  Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     November 30,     May 31,
ASSETS                                                                   2004          2004
                                                                     -----------   -----------
                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) ..........................   $ 4,250,596   $ 2,268,796
     Marketable securities (Note 5) ..............................     5,961,414     6,498,839
     Accounts receivable (net of allowance for
          doubtful accounts of $430,000) .........................     8,191,951     9,904,620
     Other receivables ...........................................        35,092        29,700
     Prepaid expenses ............................................        17,051        38,918
     Prepaid and recoverable income taxes ........................         3,545        15,483
     Deferred income taxes .......................................       180,000       180,000
                                                                     -----------   -----------
          Total current assets ...................................    18,639,649    18,936,356

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $739,774 and $731,581) .....        31,470        24,001
Other assets .....................................................        49,892        84,893
Deferred income taxes ............................................       148,000       143,000
Acquired client relationships, (net of accumulated amorization
      of $171,608 and $157,308) ..................................          --          14,300
                                                                     -----------   -----------
                                                                     $18,869,011   $19,202,550
                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables .................................   $   162,189   $   144,391
     Accrued expenses and other current liabilities ..............     1,982,435     2,139,799
     Advances from customers .....................................     1,489,415     1,532,642
     Income taxes payable ........................................       166,585       143,553
                                                                     -----------   -----------
          Total current liabilities ..............................     3,800,624     3,960,385
                                                                     -----------   -----------

Minority Interest ................................................        69,942        50,161
                                                                     -----------   -----------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued ..........................          --            --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 and 6,204,326 shares        62,283        62,283
     Additional paid-in capital ..................................     5,081,927     5,079,027
     Retained earnings ...........................................    21,885,536    22,081,995
                                                                     -----------   -----------
                                                                      27,029,746    27,223,305

     Less: Treasury Stock, 1,660,314 shares, at cost .............    12,031,301    12,031,301
                                                                     -----------   -----------
                                                                      14,998,445    15,192,004
                                                                     -----------   -----------

                                                                     $18,869,011   $19,202,550
                                                                     ===========   ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                    Three Months Ended               Six Months Ended
                                                                       November 30,                    November 30,
                                                                   2004            2003            2004            2003
                                                               ------------    ------------    ------------    ------------
Revenues, net ..............................................   $ 13,138,281    $ 12,996,626    $ 26,519,239    $ 25,733,445

Cost of  sales .............................................     10,231,397      10,016,017      20,684,995      19,888,876
Selling, general and administrative expenses ...............      1,906,599       1,889,646       3,773,169       3,876,188
                                                               ------------    ------------    ------------    ------------
                                                                 12,137,996      11,905,663      24,458,164      23,765,064
                                                               ------------    ------------    ------------    ------------

Income from  operations ....................................      1,000,285       1,090,963       2,061,075       1,968,381

Other income (expense):
     Interest and dividend  income .........................         34,012          24,656          61,479          66,266
     Realized and unrealized gain (loss) from marketable
       securities,  net ....................................          1,184           3,367          (3,828)         10,033
     Minority interest in subsidiary operating profits .....        (20,071)        (19,653)        (35,781)        (37,558)
                                                               ------------    ------------    ------------    ------------

Income before income taxes .................................      1,015,410       1,099,333       2,082,945       2,007,122
Provision  for income  taxes ...............................        440,000         461,000         909,000         865,000
                                                               ------------    ------------    ------------    ------------

    Net income .............................................   $    575,410    $    638,333    $  1,173,945    $  1,142,122
                                                               ============    ============    ============    ============

Basic and diluted net income per common share ..............   $       0.13    $       0.14    $       0.26    $       0.25
                                                               ============    ============    ============    ============

Weighted average number of basic common shares outstanding .      4,568,012       4,544,012       4,568,012       4,533,512
                                                               ============    ============    ============    ============

Weighted average number of diluted common shares outstanding      4,569,649       4,551,732       4,569,563       4,541,286
                                                               ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                   November 30,
                                                               2004            2003
                                                               ----            ----
Cash flows from operating activities:
     Net income ........................................   $  1,173,945    $  1,142,122
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization ..................         22,493          41,490
        Realized and unrealized loss (gain) from
          marketable securities, net ...................          3,828         (10,033)
        Stock based compensation expense ...............          2,900          43,520
        Minority interest in subsidiary operating profit         35,781          37,558
        Deferred income taxes ..........................         (5,000)           --

Changes in assets and liabilities:
          Accounts receivable ..........................      1,712,669        (132,261)
          Other receivables ............................         (5,392)         28,499
          Prepaid expenses .............................         21,867          20,756
          Prepaid and recoverable income taxes .........         11,938         (35,281)
          Other assets .................................         35,001           1,151
          Accounts payable and accrued expenses ........       (139,566)       (378,170)
          Income taxes payable .........................         23,032         (20,755)
          Advances from customers ......................        (43,227)       (217,273)
                                                           ------------    ------------

     Net cash provided by operating activities .........      2,850,269         521,323
                                                           ------------    ------------

Cash flows from investing activities:
        Proceeds from maturities and sales of
          marketable securities ........................      6,476,443      12,925,210
        Purchases of marketable securities .............     (5,942,846)     (2,984,810)
        Purchases of fixed assets ......................        (15,662)         (1,767)
                                                           ------------    ------------

    Net cash provided by investing activities ..........        517,935       9,938,633
                                                           ------------    ------------

Cash flows from financing activities:
       Distribution to minority interest ...............        (16,000)           --
       Proceeds from exercise of stock options .........           --           696,938
       Cash dividends paid .............................     (1,370,404)     (9,769,626)
                                                           ------------    ------------

    Net cash used in financing activities ..............     (1,386,404)     (9,072,688)
                                                           ------------    ------------

Net increase in cash and cash equivalents ..............      1,981,800       1,387,268
Cash and cash equivalents at beginning of period .......      2,268,796       5,063,098
                                                           ------------    ------------

Cash and cash equivalents at end of period .............   $  4,250,596    $  6,450,366
                                                           ============    ============

Supplemental Disclosures:
       Income tax payments .............................   $    879,000    $    921,000
                                                           ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the six months ended November 30, 2004, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2005. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2004.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 8,363 and 26,280; and 8,449 and 26,226 shares of common stock have been omitted from the calculations of diluted net income per common share for the three month and six month periods ended November 30, 2004 and November 30, 2003, respectively, as their effect would have been antidilutive.

3    Cash and Cash Equivalents
     -------------------------

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2004:

          Cash in banks...............................    $    429,150
          Money Market Funds..........................       3,821,446
                                                          ------------
                                                          $  4,250,596

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2004
                                   (UNAUDITED)


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


                                               Gross       Gross
                                            Unrealized  Unrealized
                                 Amortized    Holding     Holding      Recorded
                                   Cost        Gains      Losses        Value
                                   ----        -----      ------        -----

     United States Treasury
       Securities.............  $5,942,846       --           --       5,942,846

     Equity Securities........      16,866     1,702          --          18,568
                                ----------    ------    ---------    -----------
                                $5,959,712    $1,702    $            $ 5,961,414
                                ==========    ======    =========    ===========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2004
                                   (UNAUDITED)

6.   Stock Options
     -------------

     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 and 34,000 such outstanding options, all of which were vested, as of November 30, 2004 and 2003 respectively which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge (recovery) of $10,500 and $(6,460) for the three months ended November 30, 2004 and 2003 and $2,900 and $43,520 for the six months ended November 30, 2004 and 2003 and will continue to adjust the compensation charge associated with these options through the earlier of their exercise, forfeiture or expiration dates.

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

                                                Three Months Ended           Six Months Ended
                                                   November 30,                November 30,
                                                   ------------                ------------
                                                2004          2003          2004          2003
                                                ----          ----          ----          ----
Net income:
  As reported...........................     $  575,410    $  638,333    $1,173,945    $1,142,122
Deduct: Total stock-based  employee
compensation expense determined under
fair value method for all awards, net
of minority interest and related tax
effects.................................            --            --            --            --
Add:  Stock based employee
compensation expense (recovery)
included in reported net income, net
of related tax effect...................         10,500        (6,460)        2,900        43,520
                                             ----------    ----------    ----------    ----------
  Proforma net income...................     $  585,910    $  631,873    $1,176,845    $1,185,642
                                             ==========    ==========    ==========    ==========
Basic net income per share:
  As reported...........................     $     0.13    $     0.14    $     0.26    $     0.25
                                             ==========    ==========    ==========    ==========
Proforma................................     $     0.13    $     0.14    $     0.26    $     0.26
                                             ==========    ==========    ==========    ==========

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

Forward-Looking Statements
--------------------------

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process the increase in customers moving IT operations offshore, and uncertainty as to the operating results of the Company's new legacy system migration service and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2004 compared with three months ended November
------------------------------------------------------------------------------
30, 2003
--------

                                                 Three Months Ended
                                                     November 30,
                                            (Dollar amounts in Thousands)
                                              2004                  2003
                                              ----                  ----
                                                   % of                  % of
                                       Amount    Revenues    Amount    Revenues

Revenues ...........................  $ 13,138     100.0    $ 12,997     100.0
Cost of sales ......................    10,231      77.9      10,016      77.1
                                      --------    ------    --------    ------
Gross profit .......................     2,907      22.1       2,981      22.9

Selling, general, and
  administrative expenses...........     1,907      14.5       1,890      14.5
                                      --------    ------    --------    ------
Income from operations .............     1,000       7.6       1,091       8.4

Other income .......................        15       0.1           8       0.0
                                      --------    ------    --------    ------
Income before income taxes .........     1,015       7.7       1,099       8.4
Provision for income taxes .........       440       3.3         461       3.5
                                      --------    ------    --------    ------

Net income .........................  $    575       4.4    $    638       4.9
                                      ========    ======    ========    ======

                           TSR, INC. AND SUBSIDIARIES

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended November 30, 2004 increased $141,000 or 1.1% over the comparable period in fiscal 2004. At the beginning of the current quarter, the Company's largest customer, AT&T, cut back its IT budget for certain of its divisions, resulting in a reduction of approximately 20 consultants on billing. However, the overall business trend with other customers remained positive, causing the average number of consultants on billing with customers to remain at 389 for both the quarters ended November 30, 2004 and 2003. While approximately 100 consultants remain on billing with AT&T, we cannot predict the extent to which further reductions may take place.

Cost of Sales
-------------

Cost of sales for the quarter ended November 30, 2004, increased $215,000 or 2.1% to $10,231,000 from $10,016,000 in the prior year period. Cost of sales as a percentage of revenues increased from 77.1% in the quarter ended November 30, 2003 to 77.9% in the quarter ended November 30, 2004. These increases are primarily attributed to the increased costs resulting from a higher percentage of the consultants on billing being direct employees of the Company rather than employees of subcontractors and continued competitive market pressures on rates.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $17,000 or 0.9% from $1,890,000 in the quarter November 30, 2003 to $1,907,000 in the quarter ended November 30, 2004. This increase was primarily attributable to expenses of approximately $81,000 incurred in establishing the Company's new "Transformer" service offering. A decrease in legal expenses offset most of these additional expenses.

The Company is in the process of developing a new service, "Transformer", aimed at companies with large investments in legacy systems, which will use an automated process to transform the code of older legacy applications, in computer languages such as Fortran, into more modern, flexible applications that are less expensive to operate and maintain. The Company has begun to market the service to potential customers. While the Company believes that the new service offers the potential to generate revenues in the future, the Company cannot predict whether it will be successful in completing the development of, and marketing, this service or whether it will realize significant revenues from this service.

Other Income
------------

Other income resulted primarily from interest and dividend income, which increased by $9,000 to $34,000 due to higher interest rates in the quarter ended November 30, 2004. Additionally, the Company had a net unrealized gain of $3,000 in the quarter ended November 30, 2003 versus a gain of $5,000 in the quarter ended November 30, 2004 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The unrealized gain of $5,000 in the quarter ended November 30, 2004 was offset by a loss of $4,000 on the sale of marketable securities due to a merger.

Income Taxes
------------

The effective income tax rate of 43.3% for the quarter ended November 30, 2004 increased from a rate of 41.9% in the quarter ended November 30, 2003.

                           TSR, INC. AND SUBSIDIARIES


Six months ended November 30, 2004 compared with six months ended November 30,
------------------------------------------------------------------------------
2003
----

                                                     Six Months Ended
                                                       November 30,
                                              (Dollar amounts in Thousands)
                                               2004                  2003
                                               ----                  ----
                                                    % of                  % of
                                         Amount   Revenues    Amount    Revenues

Revenues ...........................   $ 26,519     100.0    $ 25,733     100.0
Cost of sales ......................     20,685      78.0      19,889      77.3
                                       --------    ------    --------    ------
Gross profit .......................      5,834      22.0       5,844      22.7


Selling, general, and administrative
  expenses .........................      3,773      14.2       3,876      15.1
                                       --------    ------    --------    ------
Income from operations .............      2,061       7.8       1,968       7.6

Other income .......................         22      --            39       0.2
                                       --------    ------    --------    ------
Income before income taxes .........      2,083       7.8       2,007       7.8
Provision for income taxes .........        909       3.4         865       3.4
                                       --------    ------    --------    ------
Net income .........................   $  1,174       4.4    $  1,142       4.4
                                       ========    ======    ========    ======

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the six months ended November 30, 2004 increased $786,000 or 3.1% from the comparable period in fiscal 2004. Increased opportunities to place consultants on billing with existing clients in the first quarter of the current six month period was partially offset by a budget reduction at the Company's largest client in the second quarter of the current period. This resulted in the average number of consultants on billing with clients increasing to 387 for the six months ended November 30, 2004 from 380 in the six months ended November 30, 2003.

Cost of Sales
-------------

Cost of sales for the six months ended November 30, 2004, increased $796,000 or 4.0% to $20,685,000 from $19,889,000 in the prior year period. Cost of sales as a percentage of revenues increased from 77.3% in the six months ended November 30, 2004 to 78.0% in the six months ended November 30, 2004. These increases are primarily attributable to utilizing a higher percentage of consultants as direct employees of the Company rather than employees of subcontractors and continued competitive market pressures on rates.

                           TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $103,000 or 2.7% from $3,876,000 in the six months ended November 30, 2003 to $3,773,000 in the six months ended November 30, 2004. This decrease was primarily attributable to decreased legal, technical recruiting and amortization expenses. The decrease in these expenses was offset to some extent by approximately $125,000 of expenses incurred in establishing the Company's new "Transformer" service offering.


Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased by $5,000 to $61,000 due to lower investable balances in the six months ended November 30, 2004. Additionally, the Company also had a net unrealized gain of $10,000 in the six months ended November 30, 2003 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The Company also had a realized loss of $4,000 in the six months ended November 30, 2004 from the sale of marketable securities due to a merger.

Income Taxes
------------

The effective income tax rate of 43.6% for the six months ended November 30, 2004 increased from a rate of 43.1% in the six months ended November 30, 2003.

                           TSR, INC. AND SUBSIDIARIES


Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At November 30, 2004, the Company had working capital of $14,839,000 and cash and cash equivalents of $4,251,000 as compared to working capital of $14,976,000 and cash and cash equivalents of $2,269,000 at May 31, 2004. The Company's working capital also included $5,961,000 and $6,499,000 of marketable securities at November 30, 2004 and May 31, 2004, respectively.

Net cash provided by operating activities of $2,850,000 for the six months ended November 30, 2004, compared to cash provided of $521,000 for the six months ended November 30, 2003. The cash provided by operating activities resulted primarily from the Company's net income and a decrease in accounts receivable. This decrease occurred due to increased collections from a major customer who had delayed payments due to administrative issues at May 31, 2004. All amounts outstanding at May 31, 2004 for this client have been collected.

Net cash provided by investing activities of $518,000 for the six months ended November 30, 2004 primarily resulted from allowing US Treasury Bills to mature without reinvesting all of the proceeds.

Net cash used in financing activities resulted primarily from the payment of a cash dividend of $1,370,000 and distributions to the minority interest of $16,000.

The Company's capital resource commitments at November 30, 2004 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2004. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of November 30, 2004, no amounts were outstanding under this line of credit.

                 Tabular Disclosure of Contractural Obligations

-----------------------------------------------------------------------------------------------------
                                                           Payments Due By Period
-----------------------------------------------------------------------------------------------------

      Contractural Obligations
      ------------------------                       LESS THAN                              MORE THAN
                                          TOTAL        1 YEAR     1-3 YEARS    3-5 YEARS     5 YEARS
                                          -----     ----------   ----------   ----------   ----------
Long-Term Debt.....................          --           --           --           --           --
Capital Lease Obligations..........          --           --           --           --           --
Operating Leases...................       476,000      308,000      168,000         --           --
Purchase Obligations...............          --           --           --           --           --
Employment Agreements..............     1,837,000      796,000    1,041,000         --           --
Other Long-Term Liabilities
 Reflected on the Registrant's
 Balance Sheet under GAAP..........          --           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Total..............................    $2,313,000   $1,104,000   $1,209,000   $     --     $     --
                                       ==========   ==========   ==========   ==========   ==========

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through November 30, 2004, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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

     (b). Reports on Form 8K: - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    TSR Inc.
                                                  (Registrant)


Date: January 3, 2005             /s/ J.F. Hughes
                                  ----------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer



Date: January 3, 2005             /s/ John G. Sharkey
                                  ----------------------------------------------
                                  John G. Sharkey, Vice President Finance