Form 10-Q
period 2005-02-28
TSR INC
filed 2005-04-05
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended February 28, 2005


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

                               SHARES OUTSTANDING
                               ------------------

4,568,012 shares of common stock, par value $.01 per share, as of March 31, 2005
--------------------------------------------------------------------------------

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:


Item 1.    Financial Statements:


           Condensed Consolidated Balance Sheets -
                February 28, 2005 and May 31, 2004..........................  3


           Condensed Consolidated Statements of Income -
                For the three months and nine months ended
                February 28, 2005 and 2004..................................  4


           Condensed Consolidated Statements of Cash Flows -
                For the nine months ended February 28, 2005 and 2004........  5


           Notes to Condensed Consolidated Financial Statements.............  6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  9


Item 3.    Quantitative and Qualitative Disclosure About Market Risk........ 14


Item 4.    Controls and Procedures.......................................... 15


Part II.   Other Information................................................ 15

Item 6.    Exhibits and Reports on Form 8-K................................. 15

Signatures.................................................................. 15

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                              February 28,     May 31,
                                                                        2004          2005
                                                                    -----------   -----------
                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) .........................   $ 4,385,419   $ 2,268,796
     Marketable securities (Note 5) .............................     5,948,143     6,498,839
     Accounts receivable (net of allowance for
          doubtful accounts of $430,000) ........................     7,708,989     9,904,620
     Other receivables ..........................................        37,460        29,700
     Prepaid expenses ...........................................        37,123        38,918
     Prepaid and recoverable income taxes .......................        13,795        15,483
     Deferred income taxes ......................................       180,000       180,000
                                                                    -----------   -----------
          Total current assets ..................................    18,310,929    18,936,356

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $744,002 and $731,581) ....        29,460        24,001
Other assets ....................................................        49,893        84,893
Deferred income taxes ...........................................       148,000       143,000
Acquired client relationships, (net of accumulated amorization
      of $171,608 and $157,308) .................................          --          14,300
                                                                    -----------   -----------
                                                                    $18,538,282   $19,202,550
                                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ................................   $   275,497   $   144,391
     Accrued expenses and other current liabilities .............     1,776,952     2,139,799
     Advances from customers ....................................     1,510,635     1,532,642
     Income taxes payable .......................................       178,835       143,553
                                                                    -----------   -----------
          Total current liabilities .............................     3,741,919     3,960,385
                                                                    -----------   -----------

Minority Interest ...............................................        22,134        50,161
                                                                    -----------   -----------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued .........................          --            --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 shares ............        62,283        62,283
     Additional paid-in capital .................................     5,090,627     5,079,027
     Retained earnings ..........................................    21,652,620    22,081,995
                                                                    -----------   -----------
                                                                     26,805,530    27,223,305
     Less: Treasury Stock, 1,660,314 shares, at cost ............    12,031,301    12,031,301
                                                                    -----------   -----------
                                                                     14,774,229    15,192,004
                                                                    -----------   -----------

                                                                    $18,538,282   $19,202,550
                                                                    ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
   FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                                   (UNAUDITED)

                                                                     Three Months Ended              Nine Months Ended
                                                                February 28,    February 29,    February 28,    February 29,
                                                                    2005            2004            2005            2004
                                                                ------------    ------------    ------------    ------------
Revenues, net ...............................................   $ 12,432,714    $ 12,570,591    $ 38,951,953    $ 38,304,036

Cost  of  sales .............................................      9,841,597       9,903,894      30,526,592      29,792,770

Selling, general and administrative expenses ................      1,856,245       1,925,110       5,629,414       5,801,298
                                                                ------------    ------------    ------------    ------------
                                                                  11,697,842      11,829,004      36,156,006      35,594,068
                                                                ------------    ------------    ------------    ------------

Income from  operations .....................................        734,872         741,587       2,795,947       2,709,968

Other income (expense):
     Interest and dividend income ...........................         49,076          25,774         110,555          92,040
     Realized and unrealized gain (loss) from marketable
         securities, net ....................................            704            (255)         (3,124)          9,778

     Minority interest in subsidiary operating profits ......        (13,367)        (13,863)        (49,148)        (51,421)
                                                                ------------    ------------    ------------    ------------

Income before income taxes ..................................        771,285         753,243       2,854,230       2,760,365

Provision  for income taxes .................................        319,000         317,000       1,228,000       1,182,000
                                                                ------------    ------------    ------------    ------------

  Net  income ...............................................   $    452,285    $    436,243    $  1,626,230    $  1,578,365
                                                                ============    ============    ============    ============

Basic and diluted net income per common share ...............   $       0.10    $       0.10    $       0.36    $       0.35
                                                                ============    ============    ============    ============

Weighted average number of basic common shares outstanding ..      4,568,012       4,548,012       4,568,012       4,538,345
                                                                ============    ============    ============    ============

Weighted average number of diluted common  shares outstanding      4,571,019       4,550,772       4,570,112       4,544,718
                                                                ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                              February 28,    February 29,
                                                                                  2005            2004
                                                                              ------------    ------------
Cash flows from operating activities:
     Net  income ..........................................................   $  1,626,230    $  1,578,365

Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation  and amortization ....................................         26,721          58,666

        Realized and unrealized loss (gain) from marketable securities, net          3,124          (9,778)

        Stock based compensation expense ..................................         11,600          80,100

        Minority interest in subsidiary operating profit ..................         49,148          51,421

        Deferred income taxes .............................................         (5,000)           --

Changes in assets and liabilities:
          Accounts receivable .............................................      2,195,631         446,990
          Other receivables ...............................................         (7,760)         31,996
          Prepaid expenses ................................................          1,795           9,640
          Prepaid and recoverable income taxes ............................          1,688         (36,005)
          Other assets ....................................................         35,000             911
          Accounts payable and accrued expenses ...........................       (231,741)       (207,847)
          Income taxes payable ............................................         35,282         (56,006)
          Advances from  customers ........................................        (22,007)       (240,954)
                                                                              ------------    ------------
     Net cash provided by operating activities ............................      3,719,711       1,707,499
                                                                              ------------    ------------

Cash flows from investing activities:
        Proceeds from maturities and sales of marketable securities .......      9,450,593      12,925,210
        Purchases of marketable securities ................................     (8,903,021)     (5,472,505)
        Purchases of fixed assets .........................................        (17,880)         (5,205)
                                                                              ------------    ------------

     Net cash provided by investing activities ............................        529,692       7,447,500
                                                                              ------------    ------------

Cash flows from financing activities:
        Distribution to minority  interest ................................        (77,175)        (57,644)
        Proceeds from exercise of stock options ...........................           --           829,688
        Cash dividends paid ...............................................     (2,055,605)    (10,451,228)
                                                                              ------------    ------------
    Net cash used in financing activities .................................     (2,132,780)     (9,679,184)
                                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents ......................      2,116,623        (524,185)
Cash and cash equivalents at beginning of period ..........................      2,268,796       5,063,098
                                                                              ------------    ------------

Cash and cash equivalents at end of period ................................   $  4,385,419    $  4,538,913
                                                                              ============    ============

Supplemental Disclosures:
       Income tax payments ................................................   $  1,196,000    $  1,274,000
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the nine months ended February 28, 2005, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2005. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2004.

2.   NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. Options covering 6,993 and 7,240; and 7,900 and 19,627 shares of common stock have been omitted from the calculations of diluted net income per common share for the three month and nine month periods ended February 28, 2005 and 2004, respectively, as their effect would have been antidilutive.

3    CASH AND CASH EQUIVALENTS

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2005:

          Cash in banks...............................      $   846,203
          Money Market Funds..........................        3,539,216
                                                            -----------
                                                            $ 4,385,419
                                                            ===========

4.   REVENUE RECOGNITION

     The Company's contract computer programming services are generally provided under time and materials agreements with customers. Accordingly, the Company recognizes such revenues as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services and credit balances from overpayments.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2005
                                   (UNAUDITED)


5.   MARKETABLE SECURITIES

     The Company accounts for its marketable securities in Accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities are less than one year), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities are summarized as follows:

                                                         Gross        Gross
                                                       Unrealized   Unrealized
                                 Amortized   Holding    Holding      Recorded
                                   Cost       Gains      Losses        Value

     United States Treasury
     Securities                 $5,928,871       --           --      5,928,871
     Equity Securities              16,866     2,406          --         19,272
                                ----------   -------   ----------   -----------

                                $5,945,737   $ 2,406   $      --    $ 5,948,143
                                ==========   =======   ==========   ===========

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of the revised SFAS No. 123 to have a material impact on its consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

7.   STOCK OPTIONS

     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of February 28, 2005 and 2004 respectively which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge of $8,700 and $36,580 for the three months ended February 28, 2005 and 2004 and $11,600 and $80,100 for the nine months ended February 28, 2005 and 2004 and will continue to adjust the compensation charge associated with these options through the earlier of their exercise, forfeiture or expiration dates.

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


                                                 Three Months Ended            Nine Months Ended
                                             February 28,   February 29,   February 28,   February 29,
                                                 2005           2004           2005           2004
                                             -----------    -----------    -----------    -----------
Net income:
  As reported............................    $   452,285    $   436,243    $ 1,626,230    $ 1,578,365
Deduct: Total stock-based  employee
compensation expense determined under
fair value method for all awards, net
of minority interest and related tax
effects..................................            --             --             --             --
Add:  Stock based employee
compensation expense included in
reported net income, net of related tax
effect...................................          8,700         36,580         11,600         80,100
  Proforma net income....................    $   460,985    $   472,823    $ 1,637,830    $ 1,658,465
                                             ===========    ===========    ===========    ===========
Basic net income per share:
  As reported............................    $      0.10    $      0.10    $      0.36    $      0.35
                                             ===========    ===========    ===========    ===========
Proforma.................................    $      0.10    $      0.10    $      0.36    $      0.37
                                             ===========    ===========    ===========    ===========

There were no options granted in fiscal 2005 and 2004.

PART I.  FINANCIAL INFORMATION
         ITEM 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, the increase in customers moving IT operations offshore, uncertainty as to the operating results of the Company's new legacy systems migration service and the impact of the change in pricing methodology of the Company's largest customer and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 2004

                                                      (Dollar amounts in Thousands)
                                                            Three Months Ended
                                                 February 28, 2005     February 29, 2004
                                                 -----------------     -----------------
                                                             % of                  % of
                                                 Amount    Revenues    Amount    Revenues
                                                 ------    --------    ------    --------
Revenues ....................................   $12,433      100.0    $12,571      100.0
Cost of sales ...............................     9,842       79.2      9,904       78.8
                                                -------    -------    -------    -------
Gross profit ................................     2,591       20.8      2,667       21.2

Selling, general, and administrative expenses     1,856       14.9      1,925       15.3
                                                -------    -------    -------    -------
Income from operations ......................       735        5.9        742        5.9

Other income ................................        36        0.3         11        0.1
                                                -------    -------    -------    -------
Income before income taxes ..................       771        6.2        753        6.0
Provision for income taxes ..................       319        2.6        317        2.5
                                                -------    -------    -------    -------
Net income ..................................   $   452        3.6    $   436        3.5
                                                =======    =======    =======    =======

                           TSR, INC. AND SUBSIDIARIES

REVENUES

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended February 28, 2005 decreased $138,000 or 1.1% from the comparable period in fiscal 2004. At the beginning of the current calendar year, the Company experienced more consultants not being extended on projects than were hired on new assignments causing the average number of consultants on billing with customers to decrease 4.1% from 389 for the quarter ending February 28, 2004 to 373 for the current quarter. A change in the business mix toward placing consultants with higher skill levels and therefore higher billing rates lessened the decrease in revenues and earnings.

The Company's largest customer, AT&T, which accounted for approximately 20% of revenues for the quarter, is changing its procurement practices and instituting a program under which it will only pay for consulting services on a cost (subject to a cap) plus basis. This change will reduce the amount the Company can bill for each consultant. It is expected that this change will significantly reduce revenues and gross profit from this client. The Company is currently discussing this change with the client and anticipates that the change will be implemented by the end of April, 2005.

COST OF SALES

Cost of sales for the quarter ended February 28, 2005, decreased $62,000 or 0.6% to $9,842,000 from $9,904,000 in the prior year period. Cost of sales as a percentage of revenues increased from 78.8% in the quarter ended February 29, 2004 to 79.2% in the quarter ended February 28, 2005. These increases are primarily attributed to the increased costs resulting from a higher percentage of the consultants on billing being direct employees of the Company rather than employees of subcontractors and continued competitive market pressures on rates and discounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $69,000 or 3.6% from $1,925,000 in the quarter February 29, 2004 to $1,856,000 in the quarter ended February 28, 2005. This decrease was primarily attributable to a decrease in legal expenses. Also, the decrease would have been higher except for $43,000 in expenses incurred in establishing the Company's new "Transformer" service offering.

The Company is in the process of developing a new service, "Transformer", aimed at companies with large investments in legacy systems, which will use an automated process to transform the code of older legacy applications into more modern, flexible applications that are less expensive to operate and maintain. The Company has begun to market the service to potential customers. The first transformation project has commenced for a data services provider in the brokerage industry. In performing this project, the Company will transform the major modules in a financial instruments pricing application from a dated architecture and programming language (FORTRAN) to a well structured object-oriented language (C++). While the Company believes that the new service offers the potential to generate revenues in the future, the Company cannot predict whether it will be successful in completing the development and marketing of this service or whether it will realize significant revenues from this service offering.

OTHER INCOME

Other income resulted primarily from interest and dividend income, which increased by $23,000 to $49,000 due to higher interest rates in the quarter ended February 28, 2005. Additionally, the Company had a net unrealized loss of $255 in the quarter ended February 29, 2004 versus a gain of $704 in the quarter ended February 28, 2005 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

INCOME TAXES

The effective income tax rate of 41.4% for the quarter ended February 28, 2005 decreased from a rate of 42.1% in the quarter ended February 29, 2004.

                           TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2005 compared with nine months ended February 29, 2004

                                             (Dollar amounts in Thousands)
                                                   Nine Months Ended

                                        February 28, 2005     February 29, 2004
                                        -----------------     -----------------
                                                    % of                  % of
                                        Amount    Revenues    Amount    Revenues
                                        ------    --------    ------    --------

Revenues                               $ 38,952     100.0    $ 38,304     100.0
Cost of sales                            30,527      78.4      29,793      77.8
                                       --------    ------    --------    ------
Gross profit                              8,425      21.6       8,511      22.2

Selling, general, and administrative
  expenses                                5,629      14.4       5,801      15.1
                                       --------    ------    --------    ------
Income from operations                    2,796       7.2       2,710       7.1

Other income                                 58       0.1          50       0.1
                                       --------    ------    --------    ------
Income before income taxes                2,854       7.3       2,760       7.2
Provision for income taxes                1,228       3.1       1,182       3.1
                                       --------    ------    --------    ------
Net income                             $  1,626       4.2    $  1,578       4.1
                                       ========    ======    ========    ======


REVENUES

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the nine months ended February 28, 2005 increased $648,000 or 1.7% from the comparable period in fiscal 2004. Increased opportunities to place consultants on billing with existing clients in the first quarter of the current nine month period was partially offset by a budget reduction at the Company's largest client in the second quarter of the current period and a less than expected rate of contract extensions in the third quarter of the current period. This resulted in the average number of consultants on billing with clients decreasing to 382 for the nine months ended February 28, 2005 from 384 in the nine months ended February 29, 2004. A change in business mix toward clients using consultants with higher level skill levels and therefore higher billing rates resulted in the revenue increase.

COST OF SALES

Cost of sales for the nine months ended February 28, 2005, increased $734,000 or 2.5% to $30,527,000 from $29,793,000 in the prior year period. Cost of sales as a percentage of revenues increased from 77.8% in the nine months ended February 29, 2004 to 78.4% in the nine months ended February 28, 2005. These increases are primarily attributable to utilizing a higher percentage of consultants as direct employees of the Company rather than employees of subcontractors and continued competitive market pressures on rates and discounts.

                           TSR, INC. AND SUBSIDIARIES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $172,000 or 3.0% from $5,801,000 in the nine months ended February 29, 2004 to $5,629,000 in the nine months ended February 28, 2005. This decrease was primarily attributable to decreased legal, technical recruiting and amortization expenses. The decrease in these expenses was offset to some extent by approximately $168,000 of expenses incurred in establishing the Company's new "Transformer" service offering.

The Company is in the process of developing a new service, "Transformer", aimed at companies with large investments in legacy systems, which will use an automated process to transform the code of older legacy applications into more modern, flexible applications that are less expensive to operate and maintain. The Company has begun to market the service to potential customers. The first transformation project has commenced for a data services provider in the brokerage industry. In performing this project, the Company will transform the major modules in a financial instruments pricing application from a dated architecture and programming language (FORTRAN) to a well structured object-oriented language (C++). While the Company believes that the new service offers the potential to generate revenues in the future, the Company cannot predict whether it will be successful in completing the development and marketing of this service or whether it will realize significant revenues from this service offering.

OTHER INCOME

Other income resulted primarily from interest and dividend income, which increased by $19,000 to $111,000 due to higher interest rates in the nine months ended February 28, 2005. Additionally, the Company also had a net unrealized gain of $10,000 in the nine months ended February 29, 2004 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The Company also had a realized loss of $4,000 in the nine months ended February 28, 2005 from the sale of marketable securities due to a merger.

INCOME TAXES

The effective income tax rate of 43.0% for the nine months ended February 28, 2005 increased from a rate of 42.8% in the nine months ended February 29, 2004.

                           TSR, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At February 28, 2005, the Company had working capital of $14,569,000 and cash and cash equivalents of $4,385,000 as compared to working capital of $14,976,000 and cash and cash equivalents of $2,269,000 at May 31, 2004. The Company's working capital also included $5,948,000 and $6,499,000 of marketable securities at February 28, 2005 and May 31, 2004, respectively.

Net cash provided by operating activities of $3,720,000 for the nine months ended February 28, 2005, compared to cash provided of $1,707,000 for the nine months ended February 29, 2004. The cash provided by operating activities resulted primarily from the Company's net income and a decrease in accounts receivable. This decrease occurred due to increased collections from a major customer who had delayed payments due to administrative issues at May 31, 2004. All amounts outstanding at May 31, 2004 for this client have been collected.

Net cash provided by investing activities of $530,000 for the nine months ended February 28, 2005 primarily resulted from allowing US Treasury Bills to mature without reinvesting all of the proceeds.

Net cash used in financing activities resulted primarily from the payment of a cash dividend of $2,056,000 and distributions to the minority interest of $77,000.

The Company's capital resource commitments at February 28, 2005 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2005. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of February 28, 2005, no amounts were outstanding under this line of credit.

                 TABULAR DISCLOSURE OF CONTRACTURAL OBLIGATIONS
                 ----------------------------------------------

                                                             Payments Due By Period
---------------------------------------------------------------------------------------------------------
     Contractural Obligations
     ------------------------                         LESS THAN                                MORE THAN
                                          TOTAL         1 YEAR      1-3 YEARS    3-5 YEARS      5 YEARS
                                       ----------    ----------    ----------    ----------    ----------
Long-Term Debt......................         --            --            --           --            --
Capital Lease Obligations...........         --            --            --           --            --
Operating Leases....................      388,000       245,000       143,000         --            --
Purchase Obligations................         --            --            --           --            --
Employment Agreements...............    1,640,000       779,000       861,000         --            --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP............         --            --            --           --            --
                                       ----------    ----------    ----------    ----------    ----------
Total...............................   $2,028,000    $1,024,000    $1,004,000    $    --       $    --
                                       ==========    ==========    ==========    ==========    ==========

                           TSR, INC. AND SUBSIDIARIES


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of the revised SFAS No. 123 to have a material impact on its consolidated financial statements.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS
We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through February 28, 2005, we have continued to generate net income. Accordingly, we have not determined that there has been an indication of impairment of any of our assets. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

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


                                                  TSR Inc.
                                                (Registrant)


Date: April 5, 2005              /s/ J.F. Hughes
                                 ---------------------------------------------
                                 J.F. Hughes, Chairman, President and Treasurer


Date: April 5, 2005              /s/ John G. Sharkey
                                 ---------------------------------------------
                                 John G. Sharkey, Vice President Finance