Form 10-K
period 2005-05-31
TSR INC
filed 2005-08-12
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 2005

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

                      400 Oser Avenue, Hauppauge, NY 11788
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number:  631-231-0333
                               --------------


Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                     ------
                                                                (Title of Class)


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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $6.85 at November 30, 2004 was $18,186,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2005 was 4,568,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2005 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.
         --------

General
-------

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies and state and local government agencies with significant technology budgets. In the year ended May 31, 2005, the Company provided IT staffing services to approximately 82 clients.

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

Beginning in May 2005, the Company's largest customer, Procurestaff, Ltd (end client AT&T), instituted a program under which the Company may only bill AT&T for services on a cost plus basis, with low allowances for the mark-ups. This change reduces the amount the Company can bill AT&T for each consultant. It is expected that this change will significantly reduce revenues and gross profit from this client.

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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices and is not currently hiring new account executives and technical recruiters and has not replaced account executives and technical recruiters who have left the Company. At these offices, as of May 31, 2005, the Company employed 12 persons who are responsible for recruiting technical personnel and 9 persons who are account executives. As of May 31, 2004 the Company had employed 10 technical personnel recruiters and 13 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 82 clients during the year ended May 31, 2005 as compared to 95 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2005, the Company had two clients which constituted more than 10% of consolidated revenues (Procurestaff Ltd., 22.2% and NYC Department of Education, 13.5%). Procurestaff Ltd. is a vendor management services provider. The majority of the revenue generated from Procurestaff Ltd. was from AT&T as the end client. Additionally, the Company's top ten clients accounted for 76% of consolidated revenues in fiscal 2005 and 73% in fiscal 2004. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the on the Internet, publishing weekly advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 12 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company's customers.

Other Services
--------------

The Company is in the process of developing a new service, "Transformer", aimed at companies with large investments in older applications known as legacy systems. This service will use an automated process to move these legacy systems from large mainframe computers, which are expensive to operate and maintain, to lower cost computer environments. The Company has begun to market the service to potential customers. The first transformation project for a data services provider in the brokerage industry was terminated due to an inability to automate a large portion of the work required to transform the application from the procedural language in which it was written (FORTRAN) to an object-oriented representation (C++). The Company now intends to focus its efforts on transformation of legacy data files to relational databases and replatforming of procedural languages, for which the Company's suite of proprietary software is better suited. The Company is evaluating this new focus to determine its potential to generate revenues in the future. The Company cannot predict whether it will be successful in completing the development and marketing of this service or whether it will realize significant revenues from this service offering.

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

Personnel
---------

As of June 30, 2005, the Company employs 280 people including its 3 executive officers. Of such employees 9 are engaged in sales, 12 are recruiters for programmers, 244 are technical and programming consultants, and 12 are in administration and clerical functions. None of the Company's employees belong to unions.

Item 2.  Properties.
         ----------

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2010, with annual rentals of approximately $70,000. This space is used as executive and administrative offices for the Company and the Company's operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires August, 2007) and Edison, New Jersey (lease expires August, 2008), with aggregate monthly rentals of approximately $20,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2005 and 2004:


                                              JUNE 1, 2004 - MAY 31, 2005
                                         1ST        2ND        3RD        4TH
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                       -------    -------    -------    -------

     High Sales Price................    7.35       7.12      10.49       8.09
     Low Sales Price.................    5.48       5.92       6.55       5.12

                                              JUNE 1, 2003 - MAY 31, 2004
                                         1ST        2ND        3RD        4TH
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                       -------    -------    -------    -------

     High Sales Price................   10.50       8.14       8.29       8.00

     Low Sales Price.................    5.84       6.25       6.51       6.10


There were 150 holders of record of the Company's Common Stock as of July 31, 2005. Additionally, the Company estimates that there were approximately 1,200 beneficial holders as of that date. On June 23, 2003, the Company declared a special, large nonrecurring dividend of $2.00 per share payable on July 28, 2003 to holders of record as of July 11, 2003. Additionally, the Company declared quarterly dividends of $0.15 during the fiscal years ended May 31, 2004 and 2005. The Company has not yet determined its dividend policy for fiscal 2006. While the Company expects to continue paying regular quarterly dividends, it may be necessary to adjust the dividend rate to reflect the impact on earnings of the previously disclosed rate reductions at the Company's largest client. There can be no assurance that the Company will continue to pay dividends.

Securities authorized for issuance under equity compensation plans.
-------------------------------------------------------------------

The following table provides information as of May 31, 2005 with respect to compensation plans (including individual compensation arrangements) under with equity securities of the Company are authorized for issuances:


                      Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------------------------
                              Number of securities to be      Weighted-average exercise       Number of securities remaining
                              issued upon exercise of         price of outstanding options,   available for future issuance under
                              outstanding options, warrants   warrants and rights             equity compensation plans (excluding
                               and rights                                                     securities reflected in column (a))
Plan Category                              (a)                             (b)                                 (c)
----------------------------- ------------------------------  ------------------------------  --------------------------------------
Equity compensation Plans
approved by security holders.             10,000                          $5.53                             549,950
----------------------------- ------------------------------  ------------------------------  --------------------------------------
Equity compensation
Plans not approved
by security holders                            0                              0                                   0
----------------------------- ------------------------------  ------------------------------  --------------------------------------
Total                                     10,000                          $5.53                             549,950
------------------------------------------------------------------------------------------------------------------------------------

Item 6.  Selected Financial Data.
         -----------------------

(Amounts in Thousands, Except Per Share Data)

                                                                        MAY 31,   May 31,   May 31,   May 31,   May 31,
                                                                         2005      2004      2003      2002      2001
                                                                         ----      ----      ----      ----      ----
Revenues ............................................................   $51,444   $51,725   $52,443   $59,455   $78,951

Income From Operations ..............................................     3,635     3,696     3,975     4,424     6,294

Net Income ..........................................................     2,145     2,124     2,362     2,708     3,858

Basic and Diluted Net Income Per Common Share .......................      0.47      0.47      0.53      0.61      0.86

Working Capital .....................................................    14,391    14,976    23,028    20,518    17,810

Total Assets ........................................................    18,531    19,203    27,852    25,597    23,284

Stockholders' Equity ................................................    14,589    15,192    23,258    20,896    18,187

Book Value Per Common Share .........................................      3.19      3.33      5.26      4.73      4.12

Unaudited Quarterly Financial Data
(Amounts in Thousands, except Per Share Data)

The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2005 and 2004.

                                                                     Fiscal 2005
                                                                     -----------
                                                         First     Second    Third    Fourth
                                                         -----     ------    -----    ------
Revenues ............................................   $13,381   $13,138   $12,433   $12,492

Gross Profit ........................................     2,927     2,907     2,591     2,720

Net Income ..........................................       599       575       452       519

Basic and Diluted Net Income
           per Common Share .........................   $  0.13   $  0.13   $  0.10   $  0.11


                                                                     Fiscal 2004
                                                                     -----------
                                                         First     Second    Third    Fourth
                                                         -----     ------    -----    ------

Revenues ............................................   $12,737   $12,997   $12,571   $13,421

Gross Profit ........................................     2,864     2,981     2,667     2,953

Net Income ..........................................       504       638       436       546

Basic and Diluted Net Income
           per Common Share .........................   $  0.11   $  0.14   $  0.10   $  0.12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that historical trends in operating results will continue in the future:

                                                                  YEAR ENDED MAY 31,
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
                                                      2005                2004                2003
                                                      ----                ----                ----
                                                          % OF                % of                % of
                                                 AMOUNT  REVENUE     Amount  Revenue     Amount  Revenue
                                                 ------  -------     ------  -------     ------  -------
Revenues ....................................   $51,444   100.0     $51,725   100.0     $52,443   100.0
Cost of Sales ...............................    40,299    78.3      40,261    77.8      41,019    78.2
                                                -------   -----     -------   -----     -------   -----
Gross Profit ................................    11,145    21.7      11,464    22.2      11,424    21.8
Selling, General, and Administrative Expenses    7, 510    14.6       7,768    15.0       7,450    14.2
                                                -------   -----     -------   -----     -------   -----
Income from Operations ......................     3,635     7.1       3,696     7.2       3,974     7.6

Other Income ................................       111     0.2          63     0.1         182     0.3
                                                -------   -----     -------   -----     -------   -----
Income Before Income Taxes ..................     3,746     7.3       3,759     7.3       4,156     7.9

Provision for Income Taxes ..................     1,601     3.1       1,635     3.2       1,794     3.4
                                                -------   -----     -------   -----     -------   -----
Net Income ..................................   $ 2,145     4.2     $ 2,124     4.1     $ 2,362     4.5
                                                =======   =====     =======   =====     =======   =====

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the fiscal year ended May 31, 2005 decreased $281,000 or 0.5% from fiscal 2004. Despite advances in the economic environment, IT spending levels continue to be reduced at many of our major customers, limiting opportunities to place new consultants on billing. The reduced spending levels have also decreased demand for placements, resulting in an overall decrease in the rates charged for computer programming services. Revenues have also been impacted by the increased use of offshore development companies, particularly in India, over the past few years to provide technology related work and projects. The average number of consultants on billing also decreased from approximately 383 for the year ended May 31, 2004 to 376 for the year ended May 31, 2005. During the fiscal year, the Company experienced periods of both increasing and decreasing numbers of consultants on billing, with the decrease coming in the second half of the fiscal year.

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

Revenues for fiscal 2004 decreased $718,000 from fiscal 2003. The economic environment decreased demand for placements, resulting in an overall decrease in the rates charged for computer programming services. The trend of an increasing number of customers using vendor management systems also had a negative impact on revenues.

Beginning in May 2005, the Company's largest customer, Procurestaff, Ltd (end client A&T), instituted a program under which the Company may only bill AT&T for services on a cost plus basis, with low allowances for the mark-ups. This change reduces the amount the Company can bill AT&T for each consultant. It is expected that this change will significantly reduce revenues and gross profit from this client.

Cost of Sales
-------------

Cost of sales increased by $38,000, in fiscal 2005 from fiscal 2004. Cost of sales as a percentage of revenues increased to 78.3% in fiscal 2005 from 77.8% in fiscal 2004. These increases are primarily attributed to utilizing a higher percentage of consultants as direct employees of the Company rather than employees of subcontractors and continued competitive market pressures on rates and discounts.

Fiscal 2004 cost of sales decreased $758,000, or 1.8%, compared to fiscal 2003. The decrease in costs resulted primarily from the decrease in amounts paid to technical personnel resulting primarily from the decrease in contract computer programming services revenues and from decreases in amounts paid to programmers.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $258,000, or 3.3%, from $7,768,000 in fiscal 2004 to $7,510,000 in fiscal 2005. This decrease was primarily attributed to decreased legal, selling, technical recruiting, and amortization expenses of $254,000, $144,000, $62,000 and $50,000 respectively. The decrease in these expenses was offset to some extent by approximately $300,000 of expenses incurred in establishing the Company's new "Transformer" service offering. See Item 1. Business.

Selling, general and administrative expenses increased $318,000 or 4.3% from $7,450,000 in fiscal 2003 to $7,768,000 in fiscal 2004. This increase was primarily attributed to increased legal and technical recruiting expenses of $170,000 and $127,000, respectively.

Other Income
------------

Fiscal 2005 other income resulted primarily from interest and dividend income of $178,000, which increased from the level realized in 2004 due to higher interest rates. The Company also had a realized loss of $4,000 from the sale of marketable securities due to a merger and an unrealized gain of $3,000 from marketable securities due to mark to marketable adjustments of its equity portfolio.

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

Income Taxes
------------

The effective income tax rate decreased to 42.7% in fiscal 2005 from 43.5% in fiscal 2004 because of lower state and local taxes.

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

At May 31, 2005, the Company had working capital of $14,391,000 and cash and cash equivalents of $2,571,000 as compared to working capital of $14,976,000 and cash and cash equivalents of $2,269,000 at May 31, 2004. The Company's working capital also included $7,908,000 and $6,499,000 of marketable securities at May 31, 2005 and 2004, respectively. The Company declared dividends at the rate of $0.15 per quarter for its 2005 fiscal year. This amounted to $2,741,000 for dividends in fiscal 2005. The dividends paid during the Company's 2005 fiscal year exceeded the Company's net income for its 2005 fiscal year by approximately $600,000. The Company had sufficient liquidity from its cash and cash equivalents to make up for this shortfall.

Net cash flow of $4,562,000 was provided by operations during fiscal 2005 as compared to $1,132,000 of net cash flow from in operations in fiscal 2004. The cash flow from operations for fiscal 2005 primarily resulted from net income of $2,145,000 and a reduction in accounts receivable of $2,395,000. The decrease in accounts receivable at May 31, 2005, is attributable primarily to improved collections from one major account which account carried higher balances at the previous year end due to delayed payments.

Net cash used in investing activities amounted to $1,435,000 for fiscal 2005, compared to $6,437,000 in net cash provided for fiscal 2004. The net cash flows used in investing activities in fiscal 2005 primarily resulted from the purchase of additional marketable securities. The net cash flows provided by investing activities in fiscal 2004 primarily resulted from the proceeds of maturities of marketable securities in excess of purchase of marketable securities.

Cash used in financing activities during the fiscal year ended May 31, 2005 resulted from cash dividends paid of $2,741,000 and a distribution of $83,000 to the minority interest. Cash used in financing activities during the fiscal year ended May 31, 2004 resulted primarily from cash dividends paid of $11,136,000.

The Company's capital resource commitments at May 31, 2005 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2005. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of May 31, 2005, no amounts were outstanding under this line of credit.


                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                                 Payments Due By Period
--------------------------------------------------------------------------------------------------------------------
          Contractual Obligations         Total     Less than 1 Year     1-3 Years    3-5 Years    More than 5 Years
          -----------------------         -----     ----------------     ---------    ---------    -----------------
Long-Term Debt......................          -               -                -            -                -
Capital Lease Obligations...........          -               -                -            -                -
Operating Leases....................    1,097,000         329,000          545,000      184,000           39,000
Purchase Obligations................         -                -                -            -                -
Employment Agreements...............    1,443,000         751,000          692,000          -                -
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP............         -                -                -            -                -
                                       ----------      ----------       ----------    ---------         --------
Total...............................   $2,540,000      $1,080,000       $1,237,000    $ 184,000         $ 39,000
                                       ==========      ==========       ==========    =========         ========

Impact of New Accounting Standards
----------------------------------

In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of the revised SFAS No. 123 to have a material impact on its consolidated financial statements.

Critical Accounting Policies
----------------------------

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

Dependence on Significant Relationships.

In the fiscal year, ended May 31, 2005, the Company's largest clients, Procurestaff Ltd. and the NYC Department of Education accounted for 22.2% and 13.5% of the Company's consolidated revenues, respectively. Procurestaff is a vendor management company and most of the revenues received from Procurestaff relate to a single customer, AT&T. See "Rapidly Changing Industry" below. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts, are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. The termination or significant reduction of its business relationship with any of its significant clients would have a material adverse effect on the Company's financial condition and results of operations.

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

Effect of Fluctuations in Economic Conditions

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. The Company attributes a significant portion of its decline in revenues to customers reducing their spending on IT projects as a result of the current economic environment. During fiscal 2005, the Company experienced periods of both increasing and decreasing numbers of consultants on billing, with the decrease coming in the second half of fiscal 2005. The Company cannot predict when economic conditions will improve and the demand for IT services will increase.

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


Item 8.  Financial Statements.
         --------------------



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

           Report of Independent Registered Public Accounting Firm........   16

           Consolidated Financial Statements:

           Consolidated Balance Sheets as of May 31, 2005 and 2004........   17

           Consolidated Statements of Income for the
                years ended May 31, 2005, 2004 and 2003...................   19

           Consolidated Statements of Stockholders' Equity
                for the years ended May 31, 2005, 2004 and 2003...........   20

           Consolidated Statements of Cash Flows for the
                years ended May 31, 2005, 2004 and 2003...................   21

           Notes to Consolidated Financial Statements.....................   22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2005. We have also audited the financial statement schedule for each of the three years in the period ended May 31, 2005 as listed on Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                   /s/ BDO SEIDMAN, LLP

Melville, New York
July 11, 2005

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2005 AND 2004

                                     ASSETS



                                                                     2005           2004
                                                                 ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents (note1 (d))  ...................   $  2,571,276   $  2,268,796
    Marketable securities (note 1 (e)) .......................      7,908,138      6,498,839
    Accounts receivable:
        Trade, net of allowance for doubtful accounts
          of $430,000 in 2005 and 2004 (note 1(f))  ..........      7,509,188      9,904,620
        Other ................................................         69,511         29,700
                                                                 ------------   ------------
                                                                    7,578,699      9,934,320

    Prepaid expenses .........................................         46,280         38,918
    Prepaid and recoverable income taxes .....................         15,403         15,483
    Deferred income taxes (note 2)  ..........................        180,000        180,000
                                                                 ------------   ------------

        TOTAL CURRENT ASSETS .................................     18,299,796     18,936,356
                                                                 ------------   ------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Equipment ................................................        247,801        446,148
    Furniture and fixtures ...................................        112,196        112,196
    Automobiles ..............................................        128,859        128,859
    Leasehold improvements ...................................         68,379         68,379
                                                                 ------------   ------------
                                                                      557,235        755,582

    Less accumulated depreciation and amortization ...........        524,142        731,581
                                                                 ------------   ------------
                                                                       33,093         24,001

OTHER ASSETS .................................................         49,893         84,893
DEFERRED INCOME TAXES (NOTE 2) ...............................        148,000        143,000
ACQUIRED CLIENT RELATIONSHIPS, NET OF ACCUMULATED
    AMORTIZATION OF $171,608 AND $157,308 ....................             --         14,300
                                                                 ------------   ------------
                                                                 $ 18,530,782   $ 19,202,550
                                                                 ============   ============

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                              MAY 31, 2005 AND 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     2005           2004
                                                                 ------------   ------------
CURRENT LIABILITIES:
    Accounts and other payables ..............................   $    216,031   $    144,391
    Accrued and other liabilities:
        Salaries, wages and commissions ......................      1,890,620      2,002,906
        Legal and professional fees ..........................         71,414        102,948
        Other ................................................         53,961         33,945
                                                                 ------------   ------------
                                                                    2,015,995      2,139,799

    Advances from customers ..................................      1,523,549      1,532,642
    Income taxes payable .....................................        152,966        143,553
                                                                 ------------   ------------

        TOTAL CURRENT LIABILITIES ............................      3,908,541      3,960,385
                                                                 ------------   ------------

MINORITY INTEREST ............................................         33,458         50,161

COMMITMENTS AND CONTINGENCIES (NOTES 5, 6 AND 8)

STOCKHOLDERS' EQUITY (NOTES 3 AND 8):
    Preferred stock, $1.00 par value,
        Authorized 1,000,000 shares; none issued .............             --             --
    Common stock, $.01 par value, authorized
        25,000,000 shares; issued 6,228,326 shares ...........         62,283         62,283
    Additional paid-in capital ...............................      5,071,727      5,079,027
    Retained earnings ........................................     21,486,074     22,081,995
                                                                 ------------   ------------
                                                                   26,620,084     27,223,305
    Less:  Treasury stock, 1,660,314 shares, at cost .........     12,031,301     12,031,301
                                                                 ------------   ------------

        TOTAL STOCKHOLDERS' EQUITY ...........................     14,588,783     15,192,004
                                                                 ------------   ------------

                                                                 $ 18,530,782   $ 19,202,550
                                                                 ============   ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED MAY 31, 2005, 2004 AND 2003



                                                                     2005           2004           2003
                                                                 ------------   ------------   ------------
REVENUES, NET ................................................   $ 51,444,681   $ 51,725,431   $ 52,443,160

COST OF SALES ................................................     40,299,450     40,260,847     41,018,719
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .................      7,510,112      7,768,138      7,449,831
                                                                 ------------   ------------   ------------
                                                                   47,809,562     48,028,985     48,468,550
                                                                 ------------   ------------   ------------

INCOME FROM OPERATIONS .......................................      3,635,119      3,696,446      3,974,610
                                                                 ------------   ------------   ------------

OTHER INCOME (EXPENSE):
    Interest and dividend income .............................        178,067        120,150        234,867
    Realized and unrealized gain (loss) from marketable
        securities, net ......................................           (828)         9,564         (5,620)
    Minority interest in subsidiary operating profits ........        (66,472)       (66,903)       (47,682)
                                                                 ------------   ------------   ------------

                                                                      110,767         62,811        181,565
                                                                 ------------   ------------   ------------

INCOME BEFORE INCOME TAXES ...................................      3,745,886      3,759,257      4,156,175

PROVISION FOR INCOME TAXES (NOTE 2) ..........................      1,601,000      1,635,000      1,794,000
                                                                 ------------   ------------   ------------

    NET INCOME ...............................................   $  2,144,886   $  2,124,257   $  2,362,175
                                                                 ============   ============   ============

BASIC NET INCOME PER COMMON SHARE ............................   $       0.47   $       0.47   $       0.53
                                                                 ============   ============   ============


WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING ...      4,568,012      4,545,762      4,418,012
                                                                 ============   ============   ============

DILUTED NET INCOME PER COMMON SHARE ..........................   $       0.47   $       0.47   $       0.53
                                                                 ============   ============   ============

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING..      4,569,966      4,550,939      4,418,012
                                                                 ============   ============   ============



See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 2005, 2004 AND 2003



                                            SHARES OF                    ADDITIONAL                                     TOTAL
                                             COMMON         COMMON        PAID-IN        RETAINED       TREASURY     STOCK-HOLDERS'
                                              STOCK         STOCK         CAPITAL        EARNINGS         STOCK         EQUITY
                                          ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT MAY 31, 2002 ...............      6,078,326   $     60,783   $  4,134,053   $ 28,731,992   $(12,031,301)  $ 20,895,527

NET INCOME ............................             --             --             --      2,362,175             --      2,362,175
                                          ------------   ------------   ------------   ------------   ------------   ------------

BALANCE AT MAY 31, 2003 ...............      6,078,326         60,783      4,134,053     31,094,167    (12,031,301)    23,257,702

NET INCOME ............................             --             --             --      2,124,257             --      2,124,257

EXERCISE OF STOCK OPTIONS
INCLUDING RELATED TAX BENEFIT .........        150,000          1,500        873,187             --             --        874,687

SPECIAL CASH DIVIDEND PAID ............             --             --             --     (9,088,024)            --     (9,088,024)

CASH DIVIDENDS PAID ...................             --             --             --     (2,048,405)            --     (2,048,405)

STOCK BASED COMPENSATION EXPENSE
(NOTE 1(N))  ..........................             --             --         71,787             --             --         71,787
                                          ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT MAY 31, 2004 ...............      6,228,326         62,283      5,079,027     22,081,995    (12,031,301)    15,192,004


NET INCOME ............................             --             --             --      2,144,886             --      2,144,886

CASH DIVIDENDS PAID ...................             --             --             --     (2,740,807)            --     (2,740,807)

STOCK BASED COMPENSATION EXPENSE
(RECOVERY) (NOTE1(N)) .................             --             --         (7,300)            --             --         (7,300)
                                          ------------   ------------   ------------   ------------   ------------   ------------

BALANCE AT MAY 31, 2005 ...............      6,228,326   $     62,283   $  5,071,727   $ 21,486,074   $(12,031,301)  $ 14,588,783
                                          ============   ============   ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2005, 2004 AND 2003


                                                                                2005            2004            2003
                                                                            ------------    ------------    ------------
Cash flows from operating activities:
    Net Income ..........................................................   $  2,144,886    $  2,124,257    $  2,362,175
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...................................         30,309          80,438         114,506
        Realized and unrealized loss (gain) from marketable
          securities, net ...............................................            828          (9,564)          5,620
        Deferred income tax benefit .....................................         (5,000)        (20,000)             --
        Minority interest in subsidiary operating profits ...............         66,472          66,903          47,682
        Stock based compensation expense (recovery) .....................         (7,300)         71,787              --
        Tax benefit from stock option exercises .........................             --          45,000              --
        Changes in operating assets and liabilities:
               Accounts receivable-trade ................................      2,395,432        (666,583)        893,542
               Other accounts receivable ................................        (39,811)         21,128          (1,009)
               Prepaid expenses .........................................         (7,362)            939          11,069
               Prepaid and recoverable income taxes .....................             80          45,256           8,618
               Other assets .............................................         35,000         (34,089)          1,378
               Accounts payable and accrued expenses ....................        (52,164)       (232,724)       (131,526)
               Advances from customers ..................................         (9,093)       (260,854)        (21,115)
               Income taxes payable .....................................          9,413         (99,428)          7,093
                                                                            ------------    ------------    ------------

    Net cash provided by operating activities ...........................      4,561,690       1,132,466       3,298,033
                                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities and sales of marketable securities .....     12,419,289      14,914,970      16,854,460
        Purchases of marketable securities ..............................    (13,829,416)     (8,455,071)    (20,867,719)
        Purchases of fixed assets .......................................        (25,101)        (22,281)         (6,214)
                                                                            ------------    ------------    ------------

    Net cash provided by (used in) investing activities .................     (1,435,228)      6,437,618      (4,019,473)
                                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Distribution to minority interest ...............................        (83,175)        (57,644)         (9,358)
        Cash dividends paid .............................................     (2,740,807)    (11,136,429)             --
        Proceeds from exercise of stock options .........................             --         829,687              --
                                                                            ------------    ------------    ------------

    Net cash used in financing activities ...............................     (2,823,982)    (10,364,386)         (9,358)
                                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................        302,480      (2,794,302)       (730,798)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........................      2,268,796       5,063,098       5,793,896
                                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ................................   $  2,571,276    $  2,268,796    $  5,063,098
                                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid ...................................................   $  1,597,000    $  1,664,000    $  1,778,000
                                                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2005, 2004 AND 2003

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  BUSINESS AND NATURE OF OPERATIONS
     TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2005, two customers accounted for more than 10% of the Company's revenues, constituting 22.2% and 13.5% of revenues, respectively. In fiscal 2004, two customers accounted for more than 10% of the Company's revenues, constituting 25.5% and 15.0% of revenues respectively. In fiscal 2003, two customers accounted for more than 10% of the Company's revenues, constituting 20.7% and 19.6% of revenues, respectively. The accounts receivable associated with the Company's largest customer was $1,360,000, $2,377,000 and $2,402,000 at May 31, 2005, 2004
     and 2003, respectively. The accounts receivable associated with the Company's second largest customer was $666,000, $2,253,000 and $1,740,000 at May 31, 2005, 2004, and 2003, respectively. The Company operates in one business segment, computer programming services.

(B)  PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)  REVENUE RECOGNITION
     The Company's contract computer programming services are generally provided under time and materials arrangements with its customers. Accordingly, such revenues are recognized as services are provided. Advances from customers represent amounts received from customers prior to the Company's completion of the related services and credit balances from overpayments.

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

(D)  CASH AND CASH EQUIVALENTS
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2005 and 2004:

                                      2005         2004
                                      ----         ----

          Cash in banks ........   $  294,237   $  570,003
          Money Market Funds ...    2,277,039    1,199,988
          US Treasury Securities         --        498,805
                                   ----------   ----------
                                   $2,571,276   $2,268,796
                                   ==========   ==========

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2005, 2004 AND 2003

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

                                                            Gross         Gross
                                                          Unrealized    Unrealized
                                             Amortized     Holding       Holding     Recorded
                                               Cost         Gains        Losses        Value
                                               ----         -----        ------        -----
     2005: US TREASURY SECURITIES ....      $7,886,570      $   --       $   --      $7,886,570

           EQUITY SECURITIES .........          16,866        4,702          --          21,568
                                            ----------      -------      -------     ----------
                                            $7,903,436      $ 4,702      $   --      $7,908,138
                                            ==========      =======      =======     ==========


     2004: US Treasury securities ....      $6,468,508      $   --       $   --      $6,468,508

               Equity securities .....          28,287        5,974       (3,930)        30,331
                                            ----------      -------      --------    ----------
                                            $6,496,795      $ 5,974      $(3,930)    $6,498,839
                                            ==========      =======      ========    ==========

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

(G)  DEPRECIATION AND AMORTIZATION
     Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

          Equipment.....................     3 years
          Furniture and fixtures........     3 years
          Automobiles...................     3 years
          Leasehold improvements........     Lesser of lease term or useful life

(H)  NET INCOME PER COMMON SHARE
     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any. Antidilutive stock options aggregating 0, 0, and 160,000 shares and have been omitted from the calculation of diluted net income per common share for the fiscal year ended May 31, 2005, 2004 and 2003, respectively.

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


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2005, 2004 AND 2003

(J)  FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the financial statements approximate fair value because of the short-term maturities of these instruments. The fair value of marketable securities is based upon quoted market values at May 31, 2005.

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

(M)  COMPREHENSIVE INCOME
     The Company's net income equaled comprehensive income in fiscal 2005, 2004 and 2003.

(N)  STOCK OPTIONS

     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of May 31, 2005 and 2004 which are now subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge of $71,787 for the 2004 fiscal year and a net recovery of $7,300 for fiscal 2005 and will continue to record such charges, or recoveries associated with the value of the stock underlying these options through the earlier of their exercise, forfeiture or expiration dates.

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

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2005, 2004 AND 2003

                                                           Year Ended May 31,
                                                           ------------------

                                                    2005          2004          2003
                                                    ----          ----          ----

     Net income:
     As reported.............................    $2,144,886    $2,124,257    $2,362,175
     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value method for all awards, net
     of minority interest and related tax
     effects.................................           --            --        (12,175)

     Add:  Stock-based employee compensation
     expense (recovery) included in reported
     net income, net of related tax effect...        (7,300)       71,787           --
                                                 ----------    ----------    ----------
       Proforma net income...................    $2,137,586    $2,196,044    $2,350,000
                                                 ==========    ==========    ==========
     Basic and diluted net income per share:
       As reported..........................     $     0.47    $     0.47    $     0.53
                                                 ==========    ==========    ==========
       Proforma SFAS 123....................     $     0.47    $     0.48    $     0.53
                                                 ==========    ==========    ==========

     There were no options granted in fiscal 2005, 2004 and 2003.

(O)  IMPACT OF NEW ACCOUNTING STANDARDS
     In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of the revised SFAS No. 123 to have a material impact on its consolidated financial statements.

(P)  CREDIT RISK
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash equivalents with financial institutions and brokerage houses. The Company has substantially all of its cash in three bank accounts. The balances are insured by FDIC up to $100,000. Such cash balances, at times, may exceed FDIC limits. The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts. The Company has not experienced losses in any such accounts. The Company's accounts receivables represent approximately 50 accounts with open balances of which, the top 2 customers, as a percentage of revenue, consisted of 18% and 9% of the net accounts receivable balance at May 31, 2005, respectively.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2005, 2004 AND 2003


(2)  INCOME TAXES
     A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2005, 2004, and 2003 to the reported amounts is as follows:

                                                          2005                   2004                   2003
                                                   AMOUNT        %        Amount        %        Amount        %
                                                   ------       ---       ------       ---       ------       ---
     Amounts at statutory federal tax rate.      $1,274,000    34.0%    $1,278,000    34.0%    $1,413,000    34.0%
     State and local taxes, net of
       federal income tax effect...........         317,000     8.5        341,000     9.1        334,000      8.0
     Non-deductible expenses, and other....          10,000     0.2         16,000     0.4         47,000      1.2
                                                 ----------    ----     ----------    ----     ----------     ----
                                                 $1,601,000    42.7%    $1,635,000    43.5%    $1,794,000     43.2%
                                                 ==========    ====     ==========    ====     ==========     ====

     The components of the provision for income taxes are as follows:

                                      Federal         State         Total
                                      -------         -----         -----

     2005: CURRENT ..............   $ 1,126,000    $   480,000   $ 1,606,000
               DEFERRED .........        (5,000)          --          (5,000)
                                    -----------    -----------   -----------
                                    $ 1,121,000    $   480,000   $ 1,601,000
                                    ===========    ===========   ===========

     2004: Current ..............   $ 1,139,000    $   516,000   $ 1,655,000
               Deferred .........       (20,000)          --         (20,000)
                                    -----------    -----------   -----------
                                    $ 1,119,000    $   516,000   $ 1,635,000
                                    ===========    ===========   ===========

     2003: Current ..............   $ 1,288,000    $   506,000   $ 1,794,000
               Deferred .........          --             --            --
                                    -----------    -----------   -----------
                                    $ 1,288,000    $   506,000   $ 1,794,000
                                    ===========    ===========   ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2005 and 2004 are as follows: 2005 2004 ---- ----

          Allowance for doubtful accounts receivable .....   $180,000   $180,000
          Equipment and leasehold improvement
                  Depreciation and amortization ..........     89,000     89,000

          Acquired client relationships ..................     59,000     54,000
                                                             --------   --------

                     Total deferred income tax assets ....   $328,000   $323,000
                                                             ========   ========

     The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2005, 2004 AND 2003

(3)  STOCK OPTIONS
     The 1997 Employee Stock Option Plan provides for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options are exercisable as determined on the date of the grant and expire on the fifth anniversary of the date of grant. There are 559,950 shares of common stock which remain reserved for issuance under the Plan.

                                                   STOCK OPTIONS OUTSTANDING

                                                                        WEIGHTED
                                                           EXERCISE      AVERAGE
                                                SHARES       PRICE        PRICE
                                                ------       -----        -----

     Outstanding at May 31, 2002...........    190,000     $   5.53     $   5.53
     Options forfeited.....................    (30,000)        5.53         5.53
                                              --------     --------     --------
     Outstanding at May 31, 2003...........    160,000         5.53         5.53

     Options exercised ....................   (150,000)        5.53         5.53
                                                           --------     --------
     OUTSTANDING AT MAY 31, 2004 AND 2005..     10,000     $   5.53     $   5.53
                                              ========     ========     ========
     Exercisable at May 31, 2004 and 2005..     10,000     $   5.53     $   5.53
                                              ========     ========     ========




(4)  LINE OF CREDIT
     The Company has an available line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of May 31, 2005, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance. The Company intends to renew this facility on or before its current expiration.


(5)  COMMITMENTS AND CONTINGENCIES
     A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2005 follows:

                   PERIOD                 AMOUNT
                   ------                 ------

               Less than
               1 year..............    $  329,000
               1-3 years...........       545,000
               3-5 years...........       184,000
               Over 5 years........        39,000
                                       ----------
                   Total...........    $1,097,000


     Total rent expenses under all lease agreements amounted to $369,000, $347,000 and $357,000 in fiscal 2005, 2004 and 2003.

     From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the financial position of the Company.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2005, 2004 AND 2003


(6)  EMPLOYMENT AGREEMENTS
     In June 2004, an employment agreement was entered into with the President of the contract computer programming services subsidiary providing for an annual base salary and additional incentive compensation based upon a formula which is agreed upon from time to time and is currently based on the profitability of the Company. This agreement is for a three-year term ending May 31, 2007 and provides for severance, in the event of termination, of a maximum of one year's salary. In the event of a change in control of the Corporation, the executive would be entitled to a severance payment of $250,000 times the remaining years in the contract term if certain profitability criteria are met.

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


(7)  UNAUDITED QUARTERLY FINANCIAL DATA
     The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2005 and 2004.


                                   (Amounts in Thousands, except Per Share Data)
                                                  Fiscal 2005
                                                  -----------

                                      First     Second    Third     Fourth
                                      -----     ------    -----     ------

     Revenues ....................   $13,381   $13,138   $12,433   $12,492

     Gross Profit ................     2,927     2,907     2,591     2,720

     Net Income ..................       599       575       452       519

     Basic and Diluted Net Income
       per Common Share ..........   $  0.13   $  0.13   $  0.10   $  0.11


                                   (Amounts in Thousands, except Per Share Data)
                                                  Fiscal 2004
                                                  -----------

                                      First     Second    Third     Fourth
                                      -----     ------    -----     ------

     Revenues ....................   $12,737   $12,997   $12,571   $13,421

     Gross Profit ................     2,864     2,981     2,667     2,953

     Net Income ..................       504       638       436       546

     Basic and Diluted Net Income
       per Common Share ..........   $  0.11   $  0.14   $  0.10   $  0.12


(8)  SUBSEQUENT EVENT
     On June 28, 2005, the Board of Directors of the Company announced that a regular quarterly cash dividend of $0.15 per share will be paid on July 30, 2005 to shareholders of record as of July 16, 2005. This dividend will amount to approximately $685,000 and will be paid from the Company's cash and marketable securities.

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

Item 9B. Other Information
         -----------------

None

PART III

Item 10. Directors and Executive Officers of the Company.
         -----------------------------------------------

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
         ----------------------

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

The information required by this Item 14 is incorporated by reference to the Company's definitive proxy statement in connection with the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statements, Financial Statement Schedules, and
          ------------------------------------------------------------------
          Reports on Form 8-K.
          -------------------

(a)  The following documents are filed as part of this report:

          1. The financial statements as indicated in the index set forth on page 15.
          2.   Financial statement schedule:
               Schedule supporting consolidated financial statements:       Page
                                                                            ----
                  Schedule II - Valuation and Qualifying Accounts ........   30

     Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

          3.   Exhibits as listed in Exhibit Index on page 32.

(b)  Reports on Form 8-K: None


                           TSR, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at   Charged to
                                           Beginning     Cost and   Deductions/    Balance at
                                           of Period     Expense    Write-Offs    End of Period
             Year ended May 31, 2005:
     Allowance for doubtful accounts....   $ 430,000     $   --      $    --        $ 430,000
                                           ========      =======     ========       =========

             Year ended May 31, 2004:
     Allowance for doubtful accounts....   $ 430,000     $   --      $    --        $ 430,000
                                           =========     =======     ========       =========

             Year ended May 31, 2003:
     Allowance for doubtful accounts....   $ 430,000     $   --      $    --        $ 430,000
                                           =========     =======     ========       =========

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.



By:  /s/ J.F. Hughes
     ----------------------------
     J. F. Hughes, Chairman

Dated: August 12, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     /s/ J.F. Hughes
     -----------------------------------
     J. F. Hughes, President, Treasurer and Director



     /s/ John G. Sharkey
     -----------------------------------
     John G. Sharkey, Vice President, Finance, Controller and Secretary



     /s/ Ernest G. Bago
     -----------------------------------
     Ernest G. Bago, President, TSR Consulting Services, Inc. and Director



     /s/ John H. Hochuli, Jr
     -----------------------------------
     John H. Hochuli, Jr., Director



     /s/ James J. Hill
     -----------------------------------
     James J. Hill, Director



     /s/ Christopher Hughes
     -----------------------------------
     Christopher Hughes, Director



     /s/ Robert A. Esernio
     -----------------------------------
     Robert A. Esernio, Director


     /s/ Raymond A. Roel
     -----------------------------------
     Raymond A. Roel, Director


Dated: August 12, 2005

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2005



     Exhibit                                                          Sequential
                                                                      ----------
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

10.1   Employment Agreement between TSR, Inc. and Ernest G. Bago, dated as of June 1, 2004. Incorporated by reference to
       Exhibit 10.1 to the Annual Report on Form 10-K filed by the
       Corporation for the fiscal year ended May 31, 2004.                N/A

10.2   1997 Employee Stock Option Plan, incorporated by reference to Exhibit 10.2 to the annual Report on Form 10-K filed by
       Company for the fiscal year ended May 31, 1997.                    N/A

10.3   Form of Employee Stock Option Agreement, incorporated by
       reference to Exhibit 10.3 to the Annual report on Form 10-K
       filed by the Company for the fiscal year ended May 31, 1997.       N/A

10.4   Employment Agreement dated June 1, 2002 between the Company and Joseph F. Hughes, incorporated by reference to Exhibit
       N/A 10:04 to the Annual Report on Form 10-K filed by the
       Company for the fiscal year ended May 31, 2002.                    N/A

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

10.6   Employment Agreement dated June 1, 2005 between the Company and John G. Sharkey incorporated by reference to Exhibit
       10.1 to the Report on Form 8-K filed by the Company on July
       26, 2005.                                                          N/A

21     List of Subsidiaries                                                33

23.1   Consent of BDO Seidman, LLP                                         34

31.1   Certification by J.F. Hughes Pursuant to Securities Exchange
       Act Rule 13a-14                                                     35

31.2   Certification by John G. Sharkey Pursuant to Securities
       Exchange Act Rule 13a-14                                            36

32.1   Certification of J.F. Hughes Pursuant to 18 U.S.C. Section
       1350, as adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.                                         37

32.2   Certification of John G. Sharkey Pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.                                         38