Form 10-Q
period 2005-08-31
TSR INC
filed 2005-09-29
CIK 98338

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

                     For the period ended August 31, 2005


          [_]        Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                     For the transition period from       to
                                                    -----    -----


      Commission File Number:           0-8656
                              --------------------------

                                    TSR, Inc.

             (Exact name of registrant as specified in its charter)

                Delaware                                     13-2635899
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

                               SHARES OUTSTANDING
                               ------------------

          4,568,012 shares of common stock, par value $.01 per share,
          -----------------------------------------------------------
                            as of September 30, 2005
                            ------------------------

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX





                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:


     Item 1.    Financial Statements:


                Condensed Consolidated Balance Sheets -
                     August 31, 2005 and May 31, 2005..........................3


                Condensed Consolidated Statements of Income -
                     For the three months ended August 31, 2005 and 2004.......4


                Condensed Consolidated Statements of Cash Flows -
                     For the three months ended August 31, 2005 and 2004.......5


                Notes to Condensed Consolidated Financial Statements...........6


     Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................10


     Item 3.    Quantitative and Qualitative Disclosure About Market Risk.....14


     Item 4.    Controls and Procedures.......................................15


Part II.  Other Information...................................................15

     Item 6.  Exhibits........................................................15

Signatures....................................................................15

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          August 31,       May 31,
ASSETS                                                                       2005           2005
                                                                         ------------   ------------
                                                                          (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) ..............................   $  2,167,437   $  2,571,276
     Marketable securities (Note 5) ..................................      7,896,191      7,908,138
     Accounts receivable (net of allowance for
          doubtful accounts of $405,000 and 430,000) .................      7,982,681      7,509,188
     Other receivables ...............................................         71,217         69,511
     Prepaid expenses ................................................         32,890         46,280
     Prepaid and recoverable income taxes ............................         37,420         15,403
     Deferred income taxes ...........................................        172,000        180,000
                                                                         ------------   ------------
          Total current assets .......................................     18,359,836     18,299,796

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $529,169 and $524,142) .........         37,872         33,093
Other assets .........................................................         49,893         49,893
Deferred income taxes ................................................        148,000        148,000
                                                                         ------------   ------------

                                                                         $ 18,595,601   $ 18,530,782
                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables .....................................   $    215,508   $    216,031
     Accrued expenses and other current liabilities ..................      2,078,982      2,015,995
     Advances from customers .........................................      1,509,913      1,523,549
     Income taxes payable ............................................        374,350        152,966
                                                                         ------------   ------------
          Total current liabilities ..................................      4,178,753      3,908,541
                                                                         ------------   ------------

Minority Interest ....................................................         39,404         33,458
                                                                         ------------   ------------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued ..............................           --             --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 shares .................         62,283         62,283
     Additional paid-in capital ......................................      5,071,727      5,071,727
     Retained earnings ...............................................     21,274,735     21,486,074
                                                                         ------------   ------------

                                                                           26,408,745     26,620,084
     Less: Treasury stock, 1,660,314 shares, at cost .................     12,031,301     12,031,301
                                                                         ------------   ------------
                                                                           14,377,444     14,588,783
                                                                         ------------   ------------

                                                                         $ 18,595,601   $ 18,530,782
                                                                         ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   August 31,
                                                                             2005              2004
                                                                         ------------      ------------
Revenues,  net .....................................................     $ 12,464,701      $ 13,380,958

Cost  of  sales ....................................................        9,939,448        10,453,598
Selling, general and administrative expenses .......................        1,740,602         1,866,570
                                                                         ------------      ------------
                                                                           11,680,050        12,320,168

Income from  operations ............................................          784,651         1,060,790

Other income (expense):
         Interest and  dividend  income ............................           78,149            27,467
         Unrealized gain (loss) from marketable securities, net ....             (992)           (5,012)
         Minority interest in subsidiary operating profits .........          (24,945)          (15,710)
                                                                         ------------      ------------

Income  before income taxes ........................................          836,863         1,067,535
Provision for income  taxes ........................................          363,000           469,000
                                                                         ------------      ------------

         Net  income ...............................................     $    473,863      $    598,535
                                                                         ============      ============

Basic and diluted net income per common share ......................     $       0.10      $       0.13
                                                                         ============      ============

Weighted average number of basic common shares outstanding .........        4,568,012         4,568,012
                                                                         ============      ============

Weighted average number of diluted common shares outstanding .......        4,568,012         4,569,476
                                                                         ============      ============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      August 31,
                                                                                2005              2004
                                                                            ------------      ------------
Cash flows from operating activities:
       Net income .....................................................     $    473,863      $    598,535
       Adjustments to reconcile net income
            to net cash provided by operating activities:
       Depreciation and  amortization .................................            5,028            18,593
       Stock  based  compensation  expense  (recovery) ................             --              (7,600)
       Unrealized (gain) loss from marketable securities, net .........              992             5,012
       Minority interest in subsidiary operating profits ..............           24,945            15,710
       Deferred income tax benefit ....................................            8,000            (5,000)
       Recovery of bad debt expense ...................................          (25,000)             --

Changes in assets and liabilities:
       Accounts receivable - trade ....................................         (448,493)        1,314,791
       Other receivables ..............................................           (1,706)            7,476
       Prepaid expenses ...............................................           13,390            15,071
       Prepaid and recoverable income taxes ...........................          (22,017)           13,994
       Other assets ...................................................             --              35,000
       Accounts payable and accrued expenses ..........................           62,464           288,043
       Income taxes payable ...........................................          221,384           321,875
       Advances from customers ........................................          (13,636)          (23,009)
                                                                            ------------      ------------

Net cash provided by operating activities .............................          299,214         2,598,491
                                                                            ------------      ------------

Cash flows from investing activities:
       Proceeds from maturities and sales of marketable securities ....        2,960,175         3,485,944
       Purchases of marketable securities .............................       (2,949,220)       (2,974,150)
       Purchase of fixed assets .......................................           (9,806)           (2,822)
                                                                            ------------      ------------

Net cash provided by investing activities .............................            1,149           508,972
                                                                            ------------      ------------

Cash flows from financing activities
       Distribution to minority interest ..............................          (19,000)          (13,000)
       Cash dividends paid ............................................         (685,202)         (685,202)
                                                                            ------------      ------------
Net cash used in financing activities .................................         (704,202)         (689,202)
                                                                            ------------      ------------
Net increase (decrease) in cash and cash equivalents ..................         (403,839)        2,409,261
Cash and cash equivalents at beginning of period ......................        2,571,276         2,268,796
                                                                            ------------      ------------
Cash and cash equivalents at end of period ............................     $  2,167,437      $  4,678,057
                                                                            ============      ============
Supplemental Disclosures:
       Income tax payments ............................................     $    156,000      $    138,000
                                                                            ============      ============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------
     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2005, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2006. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2005.

2.   Net Income Per Common Share
     ---------------------------
     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. No options on shares of common stock have been omitted from the calculations of diluted net income per common share for the three month periods ended August 31, 2005 and August 31, 2004, respectively, because their effect would have been antidilutive.

3.   Cash and Cash Equivalents
     -------------------------
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2005:

                      Cash in banks ...................  $    154,522
                      Money Market Funds ..............     2,012,915
                                                         ------------
                                                         $  2,167,437
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

     Effective March 1, 2002, the Company adopted Emerging Issues Task Force
     (EITF) Issue 01-14 "Income Statement of Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." Accordingly, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue. Prior to adoption of EITF Issue 01-14 the Company characterized such amounts as a reduction of cost of sales.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2005
                                   (UNAUDITED)


5.   Marketable Securities
     ---------------------
     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities are mostly less than one year), such securities have been classified as held-to -maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities are summarized as follows:

                                                             Gross        Gross
                                                           Unrealized   Unrealized
                                              Amortized     Holding      Holding      Recorded
                                                 Cost        Gains        Losses       Value
                                              ----------   ----------   ----------   ----------
     United States Treasury Securities ....   $7,875,615         --           --      7,875,615
     Equity Securities ....................       16,866        3,710         --         20,576
                                              ----------   ----------   ----------   ----------

                                              $7,892,481   $    3,710   $     --     $7,896,191
                                              ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2005
                                   (UNAUDITED)


6.   Stock Options
     -------------
     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of August 31, 2004 which were subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation recovery of $7,600 in the quarter ended August 31, 2004. These options expired in June, 2005.

     The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. All options granted under the plan had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. However, as a result of the large nonrecurring cash dividend, the remaining outstanding 10,000 options were treated as variable options until their expiration in June, 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                                              Quarter Ended August 31,
                                                                2005           2004
                                                            ------------   ------------
          Net income:
            As reported .................................   $    473,863   $    598,535

          Deduct: Total stock-based  employee
          compensation expense determined under fair
          value method for all awards, net of
          minority interest and related tax effects .....           --             --

          Add:  Stock based employee compensation
          expense recovery included in reported net
          income, net of related tax effect .............           --             --

            Proforma net income .........................           --           (7,600)
                                                            ------------   ------------
                                                            $    473,863   $    590,935
                                                            ============   ============

          Basic net income per share:
            As reported .................................   $       0.10   $       0.13
                                                            ============   ============
            Proforma SFAS123 ............................   $       0.10   $       0.13
                                                            ============   ============

There were no options granted in fiscal 2006 and 2005.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2005
                                   (UNAUDITED)




7.   Recent Accounting Pronouncements
     --------------------------------
     In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does expect the adoption of the revised SFAS No. 123 to have a material impact on its consolidated financial statements.

PART I.  FINANCIAL INFORMATION
         ITEM 2.
                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements
--------------------------
Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, the increase in customers moving IT operations offshore, uncertainty as to the operating results of the Company's new legacy application migration service and the impact of the changes in pricing methodology of the Company's largest customer and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------
The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2005 compared with three months ended August 31,
------------------------------------------------------------------------------
2004
----

                                                                Three Months Ended
                                                                     August 31,
                                                           (Dollar amounts in Thousands)
                                                            2005                  2004
                                                            ----                  ----
                                                                  % of                  % of
                                                      Amount    Revenues    Amount    Revenues
                                                     --------   --------   --------   --------
Revenues .........................................   $ 12,465      100.0   $ 13,381      100.0
Cost of sales ....................................      9,939       79.7     10,454       78.1
                                                     --------   --------   --------   --------
Gross profit .....................................      2,526       20.3      2,927       21.9

Selling, general, and administrative expenses ....      1,741       14.0      1,866       14.0
                                                     --------   --------   --------   --------
Income from operations ...........................        785        6.3      1,061        7.9
Other income .....................................         52        0.4          7        0.1
                                                     --------   --------   --------   --------
Income before income taxes .......................        837        6.7      1,068        8.0
Provision for income taxes .......................        363        2.9        469        3.5
                                                     --------   --------   --------   --------
Net income .......................................   $    474        3.8   $    599        4.5
                                                     ========   ========   ========   ========

                           TSR, INC. AND SUBSIDIARIES

Revenues
--------
Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2005 decreased $916,000 or 6.8% from the comparable period in fiscal 2005. The decline in revenues resulted primarily from a decrease in the average number of consultants on billing with clients from 385 for the quarter ended August 31, 2004 to 349 for the quarter ended August 31, 2005. Additionally, revenues decreased as a result of the impact of a full quarter of the previously announced price reduction by the Company's largest customer.

Cost of Sales
-------------
Cost of sales for the quarter ended August 31, 2005, decreased $514,000 or 4.9% to $9,939,000 from $10,454,000 in the prior year period. This decrease is primarily attributable to fewer consultants on billing with customers. Cost of sales as a percentage of revenues increased from 78.1% in the quarter ended August 31, 2004 to 79.7% in the quarter ended August 31, 2005. This increase is primarily attributable to the decreased revenues resulting from the impact of a full quarter of the previously announced price reduction by the Company's largest customer. This change in pricing methodology, which provides for pricing on a "cost plus" basis, reduced revenues while not allowing offsetting cost reductions.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $125,000 or 6.7% from $1,866,000 in the quarter August 31, 2004 to $1,741,000 in the quarter ended August 31, 2005. This decrease was primarily attributable to reduced selling expenses resulting from a reduced number of account executives.

During the past year, the Company has been in the process of developing a new service, "Transformer", aimed at converting legacy systems that run on large main-frame computers to lower cost computer environments. To date, the Company has not been successful in marketing this service, which the Company believes has been caused, in part, by Corporate Information Officers focusing on projects that meet more immediate needs rather than longer term requirements. Accordingly, the Company has determined to put this effort on hold, although it may renew its efforts in the future.

Income from Operations
----------------------
Income from operations decreased $276,000 or 26.0% from $1,061,000 in the quarter ended August 31, 2004 to $785,000 in the quarter ended August 31, 2005. The decrease in income from operations was primarily attributable to the impact of a full quarter of the previously announced price reduction by the Company's largest customer. This change in pricing methodology reduced revenues while not allowing offsetting cost reductions, resulting in a greater percentage decline in net income than in revenues.

Other Income
------------
Other income resulted primarily from interest and dividend income, which increased by $51,000 to $78,000 due to higher interest rates in the quarter ended August 31, 2005. Additionally, the Company had a net unrealized loss of $1,000 in the quarter ended August 31, 2005 versus a loss of $5,000 in the quarter ended August 31, 2004 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes
------------
The effective income tax rate of 43.4% for the quarter ended August 31, 2005 decreased from a rate of 43.9% in the quarter ended August 31, 2004.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At August 31, 2005, the Company had working capital of $14,181,000 and cash and cash equivalents of $2,167,000 as compared to working capital of $14,391,000 and cash and cash equivalents of $2,571,000 at May 31, 2005. The Company's working capital also included $7,896,000 and $7,908,000 of marketable securities at August 31, 2005 and May 31, 2005, respectively.

Net cash provided by operating activities of $299,000 for the three months ended August 31, 2005, compared to cash provided of $2,598,000 for the three months ended August 31, 2004. The cash provided by operating activities resulted primarily from the Company's net income. The cash provided by operating activities for the three months ending August 31, 2004 resulted primarily from a decrease in accounts receivable due to collections of amounts due from a major customer who had delayed payments at May 31, 2004.

Net cash provided by investing activities of $1,000 for the three months ended August 31, 2005 primarily resulted from reinvesting all of the proceeds of maturing US Treasury Securities.

Net cash used in financing activities resulted primarily from the payment of a cash dividend of $685,000 related to the fourth quarter of fiscal 2005 and distributions to the minority interest of $19,000. The Board of Directors has reduced the quarterly cash dividend for fiscal 2006 from $0.15 to $0.08 per share. This will reduce the cash outlay for the dividend by $320,000 per quarter.

The Company's capital resource commitments at August 31, 2005 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2005. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. The Company is in process of negotiating a renewal of this line of credit with the bank. As of August 31, 2005, no amounts were outstanding under this line of credit.

                 Tabular Disclosure of Contractural Obligations
                 ----------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                     Payments Due By Period
---------------------------------------------------------------------------------------------------------------
         Contractural Obligations                              LESS THAN                              MORE THAN
         ------------------------                  TOTAL        1 YEAR     1-3 YEARS    3-5 YEARS      5 YEARS
                                                 ----------   ----------   ----------   ----------   ----------
Long-Term Debt ...............................         --           --           --           --           --
Capital Lease Obligations ....................         --           --           --           --           --
Operating Leases .............................    1,008,000      310,000      530,000      149,000       19,000
Purchase Obligations .........................         --           --           --           --           --
Employment Agreements ........................    1,910,000      828,000      819,000      263,000         --
Other Long-Term Liabilities Reflected on
the Registrant's Balance Sheet under GAAP ....         --           --           --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
Total ........................................   $2,918,000   $1,138,000   $1,349,000   $  412,000   $   19,000
                                                 ==========   ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
--------------------------------

      In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for shared based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of the revised SFAS No. 123 to have a material impact on its consolidated financial statements.

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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2005 Annual Report on Form 10-K, as filed with the SEC. The Company believes that the following accounting policies require the application of management's most difficult, subjective or complex judgments:

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


Part II.   Other Information

Item 6.    Exhibits
           --------

           (a). Exhibit 10.1 - Consulting Agreement between TSR, Inc. and Ernest G. Bago dated September 30, 2005

                  Exhibit 31.1 - Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopt pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                  TSR Inc.
                                  (Registrant)


Date:      September 29, 2005     /s/ J.F. Hughes
                                  ----------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer



Date:      September 29, 2005     /s/ John G. Sharkey
                                  ----------------------------------------------
                                  John G. Sharkey, Vice President Finance