Form 10-Q
period 2005-11-30
TSR INC
filed 2006-01-09
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               __________________

                                    FORM 10-Q
                               __________________


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the period ended November 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes   [X] No


                               SHARES OUTSTANDING
                               ------------------
           4,568,012 shares of common stock, par value $.01 per share,
           -----------------------------------------------------------
                             as of December 31, 2005
                             -----------------------

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX





                                                                           Page
                                                                          Number
Part I.   Financial Information:                                          ------


          Item 1.  Financial Statements:


                   Condensed Consolidated Balance Sheets -
                       November 30, 2005 and May 31, 2005....................  3


                   Condensed Consolidated Statements of Income -
                       For the three months and six months ended
                       November 30, 2005 and 2004............................  4


                   Condensed Consolidated Statements of Cash Flows -
                       For the six months ended November 30, 2005 and 2004...  5


                   Notes to Condensed Consolidated Financial Statements......  6


          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...................  9


          Item 3.  Quantitative and Qualitative Disclosure About Market Risk. 15


          Item 4.  Controls and Procedures................................... 16




Part II.  Other Information.................................................. 16

          Item 6.  Exhibits.................................................. 16



Signatures................................................................... 16

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS


                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     November 30,      May 31,
                                                                                         2005           2005
                                                                                     ------------   ------------
                                                                                      (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents (Note 3) ..........................................   $  1,999,376   $  2,571,276
     Marketable securities (Note 5) ..............................................      7,394,254      7,908,138
     Accounts receivable (net of allowance for doubtful accounts
         of $380,000 and 430,000) ................................................      8,123,531      7,509,188
     Other receivables ...........................................................         84,070         69,511
     Prepaid expenses ............................................................         25,296         46,280
     Prepaid and recoverable income taxes ........................................         45,420         15,403
     Deferred income taxes .......................................................        160,000        180,000
                                                                                     ------------   ------------
         Total current assets ....................................................     17,831,947     18,299,796

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $534,702 and $524,142)......................         38,317         33,093
Other assets .....................................................................         49,653         49,893
Deferred income taxes ............................................................        111,000        148,000
                                                                                     ------------   ------------
                                                                                     $ 18,030,917   $ 18,530,782
                                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables .................................................   $    164,251   $    216,031
     Accrued expenses and other current liabilities ..............................      1,703,856      2,015,995
     Advances from customers .....................................................      1,502,259      1,523,549
     Income taxes payable ........................................................        102,350        152,966
                                                                                     ------------   ------------
         Total current liabilities ...............................................      3,472,716      3,908,541
                                                                                     ------------   ------------

Minority Interest ................................................................         62,326         33,458
                                                                                     ------------   ------------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized 1,000,000 shares;
         none issued .............................................................             --             --
     Common stock, $.01 par value, authorized 25,000,000 shares;
         issued 6,228,326 shares .................................................         62,283         62,283
     Additional paid-in capital ..................................................      5,071,727      5,071,727
     Retained earnings ...........................................................     21,393,166     21,486,074
                                                                                     ------------   ------------
                                                                                       26,527,176     26,620,084
     Less: Treasury stock, 1,660,314 shares, at cost .............................     12,031,301     12,031,301
                                                                                     ------------   ------------
                                                                                       14,495,875     14,588,783
                                                                                     ------------   ------------
                                                                                     $ 18,030,917   $ 18,530,782
                                                                                     ============   ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)



                                                                          Three Months Ended                Six Months Ended
                                                                              November 30,                    November 30,
                                                                      ----------------------------    ----------------------------
                                                                          2005            2004            2005            2004
                                                                      ------------    ------------    ------------    ------------
Revenues, net .....................................................   $ 11,829,402    $ 13,138,281    $ 24,294,103    $ 26,519,239

Cost of sales .....................................................      9,459,779      10,231,397      19,399,227      20,684,995

Selling, general and administrative expenses ......................      1,601,046       1,906,599       3,341,648       3,773,169
                                                                      ------------    ------------    ------------    ------------

                                                                        11,060,825      12,137,996      22,740,875      24,458,164
                                                                      ------------    ------------    ------------    ------------

Income from  operations ...........................................        768,577       1,000,285       1,553,228       2,061,075


Other income (expense):
     Interest and dividend  income ................................         83,450          34,012         161,599          61,479
     Realized and unrealized gain (loss) from marketable
         securities, net ..........................................            768           1,184            (224)         (3,828)
     Minority interest in subsidiary  operating profits ...........        (22,923)        (20,071)        (47,868)        (35,781)
                                                                      ------------    ------------    ------------    ------------

Income before income taxes ........................................        829,872       1,015,410       1,666,735       2,082,945
Provision  for income taxes .......................................        346,000         440,000         709,000         909,000
                                                                      ------------    ------------    ------------    ------------

     Net  income ..................................................   $    483,872    $    575,410    $    957,735    $  1,173,945
                                                                      ============    ============    ============    ============

Basic and diluted net income per common share .....................   $       0.11    $       0.13    $       0.21    $       0.26
                                                                      ============    ============    ============    ============

Weighted average number of basic common shares outstanding ........      4,568,012       4,568,012       4,568,012       4,568,012
                                                                      ============    ============    ============    ============

Weighted average number of diluted common shares outstanding ......      4,568,012       4,569,649       4,568,012       4,569,563
                                                                      ============    ============    ============    ============





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                                                     Six Months Ended
                                                                                                       November 30,
                                                                                               ----------------------------
                                                                                                   2005            2004
                                                                                               ------------    ------------
Cash flows from operating activities:
  Net income ...............................................................................   $    957,735    $  1,173,945
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .........................................................         10,560          22,493
     Realized and unrealized loss from marketable securities, net ..........................            224           3,828
     Stock based compensation expense ......................................................             --           2,900
     Minority interest in subsidiary operating profits .....................................         47,868          35,781
     Deferred income taxes .................................................................         57,000          (5,000)
     Recovery of bad debt  expense .........................................................        (50,000)             --

Changes in assets and liabilities:
  Accounts receivable - trade ..............................................................       (564,343)      1,712,669
  Other receivables ........................................................................        (14,559)         (5,392)
  Prepaid expenses .........................................................................         20,984          21,867
  Prepaid and recoverable income taxes .....................................................        (30,017)         11,938
  Other assets .............................................................................            240          35,001
  Accounts payable and accrued expenses ....................................................       (363,919)       (139,566)
  Income taxes payable .....................................................................        (50,616)         23,032
  Advances from customers ..................................................................        (21,290)        (43,227)
                                                                                               ------------    ------------

     Net cash provided by (used in) operating activities ...................................           (133)      2,850,269
                                                                                               ------------    ------------

Cash flows from investing activities:
  Proceeds from maturities and sales of marketable securities ..............................      5,913,431      6, 476,443
  Purchases of marketable  securities ......................................................     (5,399,771)     (5,942,846)
  Purchases of fixed assets ................................................................        (15,784)        (15,662)
                                                                                               ------------    ------------

     Net cash  provided by investing activities ............................................        497,876         517,935
                                                                                               ------------    ------------
Cash flows from financing activities:
  Distribution to minority  interest .......................................................        (19,000)        (16,000)
  Cash dividends paid ......................................................................     (1,050,643)     (1,370,404)
                                                                                               ------------    ------------

     Net cash used in financing activities .................................................     (1,069,643)     (1,386,404)
                                                                                               ------------    ------------

     Net increase (decrease) in cash and cash equivalents ..................................       (571,900)      1,981,800
     Cash and cash  equivalents at beginning of period .....................................      2,571,276       2,268,796
                                                                                               ------------    ------------

Cash and cash  equivalents at end of period ................................................   $  1,999,376    $  4,250,596
                                                                                               ============    ============
Supplemental Disclosures:
  Income tax  payments .....................................................................   $    733,000    $    879,000
                                                                                               ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (UNAUDITED)


1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the six months ended November 30, 2005, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2006. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2005.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. No options covering shares of common stock have been omitted from the calculations of diluted net income per common share for the three month and six month periods ended November 30, 2005 and November 30, 2004, respectively, because their effect would have been antidilutive.

3.   Cash and Cash Equivalents
     -------------------------
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2005:

     Cash in banks. . . . . . . . . . . . . . . . . . .      $    364,823
     Money Market Funds . . . . . . . . . . . . . . . .         1,634,553
                                                             ------------
                                                             $  1,999,376
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

     Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force
     (EITF) Issue 01-14 "Income Statement of Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2005
                                   (UNAUDITED)


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

                                                             Gross        Gross
                                                           Unrealized   Unrealized
                                              Amortized     Holding      Holding      Recorded
                                                 Cost        Gains        Losses        Value
                                              ----------   ----------   ----------   ----------
     United States Treasury Securities ....   $7,372,910           --           --    7,372,910
     Equity Securities ....................       16,866        4,478           --       21,344
                                              ----------   ----------   ----------   ----------
                                              $7,389,776   $    4,478   $       --   $7,394,254
                                              ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2005
                                   (UNAUDITED)


6.   Stock Options
     -------------

     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of November 30, 2004 which were subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge of $10,500 for the three months ended November 30, 2004 and $2,900 for the six months ended November 30, 2004. These options expired in June 2005.

     The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. All options granted under the plan had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. However, as a result of the large nonrecurring cash dividend, the remaining outstanding 10,000 options were treated as variable options until their expiration in June 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

                                          Three Months Ended            Six Months Ended
                                              November 30,                  November 30,
                                      ---------------------------   ---------------------------
                                          2005           2004           2005           2004
                                      ------------   ------------   ------------   ------------
     Net income:
        As reported ...............   $    483,872   $    575,410   $    957,735   $  1,173,945

     Add: Stock based employee
     compensation expense included
     in reported net income, net of
     related tax effect ...........             --         10,500             --          2,900
                                      ------------   ------------   ------------   ------------
        Proforma net income .......   $    483,872   $    585,910   $    957,735   $  1,176,845
                                      ============   ============   ============   ============
     Basic net income per share:
     As reported ..................   $       0.11   $       0.13   $       0.21   $       0.26
                                      ============   ============   ============   ============

     Proforma .....................   $       0.11   $       0.13   $       0.21   $       0.26
                                      ============   ============   ============   ============



There were no options granted in fiscal 2006 and 2005.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2005
                                   (UNAUDITED)




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

Forward-Looking Statements
--------------------------

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process the increase in customers moving IT operations offshore, and uncertainty as to the operating results of the Company's legacy system migration service and the impact of the changes in pricing methodology of the Company's largest customer and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2005 compared with three months ended November
------------------------------------------------------------------------------
30, 2004
--------

                                                                        Three Months Ended November 30,
                                                                         (Dollar amounts in Thousands)
                                                               -------------------------------------------------
                                                                        2005                      2004
                                                               -----------------------   -----------------------
                                                                               % of                      % of
                                                                 Amount      Revenues      Amount      Revenues
                                                               ----------   ----------   ----------   ----------
Revenues ...................................................   $   11,829        100.0   $   13,138        100.0
Cost of sales ..............................................        9,460         80.0       10,231         77.9
                                                               ----------   ----------   ----------   ----------
Gross profit ...............................................        2,369         20.0        2,907         22.1

Selling, general, and administrative expenses ..............        1,601         13.5        1,907         14.5
                                                               ----------   ----------   ----------   ----------
Income from operations .....................................          768          6.5        1,000          7.6

Other income ...............................................           62          0.5           15          0.1
                                                               ----------   ----------   ----------   ----------
Income before income taxes .................................          830          7.0        1,015          7.7
Provision for income taxes .................................          346          2.9          440          3.3
                                                               ----------   ----------   ----------   ----------
Net income .................................................   $      484          4.1   $      575          4.4
                                                               ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES


Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended November 30, 2005 decreased $1,309,000 or 10.0% from the comparable prior year period. The decline in revenues resulted primarily from a decrease in the average number of consultants on billing with clients from 389 for the quarter ended November 30, 2004 to 345 for the quarter ended November 30, 2005. Additionally, revenues decreased as a result of the impact of a full quarter of the previously announced price reduction by the Company's largest customer.

Cost of Sales
-------------

Cost of sales for the quarter ended November 30, 2005, decreased $771,000 or 7.5% to $9,460,000 from $10,231,000 in the prior year period. This decrease is primarily attributable to fewer consultants on billing with customers. Cost of sales as a percentage of revenues increased from 77.9% in the quarter ended November 30, 2004 to 80.0% in the quarter ended November 30, 2005. This increase is primarily attributable to the decreased revenues resulting from the impact of the previously announced price reduction by the Company's largest customer. This change in pricing methodology, which provides for pricing on a "cost plus" basis, reduced revenues while not allowing offsetting cost reductions.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $306,000 or 16.0% from $1,907,000 in the quarter November 30, 2004 to $1,601,000 in the quarter ended November 30, 2005. This decrease was primarily attributable to reduced selling expenses resulting from a reduced number of account executives and the termination of the "Transformer" service described below.

During the past year, the Company had been working on developing a new service, "Transformer", aimed at converting legacy systems that run on large main-frame computers to lower cost computer environments. The Company has terminated this effort, although it may renew its efforts in the future.

Income from Operations
----------------------

Income from operations decreased $232,000 or 23.2% from $1,000,000 in the quarter ended November 30, 2004 to $768,000 in the quarter ended November 30, 2005. The decrease in income from operations was primarily attributable to the impact of a full quarter of the previously announced price reduction by the Company's largest customer. This change in pricing methodology reduced revenues while not allowing offsetting cost reductions, resulting in a greater percentage decline in net income than in revenues.

Other Income
------------

Other income resulted primarily from interest and dividend income, which increased by $49,000 to $83,000 due to higher interest rates in the quarter ended November 30, 2005. Additionally, the Company had a net unrealized gain of $1,000 in the quarter ended November 30, 2005 versus a gain of $5,000 in the quarter ended November 30, 2004 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The unrealized gain of $5,000 in the quarter ended November 30, 2004 was offset by a recognized loss of $4,000 on the sale of marketable securities.

Income Taxes
------------

The effective income tax rate of 41.7% for the quarter ended November 30, 2005 decreased from a rate of 43.3% in the quarter ended November 30, 2004.

                           TSR, INC. AND SUBSIDIARIES


Six months ended November 30, 2005 compared with six months ended November 30,
------------------------------------------------------------------------------
2004
----

                                                                         Six Months Ended November 30,
                                                                         (Dollar amounts in Thousands)
                                                               -------------------------------------------------
                                                                        2005                      2004
                                                               -----------------------   -----------------------
                                                                               % of                      % of
                                                                 Amount      Revenues      Amount      Revenues
                                                               ----------   ----------   ----------   ----------
Revenues ...................................................   $   24,294        100.0   $   26,519        100.0
Cost of sales ..............................................       19,399         79.9       20,685         78.0
                                                               ----------   ----------   ----------   ----------
Gross profit ...............................................        4,895         20.1        5,834         22.0

Selling, general, and administrative expenses ..............        3,342         13.8        3,773         14.2
                                                               ----------   ----------   ----------   ----------
Income from operations .....................................        1,553          6.3        2,061          7.8

Other income ...............................................          114          0.5           22           --
                                                               ----------   ----------   ----------   ----------
Income before income taxes .................................        1,667          6.8        2,083          7.8
Provision for income taxes .................................          709          2.9          909          3.4
                                                               ----------   ----------   ----------   ----------
Net income .................................................   $      958          3.9   $    1,174          4.4
                                                               ==========   ==========   ==========   ==========



Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the six months ended November 30, 2005 decreased $2,225,000 or 8.4% from the comparable prior year period. The decline in revenues resulted primarily from a decrease in the average number of consultants on billing with clients from 387 for the six months ended November 30, 2004 to 347 for the six months ended November 30, 2005. Additionally, revenues decreased as a result of the impact of the previously announced price reduction by the Company's largest customer.

Cost of Sales
-------------

Cost of sales for the six months ended November 30, 2005, decreased $1,286,000 or 6.2% to $19,399,000 from $20,685,000 in the prior year period. This decrease is primarily attributable to fewer consultants on billing with customers. Cost of sales as a percentage of revenues increased from 78.0% in the six months ended November 30, 2004 to 79.9% in the six months ended November 30, 2005. This increase is primarily attributable to the decreased revenues resulting from the impact of the previously announced price reduction by the Company's largest customer. This change in pricing methodology, which provides for pricing on a "cost plus" basis, reduced revenues while not allowing offsetting cost reductions.

                           TSR, INC. AND SUBSIDIARIES




Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $431,000 or 11.4% from $3,773,000 in the six months ended November 30, 2004 to $3,342,000 in the six months ended November 30, 2005. This decrease was primarily attributable to reduced selling expenses from a reduced number of account executives and the termination of the "Transformer" services described below.

During the past year, the Company had been working on developing a new service, "Transformer", aimed at converting legacy systems that run on large main-frame computers to lower cost computer environments. The Company has terminated this effort, although it may renew its efforts in the future.

Income from Operations
----------------------

Income from operations decreased $508,000 or 24.6% from $2,061,000 in the six months ended November 30, 2004 to $1,553,000 in the six months ended November 30, 2005. The decrease in income from operations was primarily attributable to the impact of a full period of the previously announced price reduction by the Company's largest customer. This change in pricing methodology reduced revenues while not allowing offsetting cost reductions, resulting in a greater percentage decline in net income than in revenues.

Other Income
------------

Other income resulted primarily from interest and dividend income, which increased by $100,000 to $162,000 due to higher interest rates in the period ended November 30, 2005. The Company also had a recognized loss of $4,000 in the six months ended November 30, 2004 from the sale of marketable securities.

Income Taxes
------------

The effective income tax rate of 42.5% for the six months ended November 30, 2005 decreased from a rate of 43.6% in the six months ended November 30, 2004.

                           TSR, INC. AND SUBSIDIARIES



Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At November 30, 2005, the Company had working capital of $14,359,000 and cash and cash equivalents of $1,999,000 as compared to working capital of $14,391,000 and cash and cash equivalents of $2,571,000 at May 31, 2005. The Company's working capital also included $7,394,000 and $7,908,000 of marketable securities at November 30, 2005 and May 31, 2005, respectively.

The Company used net cash of $133 in operating activities for the six months ended November 30, 2005, compared to cash provided of $2,850,000 for the six months ended November 30, 2004. The absence of cash provided by operating activities resulted primarily from the Company's net income being offset by an increase in accounts receivable and a decrease in accrued expenses. The increase in accounts receivable of $564,000 pertained primarily to delays at two accounts. These amounts have been subsequently paid. The cash provided by operating activities for the six months ended November 30, 2004 resulted primarily from a decrease in accounts receivable due to collection of amounts due from a major customer who had delayed payments at May 31, 2004.

Net cash provided by investing activities of $498,000 and $518,000 for the six months ended November 30, 2005 and 2004 respectively primarily resulted from allowing US Treasury Bills to mature without reinvesting all of the proceeds.

Net cash used in financing activities resulted primarily from the payment of a cash dividend of $1,051,000 and distributions to the minority interest of $19,000. The Board of Directors has reduced the quarterly cash dividend for fiscal 2006 from $0.15 to $0.08 per share. This will reduce the cash outlay for the dividend by $320,000 per quarter.

The Company's capital resource commitments at November 30, 2005 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2005. The Company had available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2005. As of November 30, 2005, no amounts were outstanding under this line of credit. The Company and the bank are in process of negotiating a renewal of the line of credit.

                 Tabular Disclosure of Contractural Obligations
                 ----------------------------------------------

----------------------------------------------------------------------------------------------------
                                                          Payments Due By Period
----------------------------------------------------------------------------------------------------
                                                   LESS THAN                               MORE THAN
CONTRACTURAL OBLIGATIONS                 TOTAL       1 YEAR       1-3 YEARS    3-5 YEARS    5 YEARS
------------------------              ----------   ----------   ----------   ----------   ----------
Long-Term Debt ....................           --           --           --           --           --
Capital Lease Obligations .........           --           --           --           --           --
Operating Leases ..................      923,000      311,000      461,000      151,000           --
Purchase Obligations ..............           --           --           --           --           --
Employment Agreements .............    1,399,000      628,000      546,000      225,000           --
Consulting Contract ...............      300,000      200,000      100,000           --           --
Other Long-Term Liabilities
   Reflected on the Registrant's
   Balance Sheet under GAAP .......           --           --           --           --           --
                                      ----------   ----------   ----------   ----------   ----------
Total .............................   $2,622,000   $1,139,000   $1,107,000   $  376,000           --
                                      ==========   ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES


Recent Account Pronouncements
-----------------------------

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



                                                     TSR Inc.
                                  ----------------------------------------------
                                                  (Registrant)



Date:    January 5, 2006          /s/ J.F. Hughes
                                  ----------------------------------------------
                                  J.F. Hughes, Chairman, President and Treasurer



Date:    January 5, 2006          /s/ John G. Sharkey
                                  ----------------------------------------------
                                  John G. Sharkey, Vice President Finance