Form 10-Q
period 2006-02-28
TSR INC
filed 2006-04-13
CIK 98338

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended February 28, 2006


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

Indicate by check mark whether the Registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

                               SHARES OUTSTANDING
--------------------------------------------------------------------------------
4,568,012 shares of common stock, par value $.01 per share, as of March 31, 2006

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                          Number
Part I.  Financial Information:


     Item 1. Financial Statements:


             Condensed Consolidated Balance Sheets -
                  February 28, 2006 and May 31, 2005.......................   3


             Condensed Consolidated Statements of Income -
                  For the three months and nine months ended
                  February 28, 2006 and 2005...............................   4


             Condensed Consolidated Statements of Cash Flows -
                  For the nine months ended February 28, 2006 and 2005.....   5


             Notes to Condensed Consolidated Financial Statements..........   6


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  10


     Item 3. Quantitative and Qualitative Disclosure About Market Risk.....  16


     Item 4. Controls and Procedures.......................................  17


Part II.  Other Information................................................  17

          Item 6.  Exhibits................................................  17

Signatures.................................................................  17

Part I. Financial Information
        Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                              February 28,    May 31,
                                                                        2006          2005
                                                                    -----------   -----------
                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) .........................   $ 2,390,019   $ 2,571,276
     Marketable securities (Note 5) .............................     5,898,772     7,908,138
     Accounts receivable (net of allowance for
          doubtful accounts of $355,000 and 430,000) ............     8,097,774     7,509,188
     Other receivables ..........................................        78,574        69,511
     Prepaid expenses ...........................................        36,435        46,280
     Prepaid and recoverable income taxes .......................        84,656        15,403
     Deferred income taxes ......................................       150,000       180,000
                                                                    -----------   -----------
          Total current assets ..................................    16,736,230    18,299,796

Marketable securities (Note 5) ..................................       992,831          --
                                                                    -----------   -----------

Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $540,242 and $524,142) ....        32,776        33,093
Other assets ....................................................        49,653        49,893
Deferred income taxes ...........................................       109,000       148,000
                                                                    -----------   -----------
                                                                    $17,920,490   $18,530,782
                                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ................................   $   186,069   $   216,031
     Accrued expenses and other current liabilities .............     1,581,639     2,015,995
     Advances from customers ....................................     1,539,101     1,523,549
     Income taxes payable .......................................       164,242       152,966
                                                                    -----------   -----------
          Total current liabilities .............................     3,471,051     3,908,541
                                                                    -----------   -----------
Minority Interest ...............................................        29,385        33,458
                                                                    -----------   -----------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued .........................          --            --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 shares ............        62,283        62,283
     Additional paid-in capital .................................     5,071,727     5,071,727
     Retained earnings ..........................................    21,317,345    21,486,074
                                                                    -----------   -----------
                                                                     26,451,355    26,620,084
     Less: Treasury stock, 1,660,314 shares, at cost ............    12,031,301    12,031,301
                                                                    -----------   -----------
                                                                     14,420,054    14,588,783
                                                                    -----------   -----------
                                                                    $17,920,490   $18,530,782
                                                                    ===========   ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
                                   (UNAUDITED)

                                                                    Three Months Ended               Nine Months Ended
                                                                February 28,    February 28,    February 28,    February 28,
                                                                    2006            2005            2006            2005
                                                                ------------    ------------    ------------    ------------
Revenues, net ...............................................   $ 11,594,872    $ 12,432,714    $ 35,888,975    $ 38,951,953

Cost of sales ...............................................      9,486,969       9,841,597      28,886,196      30,526,592

Selling, general and administrative expenses ................      1,683,686       1,856,245       5,025,334       5,629,414
                                                                ------------    ------------    ------------    ------------
                                                                  11,170,655      11,697,842      33,911,530      36,156,006
                                                                ------------    ------------    ------------    ------------

Income from operations ......................................        424,217         734,872       1,977,445       2,795,947

Other income (expense):
     Interest and dividend income ...........................         93,644          49,076         255,243         110,555
     Realized and unrealized gain (loss) from marketable
       securities, net ......................................         (4,864)            704          (5,088)         (3,124)

     Minority interest in subsidiary operating profits ......         (9,377)        (13,367)        (57,245)        (49,148)
                                                                ------------    ------------    ------------    ------------

Income before income taxes ..................................        503,620         771,285       2,170,355       2,854,230

Provision for income taxes ..................................        214,000         319,000         923,000       1,228,000
                                                                ------------    ------------    ------------    ------------

  Net income ................................................   $    289,620    $    452,285    $  1,247,355    $  1,626,230
                                                                ============    ============    ============    ============

Basic and diluted net income per common share ...............   $       0.06    $       0.10    $       0.27    $       0.36
                                                                ============    ============    ============    ============

Weighted average number of basic common shares
outstanding .................................................      4,568,012       4,568,012       4,568,012       4,568,012
                                                                ============    ============    ============    ============
Weighted average number of diluted common
     shares outstanding .....................................      4,568,012       4,571,019       4,568,012       4,570,112
                                                                ============    ============    ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       February 28,
                                                                                   2006            2005
                                                                               ------------    ------------
Cash flows from operating activities:
     Net  income ...........................................................   $  1,247,355    $  1,626,230

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation  and amortization .....................................         16,100          26,721

        Realized and unrealized loss from marketable securities, net .......          5,088           3,124

        Stock based compensation  expense ..................................           --            11,600

        Minority  interest in subsidiary  operating profit .................         57,245          49,148

        Deferred  income taxes .............................................         69,000          (5,000)

        Recovery of bad debt expense .......................................        (75,000)           --


Changes in assets and liabilities:
          Accounts  receivable - trade .....................................       (513,586)      2,195,631

          Other  receivables ...............................................         (9,063)         (7,760)

          Prepaid expenses .................................................          9,845           1,795

          Prepaid and recoverable  income taxes ............................        (69,253)          1,688

          Other  assets ....................................................            240          35,000

          Accounts payable and accrued expenses ............................       (464,318)       (231,741)
          Income taxes payable .............................................         11,276          35,282
          Advances from  customers .........................................         15,552         (22,007)
                                                                               ------------    ------------


     Net cash  provided by operating  activities ...........................        300,481       3,719,711
                                                                               ------------    ------------


Cash flows from investing activities:
        Proceeds from maturities and sales of marketable securities ........     10,342,372       9,450,593
        Purchases of marketable securities .................................     (9,330,925)     (8,903,021)
        Purchases of fixed  assets .........................................        (15,783)        (17,880)
                                                                               ------------    ------------

    Net cash provided by investing  activities .............................        995,664         529,692
                                                                               ------------    ------------


Cash flows from financing activities:
       Distribution to minority  interest ..................................        (61,318)        (77,175)
       Cash  dividends  paid ...............................................     (1,416,084)     (2,055,605)
                                                                               ------------    ------------

    Net cash used in financing  activities .................................     (1,477,402)     (2,132,780)
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents .......................       (181,257)      2,116,623
Cash and cash equivalents at beginning of period ...........................      2,571,276       2,268,796
                                                                               ------------    ------------

Cash and cash equivalents at end of period .................................   $  2,390,019    $  4,385,419
                                                                               ============    ============

Supplemental Disclosures:
       Income tax payments .................................................   $    912,000    $  1,196,000
                                                                               ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the nine months ended February 28, 2006, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2006. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2005.

2.   Net Income Per Common Share

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. No options covering shares of common stock have been omitted from the calculations of diluted net income per common share for the three and nine month periods ended February 28, 2006 and 2005, respectively, because their effect would have been antidilutive.

3    Cash and Cash Equivalents

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2006:

          Cash in banks................  $   107,633
          Money Market Funds...........    2,282,386
                                         -----------
                                         $ 2,390,019
                                         ===========

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2006
                                   (UNAUDITED)


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

                                                                      Gross          Gross
                                                                    Unrealized     Unrealized
                                        Amortized       Holding      Holding        Recorded
Current                                    Cost          Gains        Losses          Value
-------                                    ----          -----        ------          -----
United States Treasury Securities ..   $ 5,882,292          --            --      $ 5,882,292

Equity Securities ..................        16,866          --            (386)        16,480
                                       -----------   -----------   -----------    -----------

                                       $ 5,899,158   $      --     $      (386)   $ 5,898,772
                                       ===========   ===========   ===========    ===========
Long - Term

United States Treasury Securities ..   $   992,831   $      --     $      --      $   992,831
                                       ===========   ===========   ===========    ===========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2006
                                   (UNAUDITED)


6.   Stock Options

     On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force
     (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of February 28, 2005 which were subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge of $8,700 for the three months ended February 28, 2005 and $11,600 for the nine months ended February 28, 2005. These options expired in June 2005.

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


                                  Three Months Ended        Nine Months Ended
                                     February 28,              February 28,
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------
Net income:
  As reported...............   $  289,620   $  452,285   $1,247,355   $1,626,230

Add: Stock based employee
compensation expense
included in reported net
income, net of related
tax effect..................         --          8,700         --         11,600
                               ----------   ----------   ----------   ----------
  Proforma net income.......   $  289,620   $  460,985   $1,247,355   $1,637,830
                               ==========   ==========   ==========   ==========

Basic net income per share:
As reported.................   $     0.06   $     0.10   $     0.27   $     0.36
                               ==========   ==========   ==========   ==========
Proforma....................   $     0.06   $     0.10   $     0.27   $     0.36
                               ==========   ==========   ==========   ==========

There were no options granted in fiscal 2006 and 2005.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2006
                                   (UNAUDITED)

7.   Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does expect the adoption of the revised SFAS No. 123(R) to have a material impact on its consolidated financial statements.

8.   Major Customer

     The Company received a notice on March 27, 2006 from the New York State Office of General Services, Procurement Services Group (OGS) suspending until further notice its contract with OGS. All future placements with the New York City Department of Education (DOE), including renewals of existing placements, are under this OGS contract. The DOE accounts for approximately 10% of the Company's revenues. The Company currently has forty-two consultants placed with the DOE. The suspension will not effect existing consultants already placed with the DOE, but would affect new placements and renewals, unless the suspension is lifted. Twenty-five consultants placed with the DOE are coming up for renewal in the next four months.

     The notice stated that the suspension was due to the report of an investigation by the Office of the Special Commissioner of Investigation ("SCI") of the DOE. Prior to receipt of the OGS notice, the DOE sent a notice to the Company, with a copy of this report, requesting that it respond to the findings in the report. The investigative report concluded that the Company operated improperly from 2001 through the spring of 2003 by using a subcontracting arrangement to obtain programmers for positions with the DOE. The subcontracting was with a small firm that was owned by an individual that worked as a consultant under contract at the DOE in a supervising capacity and sometimes was involved in decisions to select consultants that financially benefited both him and the Company. The investigative report also suggests that the Company received advanced information as to new positions from this individual and that the subcontracting increased the costs to the DOE since two firms, instead of one, profited from this arrangement.

     The Company's response to the DOE stated that the Company violated the subcontracting prohibition because of its mistaken belief that since some of its competitors were using subcontractors, that the contractual provision was being ignored in order to get the best candidates in a timely manner. Subcontracting is an acceptable method for obtaining temporary programming help with many of the Company's customers. The Company stated in its response that it subcontracted with this firm because it had provided qualified candidates and the Company's recruiters weren't finding good candidates in a timely fashion, mainly because the required skill set was relatively new to the industry. The Company does not believe that its subcontracting resulted in overcharging the DOE.

     The Company has provided responses to the DOE with respect to the findings in the report and to some follow-up questions received from the DOE. The DOE has not yet taken any action with respect to the Company's agreements with DOE. The Company has met with the OGS and has a meeting scheduled with the DOE in an effort to resolve this matter.

     The Company intends to continue to pursue discussions with DOE and OGS in an attempt to resolve this matter and have the suspension lifted. The Company cannot predict whether the DOE or OGS will assert a claim against the Company, the extent to which the Company may be required to make payments to DOE to resolve the issues raised or the impact of this matter on the Company's continued relationship with the DOE and OGS or the Company's future revenues.

PART I.  FINANCIAL INFORMATION
         ITEM 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, the increase in customers moving IT operations offshore and the impact of the change in pricing methodology of the Company's largest customer and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2006 compared with three months ended February 28, 2005

                                           (Dollar amounts in Thousands)
                                                 Three Months Ended
                                                    February 28,
                                            2006                   2005
                                            ----                   ----
                                                  % of                   % of
                                      Amount    Revenues     Amount    Revenues
                                      ------    --------     ------    --------

Revenues ........................    $ 11,595     100.0     $ 12,433     100.0

Cost of sales ...................       9,487      81.8        9,842      79.2
                                     --------     -----     --------     -----
Gross profit ....................       2,108      18.2        2,591      20.8

Selling, general, and
 administrative expenses ........       1,684      14.5        1,856      14.9
                                     --------     -----     --------     -----
Income from operations ..........         424       3.7          735       5.9

Other income ....................          80       0.6           36       0.3
                                     --------     -----     --------     ------
Income before income taxes ......         504       4.3          771       6.2

Provision for income taxes ......         214       1.8          319       2.6
                                     --------     -----     --------     -----
Net income ......................    $    290       2.5     $    452       3.6
                                     ========     =====     ========     =====

                           TSR, INC. AND SUBSIDIARIES

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended February 28, 2006 decreased $838,000 or 6.7% from the comparable prior year period. The decline in revenues resulted primarily from a decrease in the average number of consultants on billing with clients from 373 for the quarter ended February 28, 2005 to 342 for the quarter ended February 28, 2006. Additionally, revenues decreased as a result of the impact of a full quarter of the previously announced price reduction by the Company's largest customer and additional mandatory discount programs at other large customers. Although there has been some improvement in market conditions compared to the past few years, revenues have not improved since the Company has not yet fully adapted its business model to more effectively deal with changing market factors such as vendor management and off-shore IT operations.

The Company received a notice on March 27, 2006 from the New York State Office of General Services, Procurement Services Group (OGS) suspending until further notice its contract with OGS. All future placements with the New York City Department of Education (DOE), including renewals of existing placements, are under this OGS contract. The DOE accounts for approximately 10% of the Company's revenues. The Company currently has forty-two consultants placed with the DOE. The suspension will not effect existing consultants already placed with the DOE, but would affect new placements and renewals, unless the suspension is lifted. Twenty-five consultants placed with the DOE are coming up for renewal in the next four months.

The notice stated that the suspension was due to the report of an investigation by the Office of the Special Commissioner of Investigation ("SCI") of the DOE. Prior to receipt of the OGS notice, the DOE sent a notice to the Company, with a copy of this report, requesting that it respond to the findings in the report. The investigative report concluded that the Company operated improperly from 2001 through the spring of 2003 by using a subcontracting arrangement to obtain programmers for positions with the DOE. The subcontracting was with a small firm that was owned by an individual that worked as a consultant under contract at the DOE in a supervising capacity and sometimes was involved in decisions to select consultants that financially benefited both him and the Company. The investigative report also suggests that the Company received advanced information as to new positions from this individual and that the subcontracting increased the costs to the DOE since two firms, instead of one, profited from this arrangement.

The Company's response to the DOE stated that the Company violated the subcontracting prohibition because of its mistaken belief that since some of its competitors were using subcontractors, that the contractual provision was being ignored in order to get the best candidates in a timely manner. Subcontracting is an acceptable method for obtaining temporary programming help with many of the Company's customers. The Company stated in its response that it subcontracted with this firm because it had provided qualified candidates and the Company's recruiters weren't finding good candidates in a timely fashion, mainly because the required skill set was relatively new to the industry. The Company does not believe that its subcontracting resulted in overcharging the DOE.

The Company has provided responses to the DOE with respect to the findings in the report and to some follow-up questions received from the DOE. The DOE has not yet taken any action with respect to the Company's agreements with DOE. The Company has met with the OGS and has a meeting scheduled with the DOE in an effort to resolve this matter.

The Company intends to continue to pursue discussions with DOE and OGS in an attempt to resolve this matter and have the suspension lifted. The Company cannot predict whether the DOE or OGS will assert a claim against the Company, the extent to which the Company may be required to make payments to DOE to resolve the issues raised or the impact of this matter on the Company's continued relationship with the DOE and OGS or the Company's future revenues.

Cost of Sales

Cost of sales for the quarter ended February 28, 2006, decreased $355,000 or 3.6% to $9,487,000 from $9,842,000 in the prior year period. This decrease is primarily attributable to fewer consultants on billing with customers. Cost of sales as a percentage of revenues increased from 79.2% in the quarter ended February 28, 2005 to 81.8% in the quarter ended February 28, 2006. This increase is primarily attributable to the decreased revenues resulting from the impact of the previously announced price reduction by the Company's largest customer. This change in pricing methodology, which provides for pricing on a "cost plus" basis, reduced revenues while not allowing offsetting cost reductions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $172,000 or 9.3% from $1,856,000 in the quarter February 28, 2005 to $1,684,000 in the quarter ended February 28, 2006. This decrease was primarily attributable to reduced selling expenses resulting from a reduced number of account executives and the termination of the "Transformer" service described below.

During the past year, the Company had been working on developing a new service, "Transformer", aimed at converting legacy systems that run on large main-frame computers to lower cost computer environments. The Company has terminated this effort, although it may renew its efforts in the future.

Income from Operations

Income from operations decreased $311,000 or 42.3% from $735,000 in the quarter ended February 28, 2005 to $424,000 in the quarter ended February 28, 2006. The decrease in income from operations was primarily attributable to the impact of a full quarter of the previously announced price reduction by the Company's largest customer. This change in pricing methodology reduced revenues while not allowing offsetting cost reductions, resulting in a greater percentage decline in net income than in revenues.

Other Income

Other income resulted primarily from interest and dividend income, which increased by $45,000 to $94,000 due to higher interest rates in the quarter ended February 28, 2006. Additionally, the Company had a net unrealized loss of $5,000 in the quarter ended February 28, 2006 versus a gain of $700 in the quarter ended February 28, 2005 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes

The effective income tax rate of 42.5% for the quarter ended February 28, 2006 increased from a rate of 41.4% in the quarter ended February 28, 2005.

                           TSR, INC. AND SUBSIDIARIES


Nine months ended February 28, 2006 compared with nine months ended February 28, 2005

                                           (Dollar amounts in Thousands)
                                                 Nine Months Ended
                                                    February 28,
                                            2006                   2005
                                            ----                   ----
                                                  % of                   % of
                                      Amount    Revenues     Amount    Revenues
                                      ------    --------     ------    --------

Revenues ........................    $ 35,889     100.0     $ 38,952     100.0

Cost of sales ...................      28,886      80.5       30,527      78.4
                                     --------     -----     --------     -----
Gross profit ....................       7,003      19.5        8,425      21.6

Selling, general, and
 administrative expenses ........       5,026      14.0        5,629      14.4
                                     --------     -----     --------     -----
Income from operations ..........       1,977       5.5        2,796       7.2

Other income ....................         193       0.5           58       0.1
                                     --------     -----     --------     -----
Income before income taxes ......       2,170       6.0        2,854       7.3

Provision for income taxes ......         923       2.5        1,228       3.1
                                     --------     -----     --------     -----
Net income ......................    $  1,247       3.5     $  1,626       4.2
                                     ========     =====     ========     =====

Revenues

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the nine months ended February 28, 2006 decreased $3,063,000 or 7.9% from the comparable prior year period. The decline in revenues resulted primarily from a decrease in the average number of consultants on billing with clients from 382 for the nine months ended February 28, 2005 to 345 for the nine months ended February 28, 2006. Additionally, revenues decreased as a result of the impact of the previously announced price reduction by the Company's largest customer and additional mandatory discount programs at other large customers. Although there has been some improvement in market conditions compared to the past few years, revenues have not improved since the Company has not yet fully adapted its business model to more effectively deal with changing market factors such as vendor management and off-shore IT operations.

Cost of Sales

Cost of sales for the nine months ended February 28, 2006, decreased $1,641,000 or 5.4% to $28,886,000 from $30,527,000 in the prior year period. This decrease is primarily attributable to fewer consultants on billing with customers. Cost of sales as a percentage of revenues increased from 78.4% in the nine months ended February 28, 2005 to 80.5% in the nine months ended February 28, 2006. This increase is primarily attributable to the decreased revenues resulting from the impact of the previously announced price reduction by the Company's largest customer. This change in pricing methodology, which provides for pricing on a "cost plus" basis, reduced revenues while not allowing offsetting cost reductions.

                           TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $604,000 or 10.7% from $5,629,000 in the nine months ended February 28, 2005 to $5,025,000 in the nine months ended February 28, 2006. This decrease was primarily attributable to reduced selling expenses from a reduced number of account executives and the termination of the "Transformer" services described below.

During the past year, the Company had been working on developing a new service, "Transformer", aimed at converting legacy systems that run on large main-frame computers to lower cost computer environments. The Company has terminated this effort, although it may renew its efforts in the future.

Income from Operations

Income from operations decreased $819,000 or 29.3% from $2,796,000 in the nine months ended February 28, 2005 to $1,977,000 in the nine months ended February 28, 2006. The decrease in income from operations was primarily attributable to the impact of a full period of the previously announced price reduction by the Company's largest customer. This change in pricing methodology reduced revenues while not allowing offsetting cost reductions, resulting in a greater percentage decline in net income than in revenues.

Other Income

Other income resulted primarily from interest and dividend income, which increased by $145,000 to $255,000 due to higher interest rates in the period ended February 28, 2006. The Company had a net unrealized loss of $5,000 in the nine months ended February 28, 2006 from marketable securities due to mark to market adjustments of its trading securities equity portfolio. The Company also had a realized loss of $4,000 in the nine months ended February 28, 2005 from the sale of marketable securities.

Income Taxes

The effective income tax rate of 42.5% for the nine months ended February 28, 2006 decreased from a rate of 43.0% in the nine months ended February 28, 2005.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At February 28, 2006 the Company had working capital of $13,265,000 and cash and cash equivalents of $2,390,000 as compared to working capital of $14,391,000 and cash and cash equivalents of $2,571,000 at May 31, 2005. The Company's working capital also included $5,899,000 and $7,908,000 of marketable securities at February 28, 2006 and May 31, 2005, respectively.

Net cash provided by operating activities for the nine months ended February 28, 2006, of $300,000 compared to cash provided of $3,720,000 for the nine months ended February 28, 2005. The decrease in cash provided by operating activities resulted primarily from the Company's net income being offset by an increase in accounts receivable and a decrease in accrued expenses. The increase in accounts receivable of $514,000 pertained primarily to delays at one major account, the NYC Department of Education (DOE). The Company believes that this increase is due to administrative delays in the processing of certain purchase orders for the Company and other vendors and is unrelated to the notices received from the DOE and the NYS Office of General Services as discussed under "Revenues" in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 11. The cash provided by operating activities for the nine months ended February 28, 2005 resulted primarily from a decrease in accounts receivable due to collection of amounts due from a major customer who had delayed payments at May 31, 2004.

Net cash provided by investing activities of $996,000 and $530,000 for the nine months ended February 28, 2006 and 2005 respectively primarily resulted from allowing US Treasury securities to mature without reinvesting all of the proceeds.

Net cash used in financing activities resulted primarily from the payment of a cash dividend of $1,416,000 and distributions to the minority interest of $61,000. The Board of Directors has reduced the quarterly cash dividend for fiscal 2006 from $0.15 to $0.08 per share. This will reduce the cash outlay for the dividend by $320,000 per quarter.

The Company's capital resource commitments at February 28, 2006 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2006. The Company had available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2007. As of February 28, 2006, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                                   Payments Due By Period
------------------------------------------------------------------------------------------------------------
                                               LESS THAN                               MORE THAN
         Contractual Obligations                 TOTAL        1 YEAR      1-3 YEARS    3-5 YEARS     5 YEARS
         -----------------------                 -----        ------      ---------    ---------    --------
Long-Term Debt.............................         --            --           --           --          --
Capital Lease Obligations..................         --            --           --           --          --
Operating Leases...........................      845,000       312,000      401,000      132,000        --
Purchase Obligations.......................         --            --           --           --          --
Employment Agreements......................    1,239,000       628,000      423,000      188,000        --
Consulting Contract........................      250,000       200,000       50,000         --          --
Other Long-Term Liabilities Reflected on
the Registrant's Balance Sheet under GAAP..         --            --           --           --          --
                                              ----------    ----------    ---------    ---------    --------
Total......................................   $2,334,000    $1,140,000    $ 874,000    $ 320,000    $   --
                                              ==========    ==========    =========    =========    ========

TSR, INC. AND SUBSIDIARIES

Recent Account Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Statement of Financial Accounting Standards No. 123 (revised 2004)," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for shared based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of the revised SFAS No. 123(R) to have a material impact on its consolidated financial statements.

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


                                                  TSR Inc.
                                                (Registrant)


Date: April 13, 2006                 /s/ J.F. Hughes
                                     ------------------------------------
                                     J.F. Hughes, Chairman and President



Date: April 13, 2006                 /s/ John G. Sharkey
                                     ------------------------------------
                                     John G. Sharkey, Vice President Finance