Form 10-K
period 2006-05-31
TSR INC
filed 2006-09-12
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

     [X]    Annual Report Pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934

            For the fiscal year ended May 31, 2006

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

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [_] Yes [X] No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[_] Large accelerated filer   [_] Accelerated filer   [X] Non-accelerated filer.

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [_] No [X].

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $4.73 at November 30, 2005 was $13,128,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2006 was 4,568,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2006 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.
         --------

General
-------

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2006, the Company provided IT staffing services to approximately 80 clients.

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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices however, it is hiring new account executives and technical recruiters in its existing offices. At these offices, as of May 31, 2006, the Company employed 14 persons who are responsible for recruiting technical personnel and 10 persons who are account executives. As of May 31, 2005 the Company had employed 12 technical personnel recruiters and 9 account executives.

The Company intends to increase the number of technical recruiters it employs to address increased competition, especially at accounts with vendor management. During fiscal year 2006, the Company contracted with an India based company to provide recruiting and recruiting support for its U.S. based recruiters.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 80 clients during the year ended May 31, 2006 as compared to 82 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2006, the Company had two clients which constituted more than 10% of consolidated revenues (Procurestaff Ltd., 16.8% and NYC Department of Education, 13.0%). Procurestaff Ltd. is a vendor management services provider. The majority of the revenue generated from Procurestaff Ltd. was from AT&T as the end client. Additionally, the Company's top ten clients accounted for 70% of consolidated revenues in fiscal 2006 and 76% in fiscal 2005. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

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

The Company's marketing has been affected because some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

In June 2006, the New York State Office of General Services, Procurement Services Group ("OGS") terminated its contract with the Company. The OGS actions were due to the report of an investigation by the Office of the Special Commissioner of Investigation of the New York City Department of Education ("DOE"). The investigative report concluded that the Company operated improperly from 2001 through the spring of 2003 by using a subcontracting arrangement to obtain programmers for positions with the DOE. The subcontracting was with a small firm that was owned by an individual who worked as a consultant under contract at the DOE in a supervising capacity and sometimes was involved in decisions to select consultants that financially benefited both him and the Company. The investigative report also suggested that the Company received advanced information as to new positions from this individual and that the subcontracting increased the costs to the DOE since two firms, instead of one, profited from this arrangement.

All new placements with the DOE, including renewals of existing placements, were being made under this OGS contract prior to its termination. As a result, until a new OGS contract is entered into, the Company will not be able to make new placements or renew existing placements with the DOE. The termination does not affect existing placements with the DOE until the date such positions are scheduled to expire. At May 31, 2006 the Company had forty-one consultants placed with the DOE. As a result of the termination, consultants placed with the DOE who came up for renewal have not been renewed. Of the remaining thirteen consultants, four are scheduled to end their assignments in February 2007 and nine in May 2010.

DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting without written authorization. DOE and the Company have agreed in principle to resolve these claims and permit the Company to be treated as a "responsible vendor" upon making a payment to DOE and appointment of an independent compliance monitor to monitor the Company's compliance with the DOE agreement. The Company has established a reserve of $900,000 relating to this claim. The treatment as a responsible vendor would allow the Company to continue to submit consultants to the DOE in response to DOE bid requests. The Company will also need to have its agreement with the OGS reinstated to make new placements with DOE.

While the Company believes that its subcontracting did not result in overcharges to DOE, it has agreed to settle the matter in order to avoid the expense and uncertainty of litigation as well as to protect its existing business with DOE and maintain the potential to make future placements with DOE.

PROFESSIONAL STAFF AND RECRUITMENT
In addition to using internet based job boards such as Dice, Net Temps and Monster, the Company maintains a database of over 90,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 14 recruiters. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company's customers.

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

Personnel
---------

As of June 30, 2006, the Company employs 259 people including its 2 executive officers. Of such employees 10 are engaged in sales, 14 are recruiters for programmers, 224 are technical and programming consultants, and 9 are in administration and clerical functions. None of the Company's employees belong to unions.

Item 1A. Risk Factors.
         -------------

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

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes. The Company has entered into an employment agreement with Mr. Hughes for a term expiring on May 31, 2007. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the services of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers.

In the fiscal year, ended May 31, 2006, the Company's largest clients, Procurestaff Ltd. and the NYC Department of Education accounted for 16.8% and 13.0% of the Company's consolidated revenues, respectively. Procurestaff is a vendor management company and most of the revenues received from Procurestaff relate to a single customer, AT&T. See "Rapidly Changing Industry" below. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts, are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty.

As discussed in Item 1 above, the Company has been unable to renew its agreements for its consultants placed with DOE as the positions expire due to the effects of an investigation by the DOE and the termination of the Company's contract with OGS, pursuant to which new placements of consultants with the DOE were being made. While the Company has agreed in principle to resolve this matter with DOE, the settlement has not yet been finalized. The Company's agreement with OGS also needs to be reinstated to allow the Company to make new placements with DOE. There can be no assurance that the Company will be able to continue to provide consultants to the DOE.

The termination or significant reduction of its business relationship with any of its significant clients, such as the above noted reduction in the scope of DOE work, would have a material adverse effect on the Company's financial condition and results of operations.

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

Additionally, a number of companies have begun limiting the number of companies on their approved vendor lists, and in some cases this has required the Company to sub-contract with a company on the approved vendor list to provide services to customers. The staffing industry has also experienced margin erosion caused by this increased competition, and customers leveraging their buying power by consolidating the number of vendors with which they deal.

The Company cannot predict at this time what long-term effect these changes will have on the Company's business and results of operations.

Effect of Fluctuations in Economic Conditions

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. The Company attributes a significant portion of its decline in revenues to customers reducing their spending on IT projects as a result of the economic environment.

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

The Company's contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client's supervision. Although the Company has little control over the client's workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by clients. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel, errors, and misuse of client proprietary information or theft of client property. To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker's compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its clients from the foregoing and claims have been made against the Company. Certain of these cost and liabilities are not covered by insurance. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

Voting Power of Major Shareholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 39% of the Company's voting power as of July 31, 2006. As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company's common shareholders.

Certain Anti-Takeover Provisions May Inhibit a Change of Control

In addition to the significant ownership of Common Stock by Joseph F. Hughes, certain provisions of the Company's charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Such provisions include a classified Board of Directors, advance notice requirements for nomination of directors and certain shareholder proposals set forth in the Company's Certificate of Incorporation and by-laws.

New Classes and Series of Stock

The Company's charter authorizes the Board of Directors to create new classes and series of preferred stock and to establish the preferences and rights of any such classes and series without further action of the shareholders. The issuance of additional classes or series of Capital Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

The Company's Stock Price Could Be Extremely Volatile And, As A Result, Investors May Not Be Able To Resell Their Shares At Or Above The Price They Paid For Them.

Among the factors that could affect the Company's stock price are:

-     limited float and a low average daily trading volume;

-     industry trends and the performance of the Company's customers;

-     fluctuations in the Company's results of operations;

-     litigation; and

-     general market conditions.

The stock market has and may in the future experience extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

Item 1B.    Unresolved Staff Comments - None
            -------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

Not Applicable

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

The Company's shares of Common Stock trade on the NASDAQ National Market System under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2006 and 2005:

                                             JUNE 1, 2005 - MAY 31, 2006
                                        1ST        2ND        3RD        4TH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                      ----------------------------------------
     High Sales Price ...........       6.38       6.00      11.16       6.04

     Low Sales Price ............       5.10       4.35       4.50       4.30

                                             JUNE 1, 2004 - MAY 31, 2005
                                        1ST        2ND        3RD        4TH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                      ----------------------------------------
     High Sales Price ...........       7.35       7.12      10.49       8.09
     Low Sales Price ............       5.48       5.92       6.55       5.12

There were 145 holders of record of the Company's Common Stock as of July 31, 2006. Additionally, the Company estimates that there were approximately 1,600 beneficial holders as of that date. On June 23, 2003, the Company declared a special, large nonrecurring dividend of $2.00 per share payable on July 28, 2003 to holders of record as of July 11, 2003. Additionally, the Company declared quarterly dividends of $0.15 during the fiscal years ended May 31, 2004 and 2005. The dividend was $0.08 per quarter for fiscal 2006. The Company has determined to maintain its current dividend policy for fiscal 2007. There can be no assurance that the Company will continue to pay dividends.

Securities authorized for issuance under equity compensation plans.
-------------------------------------------------------------------

The following table provides information as of May 31, 2006 with respect to compensation plans (including individual compensation arrangements) under with equity securities of the Company are authorized for issuances:

                                         Equity Compensation Plan Information
----------------------------- --------------------------- ------------------------------ -----------------------------
                              Number of securities to be  Weighted-average exercise      Number of securities
                              issued upon exercise of     price of outstanding options,  remaining available for
                              outstanding options,        warrants and rights            future issuance under equity
                              warrants and rights                                        compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column (a))
Plan Category                                  (a)                         (b)                            (c)
----------------------------- --------------------------- ------------------------------ -----------------------------
Equity compensation
Plans approved by security
holders.                                        0                           0                           549,950
----------------------------- --------------------------- ------------------------------ -----------------------------
Equity compensation
Plans not approved by
security holders                                0                           0                              0
----------------------------- --------------------------- ------------------------------ -----------------------------
Total                                           0                           0                           549,950
----------------------------- --------------------------- ------------------------------ -----------------------------

Item 6.  Selected Financial Data.
         -----------------------

(Amounts in Thousands, Except Per Share Data)

                                                                  MAY 31,     MAY 31,      MAY 31,      MAY 31,      MAY 31,
                                                                   2006         2005         2004         2003         2002
                                                                 --------     --------     --------     --------     --------
     Revenues ..............................................     $ 48,109     $ 51,444     $ 51,725     $ 52,443     $ 59,455

     Income From Operations ................................        1,709        3,635        3,696        3,975        4,424

     Net Income ............................................        1,214        2,145        2,124        2,362        2,708

     Basic and Diluted Net Income Per Common Share .........         0.27         0.47         0.47         0.53         0.61

     Working Capital .......................................       12,368       14,391       14,976       23,028       20,518

     Total Assets ..........................................       18,635       18,531       19,203       27,852       25,597

     Stockholders' Equity ..................................       14,021       14,589       15,192       23,258       20,896

     Book Value Per Common Share ...........................         3.07         3.19         3.33         5.26         4.73

     Cash Dividends Declared Per Common Share ..............     $   0.32     $   0.60     $   2.60         --           --

Unaudited Quarterly Financial Data
(Amounts in Thousands, except Per Share Data)

The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2006 and 2005.

                                                                        Fiscal 2006
                                                                        -----------
                                                        First        Second       Third        Fourth
                                                       --------     --------     --------     --------
     Revenues ....................................     $ 12,465     $ 11,829     $ 11,595     $ 12,220
     Gross Profit ................................        2,526        2,369        2,108        2,346
     Net Income (loss)  ..........................          474          484          289          (33)
     Basic and Diluted Net Income (loss)
           per Common Share ......................     $   0.10     $   0.11     $   0.06     $  (0.01)

                                                                        Fiscal 2005
                                                                        -----------
                                                        First        Second       Third        Fourth
                                                       --------     --------     --------     --------
     Revenues ....................................     $ 13,381     $ 13,138     $ 12,433     $ 12,492
     Gross Profit ................................        2,927        2,907        2,591        2,720
     Net Income ..................................          599          575          452          519
     Basic and Diluted Net Income
           per Common Share ......................     $   0.13     $   0.13     $   0.10     $   0.11


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

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that historical trends in operating results will continue in the future:

                                                                                       YEAR ENDED MAY 31,
                                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
                                                                  2006                       2005                     2004
                                                                  ----                       ----                     ----
                                                                         % OF                     % of                      % of
                                                           AMOUNT      REVENUE       Amount      Revenue       Amount      Revenue
                                                          --------     --------     --------     --------     --------     --------
     Revenues .........................................   $ 48,109        100.0     $ 51,444        100.0     $ 51,725        100.0
     Cost of Sales ....................................     38,760         80.6       40,299         78.3       40,261         77.8
                                                          --------     --------     --------     --------     --------     --------
     Gross Profit .....................................      9,349         19.4       11,145         21.7       11,464         22.2
     Selling, General, and Administrative Expenses ....      7,640         15.9       7, 510         14.6        7,768         15.0
                                                          --------     --------     --------     --------     --------     --------
     Income from Operations ...........................      1,709          3.5        3,635          7.1        3,696          7.2

     Other Income .....................................        279          0.6          111          0.2           63          0.1
                                                          --------     --------     --------     --------     --------     --------
     Income Before Income Taxes .......................      1,988          4.1        3,746          7.3        3,759          7.3

     Provision for Income Taxes .......................        774          1.6        1,601          3.1        1,635          3.2
                                                          --------     --------     --------     --------     --------     --------
     Net Income .......................................   $  1,214          2.5     $  2,145          4.2     $  2,124          4.1
                                                          ========     ========     ========     ========     ========     ========

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the fiscal year ended May 31, 2006 decreased $3,336,000 or 6.5% from fiscal 2005. Substantially all of which related to a decrease with the Company's largest customer, Procurestaff, Ltd. (end client AT&T). Of this decrease, approximately $1.9 million was attributable to a decrease in the number of consultants on billing with this customer and approximately $1.4 million was attributable to the previously disclosed price reduction mandated by this customer. Beginning in May 2005, Procurestaff, Ltd. instituted a change in its pricing methodology for AT&T which not only reduced the Company's revenues but significantly decreased gross profit derived from this account because the Company was not able to reduce amounts paid to its consultants. Overall, the average number of consultants on billing with customers decreased from approximately 376 from the fiscal year ended May 31, 2005 to 343 for the fiscal year ended May 31, 2006.

The Company's revenues from programmers on billing continue to be affected by discounts, such as prompt payment and volume discounts, required by major customers as a condition to remaining on their approved vendor lists and the reduction in the number of vendors on the approval vendor lists to increase pricing competition among the remaining vendors. In addition, some major customers have retained third parties to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services and the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company. Revenues have also been impacted by the increased use of offshore development companies, particularly in India, over the past few years to provide technology related work and projects. The Company is unable to predict the long-term effects of these changes.

Although there has been some improvement in market conditions compared to the past few years, revenues have not improved since the Company has not yet fully adapted its business model to more effectively deal with changing market factors such as vendor management and off-shore IT operations.

As more fully described in Item I. "Business", in June 2006, the New York State Office of General Services, Procurement Services Group ("OGS") terminated its contract with the Company. The OGS actions were due to the report of an investigation by the Office of the Special Commissioner of Investigation of the New York City Department of Education ("DOE"). The investigative report concluded that the Company operated improperly from 2001 through the spring of 2003 by using a subcontracting arrangement to obtain programmers for positions with the DOE.

All new placements with the DOE, including renewals of existing placements, were being made under this OGS contract prior to its termination. As a result the Company will not be able to make new placements or renew existing placements with the DOE. The termination does not affect existing placements with the DOE until the date such positions are scheduled to expire. The DOE accounted for approximately 13% of the Company's revenues during the Company's fiscal year ended May 31, 2006. At May 31, 2006 the Company had forty-one consultants placed with the DOE. As a result of the termination, consultants placed with the DOE who came up for renewal have not been renewed. Of the remaining thirteen consultants, four are scheduled to end in February 2007 and nine in May 2010. DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting. DOE and the Company have agreed in principle to resolve these claims and permit the Company to be treated as a "responsible vendor" upon making a payment to DOE and appointment of an independent compliance monitor to monitor the Company's compliance with the DOE agreement. The treatment as a responsible vendor would allow the Company to continue to submit consultants to the DOE in response to DOE bid requests. The Company will also need to have its agreement with the OGS reinstated to make new placements with DOE. There can be no assurance that the Company will be able to continue to provide consultants to the DOE. Due to the claim asserted by the DOE and the proposed settlement, the Company has established a reserve of $900,000 as of May 31, 2006 which has been included in selling, general and administrative expenses. While the Company believes that its subcontracting did not result in overcharges to DOE, it has agreed to settle the matter in order to avoid the expense and uncertainty of litigation as well as to protect its existing business with DOE and maintain the potential to make future placements with DOE.

Revenues for fiscal 2005 decreased $281,000 or 0.5% from fiscal 2004. Reduced spending at many major customers decreased demand for placements, resulting in an overall decrease in the rates charged for computer programming services. Offshore facilities and the trend of an increasing number of customers using vendor management systems also had a negative impact on revenues.

Cost of Sales
-------------

Cost of sales decreased by $1,540,000, in fiscal 2006 from fiscal 2005. Cost of sales as a percentage of revenues increased to 80.6% in fiscal 2006 from 78.3% in fiscal 2005. The overall decrease in the cost of sales resulted from a decrease in the number of programmers on billing with customers. The increase in cost of sales as a percentage of revenue is due to lower pricing, particularly at the Company's largest customer Procurestaff Ltd. (end client AT&T) which accounted for approximately one half of the percentage increase and additional mandatory discount programs at other large customers, as discussed further above under Revenues.

Fiscal 2005 cost of sales increased $39,000, compared to fiscal 2004. The increase in costs resulted primarily from utilizing a higher percentage of the consultants as direct employees of the Company rather than employees of subcontractors and competitive market pressures on rates and discounts.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $130,000, or 1.7%, from $7,510,000 in fiscal 2005 to $7,640,000 in fiscal 2006. This increase was primarily the result of the $900,000 reserve established to settle claims by the DOE against the Company for subcontracting without written authorization. (See "Revenues" above). Without this reserve, these expenses would have decreased by almost $700,000 primarily due to decreased selling expenses of $450,000 and a decrease in expenses of $180,000 due to the termination of the effort to establish a new service offering. Excluding the reserve, selling, general and administrative expenses are expected to increase going forward as the Company has been hiring additional account executives and technical recruiters to address increasing competition, especially at accounts with third party vendor management organizations in place.

Selling, general and administrative expenses decreased $258,000 or 3.3% from $7,768,000 in fiscal 2004 to $7,510,000 in fiscal 2005. This decrease was primarily attributed to decreased legal, selling, technical recruiting and amortization expenses of $254,000, 144,000, 62,000 and $50,000, respectively. The decrease in the expenses was offset to some extent by approximately $300,000 of expenses incurred in an effort to establish a new service offering.

Other Income
------------

Fiscal 2006 other income resulted primarily from interest and dividend income of $358,000, which increased from the level realized in 2005 due to higher interest rates. The Company also had an unrealized loss of $7,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Fiscal 2005 other income resulted primarily from interest and dividend income of $178,000, which increased from the level realized in 2004 due to higher interest rates. The Company also had a realized loss of $4,000 from the sale of marketable securities due to a merger and an unrealized gain of $3,000 from marketable securities due to mark to market adjustments of its equity portfolio.

Income Taxes
------------

The effective income tax rate decreased to 38.9% in fiscal 2006 from 42.7% in fiscal 2005 because of lower state and local taxes and reversal of prior years' income tax over accruals. The over accruals resulted primarily from providing for state income taxes in excess of what was actually due with the filed returns.

The effective income tax rate decreased to 42.7% in fiscal 2005 from 43.5% in fiscal 2004 because of lower state and local taxes.

Net Income
----------

Net income decreased $931,000 or 43.4% from fiscal 2005. Net income decreased primarily due to the pre-tax reserve of $900,000 established to settle claims made by DOE as discussed in "Revenues" above. Without the reserve for DOE claims, net income would have decreased $461,000 or 21.5% from fiscal 2005 and income from operations would have been reduced $1,117,000 or 30.7% from fiscal 2005. Net income also decreased at a higher rate than revenues decreased due to the price reduction instituted by the Company's largest customer and additional mandatory discount programs at other large customers. These price reductions did not allow for any offsetting cost reductions in the amounts paid to the consultants on billing with the customers. These price reductions, along with a decrease in the number of consultants on billing with customers and the DOE reserve, were primarily responsible for the reduction in the Company's income from operations of $1,926,000 or 53.0% from fiscal 2005. The reduced effective income tax rate due to the reversal of prior years' over accruals offset, to some extent, the impact that the special reserve, price reductions and decreased number of consultants had on net income.

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

At May 31, 2006, the Company had working capital of $12,368,000 and cash and cash equivalents of $2,661,000 as compared to working capital of $14,391,000 and cash and cash equivalents of $2,571,000 at May 31, 2005. The Company's working capital also included $5,407,000 and $7,908,000 of marketable securities with maturities of less than one year at May 31, 2006 and 2005, respectively. The majority of decrease in working capital occurred due to the purchase of $1,491,000 of marketable securities with maturities in excess of one year.

Net cash flow of $965,000 was provided by operations during fiscal 2006 as compared to $4,562,000 of net cash flow from in operations in fiscal 2005. The cash flow from operations for fiscal 2006 primarily resulted from net income of $1,214,000 and an increase in accounts payable and accrued expenses of $708,000 offset by an increase in accounts receivable of $689,000 and an increase in prepaid and receivable income taxes of $305,000. The increase in accounts payable and accrued expenses primarily resulted from a $900,000 reserve established to settle claims made by the New York City Department of Education ("DOE"). The increase in accounts receivable at May 31, 2006, is attributable primarily to a delay by the DOE in making payments for seven of its consultants who had been placed under a contract with the New York State Office of General Services, Procurement Services Group ("OGS"). This contract was terminated by OGS in June 2006. (See Item I. Business). The DOE has not advised the Company as to the reason for the delay, but the Company believes the amounts are collectible. The cash flow from operations for 2005 primarily resulted from net income of $2,145,000 and a decrease in accounts receivable of $2,395,000. The decrease in accounts receivable occurred primarily due to significantly improved collections of accounts receivables from the DOE which had been outstanding at May 31, 2004.

Net cash provided by investing activities amounted to $980,000 for fiscal 2006, compared to $1,435,000 in net cash used for fiscal 2005. The net cash flows provided by investing activities in fiscal 2006 primarily resulted from the maturing of marketable securities. The net cash flows used in investing activities in fiscal 2005 primarily resulted from the purchase of additional marketable securities.

Cash used in financing activities during the fiscal year ended May 31, 2006 resulted from cash dividends paid of $1,782,000 and a distribution of $73,000 to the minority interest. Cash used in financing activities during the fiscal year ended May 31, 2005 resulted primarily from cash dividends paid of $2,741,000 and distribution of $83,000 to the minority interest.

The Company's capital resource commitments at May 31, 2006 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2006. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2007. As of May 31, 2006, no amounts were outstanding under this line of credit.

                                 Tabular Disclosure of Contractual Obligations
                                 ---------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                          Payments Due By Period
-------------------------------------------- --------------------------------------------------------------------------
                                                                Less than         1-3            3-5         More than
          Contractual Obligations                  Total          1 Year         Years          Years         5 Years
                                                 ----------     ----------     ----------     ----------     ----------
     Long-Term Debt ........................           --             --             --             --             --
     Capital Lease Obligations .............           --             --             --             --             --
     Operating Leases ......................        767,000        313,000        340,000        114,000           --
     Purchase Obligations ..................           --             --             --             --             --
     Employment Agreements .................      1,092,000        642,000        300,000        150,000           --
     Consulting Contract ...................        200,000        200,000           --             --             --
     Other Long-Term Liabilities
     Reflected on the Registrant's
     Balance Sheet under GAAP ..............           --             --             --             --             --
                                                 ----------     ----------     ----------     ----------     ----------
     Total .................................     $2,059,000     $1,155,000     $  640,000     $  264,000     $        0
                                                 ==========     ==========     ==========     ==========     ==========

-----------------------------------------------------------------------------------------------------------------------

Impact of New Accounting Standards
----------------------------------

In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123(R))," which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, the Company will adopt FAS123(R) at the beginning of fiscal 2007. The Company does not expect the adoption of FAS 123(R) to have a material impact on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes" (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 - "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.

In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 as of June 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

In November 2005, the FASB issued FSP 115-1 and ESP 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which nullify certain requirements of EITF 03-1 and supersede EITF D-44. The FSPs provide guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The FSPs are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the FSPs to have a material impact on its financial position, results of operations or cash flows.

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

ESTIMATING ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers, or in their willingness to pay, could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

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

Item 8. Financial Statements.
        --------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

     Report of Independent Registered Public Accounting Firm...............  18

     Consolidated Financial Statements:

     Consolidated Balance Sheets as of May 31, 2006 and 2005...............  19

     Consolidated Statements of Income for the
          years ended May 31, 2006, 2005 and 2004..........................  21

     Consolidated Statements of Stockholders' Equity
          for the years ended May 31, 2006, 2005 and 2004..................  22

     Consolidated Statements of Cash Flows for the
          years ended May 31, 2006, 2005 and 2004..........................  23

     Notes to Consolidated Financial Statements............................  24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2006. We have also audited the financial statement schedule for each of the three years in the period ended May 31, 2006 as listed on Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries at May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                   /s/ BDO SEIDMAN, LLP

Melville, New York
July 31, 2006, except as to Note 9, which is as of August 29, 2006.

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2006 AND 2005

                                     ASSETS

                                                                    2006            2005
                                                                ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents (note1 (d)) . . . . . . . . . .   $  2,660,739    $  2,571,276
    Marketable securities (note 1 (e))  . . . . . . . . . . .      5,406,830       7,908,138
    Accounts receivable:
        Trade, net of allowance for doubtful accounts
          of $355,000 in 2006 and $430,000 in 2005. . . . . .      8,272,963       7,509,188
        Other . . . . . . . . . . . . . . . . . . . . . . . .         90,172          69,511
                                                                ------------    ------------
                                                                   8,363,135       7,578,699

    Prepaid expenses. . . . . . . . . . . . . . . . . . . . .         48,793          46,280
    Prepaid and recoverable income taxes. . . . . . . . . . .        320,156          15,403
    Deferred income taxes (note 2). . . . . . . . . . . . . .        150,000         180,000
                                                                ------------    ------------

        TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . .     16,949,653      18,299,796
                                                                ------------    ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Equipment . . . . . . . . . . . . . . . . . . . . . . . .        271,646         247,801
    Furniture and fixtures. . . . . . . . . . . . . . . . . .        112,196         112,196
    Automobiles . . . . . . . . . . . . . . . . . . . . . . .        128,859         128,859
    Leasehold improvements  . . . . . . . . . . . . . . . . .         68,379          68,379
                                                                ------------    ------------
                                                                     581,080         557,235

    Less accumulated depreciation and amortization  . . . . .        544,946         524,142
                                                                ------------    ------------
                                                                      36,134          33,093

MARKETABLE SECURITIES (NOTE 1(E)) . . . . . . . . . . . . . .      1,490,547              --
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .         49,653          49,893
DEFERRED INCOME TAXES (NOTE 2). . . . . . . . . . . . . . . .        109,000         148,000
                                                                ------------    ------------
                                                                $ 18,634,987    $ 18,530,782
                                                                ============    ============


See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                              MAY 31, 2006 AND 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    2006            2005
                                                                ------------    ------------
CURRENT LIABILITIES:
    Accounts and other payables . . . . . . . . . . . . . . .   $    209,840    $    216,031
    Accrued and other liabilities:
        Salaries, wages and commissions . . . . . . . . . . .      1,683,207       1,890,620
        Legal and professional fees . . . . . . . . . . . . .         86,683          71,414
        Other . . . . . . . . . . . . . . . . . . . . . . . .        960,312          53,961
                                                                ------------    ------------
                                                                   2,730,202       2,015,995

    Advances from customers . . . . . . . . . . . . . . . . .      1,538,985       1,523,549
    Income taxes payable. . . . . . . . . . . . . . . . . . .        102,974         152,966
                                                                ------------    ------------

               TOTAL CURRENT LIABILITIES. . . . . . . . . . .      4,582,001       3,908,541
                                                                ------------    ------------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . .         31,751          33,458

COMMITMENTS AND CONTINGENCIES (NOTES 5, 6 AND 8)

STOCKHOLDERS' EQUITY (NOTES 3 AND 8):
    Preferred stock, $1.00 par value,
        Authorized 1,000,000 shares; none issued. . . . . . .             --              --
    Common stock, $.01 par value, authorized
        25,000,000 shares; issued 6,228,326 shares. . . . . .         62,283          62,283
    Additional paid-in capital. . . . . . . . . . . . . . . .      5,071,727       5,071,727
    Retained earnings . . . . . . . . . . . . . . . . . . . .     20,918,526      21,486,074
                                                                ------------    ------------
                                                                  26,052,536      26,620,084
    Less:  Treasury stock, 1,660,314 shares, at cost. . . . .     12,031,301      12,031,301
                                                                ------------    ------------

               TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . .     14,021,235      14,588,783
                                                                ------------    ------------

                                                                $ 18,634,987    $ 18,530,782
                                                                ============    ============





See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED MAY 31, 2006, 2005 AND 2004



                                                                    2006            2005            2004
                                                                ------------    ------------    ------------

REVENUES, NET . . . . . . . . . . . . . . . . . . . . . . . .   $ 48,108,589    $ 51,444,681    $ 51,725,431

COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . .     38,759,768      40,299,450      40,260,847
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . . . .      7,640,092       7,510,112       7,768,138
                                                                ------------    ------------    ------------
                                                                  46,399,860      47,809,562      48,028,985
                                                                ------------    ------------    ------------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . . . . .      1,708,729       3,635,119       3,696,446
                                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest and dividend income. . . . . . . . . . . . . . .        358,012         178,067         120,150
    Realized and unrealized (loss) gain from
       marketable securities, net . . . . . . . . . . . . . .         (7,152)           (828)          9,564
    Minority interest in subsidiary operating profits . . . .        (71,612)        (66,472)        (66,903)
                                                                ------------    ------------    ------------

                                                                     279,248         110,767          62,811
                                                                ------------    ------------    ------------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .      1,987,977       3,745,886       3,759,257

PROVISION FOR INCOME TAXES (NOTE 2) . . . . . . . . . . . . .        774,000       1,601,000       1,635,000
                                                                ------------    ------------    ------------

    NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .   $  1,213,977    $  2,144,886    $  2,124,257
                                                                ============    ============    ============

BASIC NET INCOME PER COMMON SHARE . . . . . . . . . . . . . .   $       0.27    $       0.47    $       0.47
                                                                ============    ============    ============

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES
OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . .      4,568,012       4,568,012       4,545,762
                                                                ============    ============    ============

DILUTED NET INCOME PER COMMON SHARE . . . . . . . . . . . . .   $       0.27    $       0.47    $       0.47
                                                                ============    ============    ============

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES
OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . .      4,568,012       4,569,966       4,550,939
                                                                ============    ============    ============


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 2006, 2005 AND 2004



                                                                                                                     TOTAL
                                    SHARES OF                      ADDITIONAL                                        STOCK-
                                     COMMON          COMMON         PAID-IN         RETAINED        TREASURY        HOLDERS'
                                     STOCK            STOCK         CAPITAL         EARNINGS          STOCK          EQUITY
                                  ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT MAY 31, 2003 ........  $  6,078,326    $     60,783    $  4,134,053    $ 31,094,167    $(12,031,301)   $ 23,257,702

NET INCOME .....................            --              --              --       2,124,257              --       2,124,257
EXERCISE OF STOCK
OPTIONS INCLUDING
RELATED TAX BENEFIT ............       150,000           1,500         873,187              --              --         874,687
SPECIAL CASH DIVIDEND PAID .....            --              --              --      (9,088,024)             --      (9,088,024)
CASH DIVIDENDS PAID ............            --              --              --      (2,048,405)             --      (2,048,405)
STOCK BASED COMPENSATION
EXPENSE (NOTE 1(N)) ............            --              --          71,787              --              --          71,787
                                  ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT MAY 31, 2004 ........     6,228,326          62,283       5,079,027      22,081,995     (12,031,301)     15,192,004


NET INCOME .....................            --              --              --       2,144,886              --       2,144,886
CASH DIVIDENDS PAID ............            --              --              --      (2,740,807)             --      (2,740,807)
STOCK BASED COMPENSATION
EXPENSE (RECOVERY)(NOTE1(N))....            --              --          (7,300)             --              --          (7,300)
                                  ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT MAY 31, 2005 ........     6,228,326    $     62,283    $  5,071,727    $ 21,486,074    $(12,031,301)   $ 14,588,783

NET INCOME .....................            --              --              --       1,213,977              --       1,213,977
CASH DIVIDENDS PAID ............            --              --              --      (1,781,525)             --      (1,781,525)
                                  ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT MAY 31, 2006 ........     6,228,326    $     62,283    $  5,071,727    $ 20,918,526    $(12,031,301)   $ 14,021,235
                                  ============    ============    ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2006, 2005 AND 2004



                                                                                         2006            2005            2004
                                                                                     ------------    ------------    ------------
Cash flows from operating activities:
    Net Income ....................................................................  $  1,213,977    $  2,144,886    $  2,124,257
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .............................................        20,804          30,309          80,438
        Realized and unrealized loss (gain) from marketable securities, net .......         7,152             828          (9,564)
        Deferred income taxes .....................................................        69,000          (5,000)        (20,000)
        Minority interest in subsidiary operating profits .........................        71,612          66,472          66,903
        Stock based compensation expense (recovery) ...............................            --          (7,300)         71,787
        Tax benefit from stock option exercises ...................................            --              --          45,000
        Changes in operating assets and liabilities:
        Recovery of bad debt expense ..............................................       (75,000)             --              --
        Accounts receivable-trade .................................................      (688,775)      2,395,432        (666,583)
               Other receivables ..................................................       (20,661)        (39,811)         21,128
               Prepaid expenses ...................................................        (2,513)         (7,362)            939
               Prepaid and recoverable income taxes ...............................      (304,753)             80          45,256
               Other assets .......................................................           240          35,000         (34,089)
               Accounts payable and accrued expenses ..............................       708,016         (52,164)       (232,724)
               Advances from customers ............................................        15,436          (9,093)       (260,854)
               Income taxes payable ...............................................       (49,992)          9,413         (99,428)
                                                                                     ------------    ------------    ------------

    Net cash provided by operating activities .....................................       964,543       4,561,690       1,132,466
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from maturities and sales of marketable securities ...............    12,792,923      12,419,289      14,914,970
        Purchases of marketable securities ........................................   (11,789,314)    (13,829,416)     (8,455,071)
        Purchases of fixed assets .................................................       (23,845)        (25,101)        (22,281)
                                                                                     ------------    ------------    ------------

    Net cash provided by (used in) investing activities ...........................       979,764      (1,435,228)      6,437,618
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Distribution to minority interest .........................................       (73,319)        (83,175)        (57,644)
        Cash dividends paid .......................................................    (1,781,525)     (2,740,807)    (11,136,429)
        Proceeds from exercise of stock options ...................................            --              --         829,687
                                                                                     ------------    ------------    ------------

    Net cash used in financing activities .........................................    (1,854,844)     (2,823,982)    (10,364,386)
                                                                                     ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................        89,463         302,480      (2,794,302)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....................................     2,571,276       2,268,796       5,063,098
                                                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................................  $  2,660,739    $  2,571,276    $  2,268,796
                                                                                     ============    ============    ============
SUPPLEMENTAL DISCLOSURE:
    Income taxes paid .............................................................  $  1,060,000    $  1,597,000    $  1,664,000
                                                                                     ============    ============    ============


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2006, 2005 AND 2004


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    BUSINESS, NATURE OF OPERATIONS AND CUSTOMER CONCENTRATIONS
       TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2006, two customers accounted for more than 10% of the Company's revenues, constituting 16.8% and 13.0% of revenues, respectively. In fiscal 2005, two customers accounted for more than 10% of the Company's revenues, constituting 22.2% and 13.5% of revenues, respectively. In fiscal 2004, two customers accounted for more than 10% of the Company's revenues, constituting 25.5% and 15.0% of revenues respectively. The accounts receivable associated with the Company's largest customer was $1,286,000, $1,360,000 and $2,377,000 at
       May 31, 2006, 2005 and 2004, respectively. The accounts receivable associated with the Company's second largest customer was $1,349,000, $666,000 and $2,253,000 at May 31, 2006, 2005, and 2004, respectively.
       The Company operates in one business segment, computer programming services.

(b)    PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)    REVENUE RECOGNITION
       The Company's contract computer programming services are generally provided under time and materials arrangements with its customers. Accordingly, such revenues are recognized as services are provided. Advances from customers represent amounts received from customers prior to the Company's completion of the related services, credit balances from overpayments and certain escheat liabilities.

       Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force
       (EITF) Issue 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

(d)    CASH AND CASH EQUIVALENTS
       The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2006 and 2005:

                                                     2006             2005
                                                 ------------     ------------
       Cash in banks. . . . . . . . . . . . .    $    286,625     $    294,237
       Money Market Funds . . . . . . . . . .       2,374,114        2,277,039
                                                 ------------     ------------
                                                 $  2,660,739     $  2,571,276
                                                 ============     ============

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2006, 2005 AND 2004


(e)    MARKETABLE SECURITIES
       The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to nineteen months), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value, with unrealized gains and losses included in earnings. The Company's marketable securities are summarized as follows:

                                                                Gross          Gross
                                                             Unrealized      Unrealized
                                              Amortized        Holding        Holding         Recorded
                                                Cost            Gains          Losses           Value
                                            ------------    ------------    ------------    ------------
              CURRENT
              -------
       2006:  US TREASURY SECURITIES . .    $  5,392,414    $         --    $         --    $  5,392,414
              EQUITY SECURITIES. . . . .          16,866              --          (2,450)         14,416
                                            ------------    ------------    ------------    ------------
                                            $  5,409,280    $         --    $     (2,450)   $  5,406,830
                                            ============    ============    ============    ============


              LONG TERM
              ---------
              US TREASURY SECURITIES        $  1,490,547    $         --    $         --    $  1,490,547
                                            ============    ============    ============    ============

       2005:  US Treasury securities . .    $  7,886,570    $         --    $         --    $  7,886,570
              Equity securities. . . . .          16,866           4,702              --          21,568
                                            ------------    ------------    ------------    ------------
                                            $  7,903,436    $      4,702    $         --    $  7,908,138
                                            ============    ============    ============    ============

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

(g)    DEPRECIATION AND AMORTIZATION
       Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

       Equipment...........................  3 years
       Furniture and fixtures..............  3 years
       Automobiles.........................  3 years
       Leasehold improvements..............  Lesser of lease term or useful life

(h)    NET INCOME PER COMMON SHARE
       Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any. No antidilutive stock options covering shares of common stock have been omitted from the calculation of diluted net income per common share for the fiscal year ended May 31, 2006, 2005 and 2004, respectively.

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

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2006, 2005 AND 2004


(j)    FAIR VALUE OF FINANCIAL INSTRUMENTS
       SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the financial statements approximate fair value because of the short-term maturities of these instruments. The fair value of marketable securities is based upon quoted market values at the end of a period.

(k)    USE OF ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to provisions for doubtful accounts receivable and assessments of the recoverability of the Company's deferred tax assets. Actual results could differ from those estimates.

(l)    LONG-LIVED ASSETS
       The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

(m)    COMPREHENSIVE INCOME
       The Company's net income equaled comprehensive income in fiscal 2006, 2005 and 2004.

(n)    STOCK OPTIONS
       On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, requires modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of May 31, 2005 and 2004 which were subject to variable accounting treatment. Accordingly, the Company recorded a non-cash compensation charge of $71,787 for the 2004 fiscal year and a net recovery of $7,300 for fiscal 2005. These options expired in June 2005.

       The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. All options granted under the plan had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. However, as a result of the large nonrecurring cash dividend discussed above, the remaining outstanding 10,000 options were treated as variable options until their expiration in June 2005. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2006, 2005 AND 2004

                                                                              Year Ended May 31,
                                                                  ------------------------------------------
                                                                      2006           2005           2004
                                                                  ------------   ------------   ------------
       Net income:
       As reported..............................................  $  1,213,977   $  2,144,886   $  2,124,257

       Add:  Stock-based employee compensation expense
             (recovery) included in reported net income,
             net of related tax effect..........................            --         (7,300)        71,787
                                                                  ------------   ------------   ------------
           Proforma net income..................................  $  1,213,977   $  2,137,586   $  2,196,044
                                                                  ============   ============   ============
       Basic and diluted net income per share:
           As reported..........................................  $       0.27   $       0.47   $       0.47
                                                                  ============   ============   ============
           Proforma SFAS 123....................................  $       0.27   $       0.47   $       0.48
                                                                  ============   ============   ============

       There were no options granted in fiscal 2006, 2005 and 2004.


(o)    IMPACT OF NEW ACCOUNTING STANDARDS
       In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123 (R))," which requires that the fair market value of all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, the Company will adopt FAS123(R) at the beginning of fiscal 2007. The Company does not expect the adoption of the FAS 123(R) to have a material impact on its consolidated financial statements.

       In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes" (FIN
       48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 - "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.

       In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 as of June 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

       In November 2005, the FASB issued FSP 115-1 and ESP 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which nullify certain requirements of EITF 03-1 and supersede EITF D-44. The FSPs provide guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The FSPs are effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the FSPs to have a material impact on its financial position, results of operations or cash flows.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2006, 2005 AND 2004


(p)    CREDIT RISK
       Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash equivalents with financial institutions and brokerage houses. The Company has substantially all of its cash in three bank accounts. The balances are insured by FDIC up to $100,000. Such cash balances, at times, may exceed FDIC limits. The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts. The Company has not experienced losses in any such accounts. The Company's accounts receivables represent approximately 60 accounts with open balances of which, the top 2 customers, as a percentage of revenue, consisted of 15.5% and 16.3% of the net accounts receivable balance at May 31, 2006, respectively.


(2)    INCOME TAXES
       A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2006, 2005, and 2004 to the reported amounts is as follows:

                                                            2006                   2005                   2004
                                                    ------------------     ------------------     ------------------
                                                      AMOUNT        %        Amount        %        Amount        %
                                                    ----------    ----     ----------    ----     ----------    ----
       Amounts at statutory federal tax rate .....  $  676,000    34.0%    $1,274,000    34.0%    $1,278,000    34.0%
       State and local taxes, net of federal
         income tax effect .......................     115,000     5.8        317,000     8.5        341,000     9.1
       Non-deductible expenses, and other ........     (17,000)   (0.9)        10,000     0.2         16,000     0.4
                                                    ----------    ----     ----------    ----     ----------    ----
                                                    $  774,000    38.9%    $1,601,000    42.7%    $1,635,000    43.5%
                                                    ==========    ====     ==========    ====     ==========    ====

       The components of the provision for income taxes are as follows:

                                               Federal          State           Total
                                            ------------    ------------    ------------
       2006:  CURRENT. . . . . . . . . .    $    551,000    $    154,000    $    705,000
              DEFERRED . . . . . . . . .          49,000          20,000          69,000
                                            ------------    ------------    ------------
                                            $    600,000    $    174,000    $    774,000
                                            ============    ============    ============

       2005:  Current. . . . . . . . . .    $  1,126,000    $    480,000    $  1,606,000
              Deferred . . . . . . . . .          (5,000)             --          (5,000)
                                            ------------    ------------    ------------
                                            $  1,121,000    $    480,000    $  1,601,000
                                            ============    ============    ============

       2004:  Current. . . . . . . . . .    $  1,139,000    $    516,000    $  1,655,000
              Deferred . . . . . . . . .         (20,000)             --         (20,000)
                                            ------------    ------------    ------------
                                            $  1,119,000    $    516,000    $  1,635,000
                                            ============    ============    ============

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2006 and 2005 are as follows:

                                                                2006            2005
                                                            ------------    ------------
       Allowance for doubtful accounts receivable . . . . . $    150,000    $    180,000
       Equipment and leasehold improvement
           Depreciation and amortization. . . . . . . . . .       54,000          89,000
       Acquired client relationships. . . . . . . . . . . .       55,000          59,000
                                                            ------------    ------------
           Total deferred income tax assets . . . . . . . . $    259,000    $    328,000
                                                            ============    ============

       The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2006, 2005 AND 2004

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

                                                             STOCK OPTIONS OUTSTANDING
                                                                                   WEIGHTED
                                                                      EXERCISE     AVERAGE
                                                         SHARES        PRICE        PRICE
                                                        --------      --------     --------
     Outstanding at May 31, 2003 ..................      160,000          5.53         5.53
     Options exercised ............................     (150,000)         5.53         5.53
                                                        --------      --------     --------
     Outstanding at May 31, 2004 and 2005 .........       10,000      $   5.53     $   5.53
                                                        ========      ========     ========
     Options expired ..............................      (10,000)     $   5.53     $   5.53
                                                        --------      --------     --------
     OUTSTANDING AT MAY 31, 2006 ..................            0      $      0     $      0
                                                        ========      ========     ========

(4)   LINE OF CREDIT
      The Company has an available line of credit of $5,000,000 with a major money center bank through October 6, 2007. As of May 31, 2006, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance. The Company intends to renew this facility on or before its current expiration.


(5)   COMMITMENTS AND CONTINGENCIES
      A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2006 follows:


                         PERIOD                  AMOUNT
                         ------                  ------

                    Less than
                    1 year...........          $   313,000
                    1-3 years........              340,000
                    3-5 years........              114,000
                    Over 5 years.....                 --
                                               -----------
                             Total             $   767,000
                                               ===========


      Total rent expenses under all lease agreements amounted to $340,000, $369,000 and $347,000 in fiscal 2006, 2005 and 2004.

      From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the financial position of the Company.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2006, 2005 AND 2004


(6)   EMPLOYMENT AGREEMENTS
      In June 2002, an employment agreement was entered into with the Chairman of the Board, Chief Executive Officer, President and Treasurer, which terminates May 31, 2007. This agreement provides for an initial base salary with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year. Additionally, the agreement provides for an annual discretionary bonus for each fiscal year, the maximum to be $50,000 if pre-tax profits are less than $1,000,000 and a minimum of 7.5% of pre-tax profit if such profits exceed $1,000,000.


(7)   UNAUDITED QUARTERLY FINANCIAL DATA
      The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2006 and 2005.

                                                        (Amounts in Thousands, except Per Share Data)

                                                                        Fiscal 2006
                                                                        -----------
                                                        First        Second       Third        Fourth
                                                       --------     --------     --------     --------
     Revenues ....................................     $ 12,465     $ 11,829     $ 11,595     $ 12,220
     Gross Profit ................................        2,526        2,369        2,108        2,346
     Net Income (loss)  ..........................          474          484          289          (33)
     Basic and Diluted Net Income (loss)
           per Common Share ......................     $   0.10     $   0.11     $   0.06     $  (0.01)

                                                        (Amounts in Thousands, except Per Share Data)

                                                                        Fiscal 2005
                                                                        -----------
                                                        First        Second       Third        Fourth
                                                       --------     --------     --------     --------
     Revenues ....................................     $ 13,381     $ 13,138     $ 12,433     $ 12,492
     Gross Profit ................................        2,927        2,907        2,591        2,720
     Net Income ..................................          599          575          452          519
     Basic and Diluted Net Income
           per Common Share ......................     $   0.13     $   0.13     $   0.10     $   0.11


(8)   SUBSEQUENT EVENT
      On August 15, 2006, the Board of Directors of the Company announced that a regular quarterly cash dividend of $0.08 per share will be paid on September 14, 2006 to shareholders of record as of August 29, 2006. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

(9)   MAJOR CUSTOMER
      In June 2006, the New York State Office of General Services, Procurement Services Group ("OGS") terminated its contract with the Company. The OGS actions were due to the report of an investigation by the Office of the Special Commissioner of Investigation of the New York City Department of Education ("DOE"). The investigative report concluded that the Company operated improperly from 2001 through the spring of 2003 by using a subcontracting arrangement to obtain programmers for positions with the DOE. The subcontracting was with a small firm that was owned by an individual who worked as a consultant under contract at the DOE in a supervising capacity and sometimes was involved in decisions to select consultants that financially benefited both him and the Company. The investigative report also suggested that the Company received advanced information as to new positions from this individual and that the subcontracting increased the costs to the DOE since two firms, instead of one, profited from this arrangement.

      All new placements with the DOE, including renewals of existing placements, were being made under this OGS contract prior to its termination. As a result the Company will not be able to make new placements or renew existing placements with the DOE. The termination does not affect existing placements with the DOE until the date such positions are scheduled to expire. The DOE accounted for approximately 13% of the Company's revenues during the Company's fiscal year ended May 31, 2006. At May 31, 2006 the Company had forty-one consultants placed with the DOE. As a result of the termination, consultants placed with the DOE who came up for renewal have not been renewed. Of the remaining thirteen consultants, four are scheduled to end in February 2007 and nine in May 2010.

      DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting without written authorization. On August 29, 2006, the DOE and the Company agreed in principle to resolve these claims and permit the Company to be treated as a "responsible vendor" upon making a payment to DOE of approximately $900,000 and appointment of an independent compliance monitor to monitor the Company's compliance with the DOE agreement. The treatment as a responsible vendor would allow the Company to continue to submit consultants to the DOE in response to DOE bid requests. The Company will also need to have its agreement with the OGS reinstated to make new placements with DOE.

      While the Company believes that its subcontracting did not result in overcharges to DOE, it has agreed to settle the matter in order to avoid the expense and uncertainty of litigation as well as to protect its existing business with DOE and maintain the potential to make future placements with DOE.

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

Item 9B.  Other Information
          -----------------

None

PART III

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2006 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.
          ----------------------

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

The information required by this Item 14 is incorporated by reference to the Company's definitive proxy statement in connection with the 2006 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

(a) The following documents are filed as part of this report:

     1. The financial statements as indicated in the index set forth on page 17.

     2. Financial statement schedule:

        Schedule supporting consolidated financial statements:             Page
                                                                           ----

           Schedule II - Valuation and Qualifying Accounts................  32


     Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

     3. Exhibits as listed in Exhibit Index on page 34.


                           TSR, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               Charged to
                                                Balance at      Cost and
                                                Beginning       Expense       Deductions/    Balance at
                                                of Period      (Recovery)     Write-Offs    End of Period

            Year ended May 31, 2006:
     Allowance for doubtful accounts........    $  430,000     $  (75,000)    $     --       $  355,000
                                                ==========     ==========     ==========     ==========


            Year ended May 31, 2005:
     Allowance for doubtful accounts........    $  430,000     $     --       $     --       $  430,000
                                                ==========     ==========     ==========     ==========


            Year ended May 31, 2004:
     Allowance for doubtful accounts........    $  430,000     $     --       $     --       $  430,000
                                                ==========     ==========     ==========     ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.


By:  /s/ J.F. Hughes
     -----------------------------------
     J. F. Hughes, Chairman

Dated: September 11, 2006


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


     /s/ James J. Hill
     -----------------------------------
     James J. Hill, Director


     /s/ Christopher Hughes
     -----------------------------------
     Christopher Hughes, Director


     /s/ Robert A. Esernio
     -----------------------------------
     Robert A. Esernio, Director


     /s/ Raymond A. Roel
     -----------------------------------
     Raymond A. Roel, Director


Dated: September 11, 2006

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2006



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

  10.1    Consulting Agreement between TSR, Inc. and Ernest G.
          Bago, dated as of September 30, 2005. Incorporated by
          reference to Exhibit 10.1 to the Accountingl Report on
          Form 10-Q filed by the Corporation for the fiscal
          quarter ended August 31, 2005.                                N/A

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

  10.5    Revolving Credit Agreement dated October 6, 1997 among
          TSR Consulting Services, Inc., TSR, Inc., N/A Catch/21
          Enterprises Incorporated and the Chase Manhattan Bank,
          incorporated by reference to Exhibit 10.3 to the
          Quarterly Report on Form 10-Q filed by the Company for
          the quarter ended August 31, 1997.                            N/A

  10.6    Employment Agreement dated June 1, 2005 between the
          Company and John G. Sharkey incorporated by reference
          to Exhibit 10.1 to the Report on Form 8-K filed by the
          Company on July 26, 2005.                                     N/A

  21      List of Subsidiaries                                           35

  23.1    Consent of BDO Seidman, LLP                                    36

  31.1    Certification by J.F. Hughes Pursuant to Securities
          Exchange Act Rule 13a-14                                       37

  31.2    Certification by John G. Sharkey Pursuant to Securities
          Exchange Act Rule 13a-14                                       38

  32.1    Certification of J.F. Hughes Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                    39

  32.2    Certification of John G. Sharkey Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                    40