Form 10-Q
period 2006-08-31
TSR INC
filed 2006-10-04
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended August 31, 2006


          [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from       to
                                              -----    -----


Commission File Number:                        0-8656
                          ------------------------------------------------------



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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    [_] Yes   [X] No

                               SHARES OUTSTANDING
                               ------------------

           4,568,012 shares of common stock, par value $.01 per share,
           -----------------------------------------------------------
                            as of September 30, 2006
                            ------------------------

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX





                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:


         Item 1.  Financial Statements:


                  Condensed Consolidated Balance Sheets -
                    August 31, 2006 and May 31, 2006.......................... 3


                  Condensed Consolidated Statements of Income -
                    For the three months ended August 31, 2006 and 2005....... 4


                  Condensed Consolidated Statements of Cash Flows -
                    For the three months ended August 31, 2006 and 2005....... 5


                  Notes to Condensed Consolidated Financial Statements........ 6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................10


         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...14


         Item 4.  Controls and Procedures.....................................14


Part II. Other Information....................................................15

         Item 1A. Risk Factors................................................15

         Item 6.  Exhibits....................................................15

Signatures....................................................................15

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      August 31,      May 31,
                                                                        2006           2006
                                                                    ------------   ------------
                                                                    (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents (Note 3) .........................   $  3,441,163   $  2,660,739
     Marketable securities (Note 5) .............................      5,896,143      5,406,830
     Accounts receivable (net of allowance for
       doubtful accounts of $355,000) ...........................      8,520,831      8,272,963
     Other receivables ..........................................         85,396         90,172
     Prepaid expenses ...........................................         48,899         48,793
     Prepaid and recoverable income taxes .......................        145,425        320,156
     Deferred income taxes ......................................        150,000        150,000
                                                                    ------------   ------------
       Total current assets .....................................     18,287,857     16,949,653

Marketable securities (Note 5) ..................................        993,867      1,490,547
Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $551,086 and $544,946) ....         37,859         36,134
Other assets ....................................................         49,653         49,603
Deferred income taxes ...........................................        109,000        109,000
                                                                    ------------   ------------

                                                                    $ 19,478,236   $ 18,634,987
                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ................................   $    209,913   $    209,840
     Accrued expenses and other current liabilities .............      3,153,066      2,730,202
     Advances from customers ....................................      1,527,474      1,538,985
     Dividends payable ..........................................        365,441             --
     Income taxes payable .......................................         78,699        102,974
                                                                    ------------   ------------
       Total current liabilities ................................      5,334,593      4,582,001
                                                                    ------------   ------------

Minority Interest ...............................................         44,187         31,751
                                                                    ------------   ------------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
       1,000,000 shares; none issued ............................             --             --
     Common stock, $.01 par value, authorized
       25,000,000 shares; issued 6,228,326 shares ...............         62,283         62,283
     Additional paid-in capital .................................      5,071,727      5,071,727
     Retained earnings ..........................................     20,996,747     20,918,526
                                                                    ------------   ------------
                                                                      26,130,757     26,052,536
     Less: Treasury stock, 1,660,314 shares, at cost ............     12,031,301     12,031,301
                                                                    ------------   ------------
                                                                      14,099,456     14,021,235
                                                                    ------------   ------------

                                                                    $ 19,478,236   $ 18,634,987
                                                                    ============   ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                            August 31,
                                                                    ---------------------------
                                                                        2006           2005
                                                                    ------------   ------------
Revenues, net ...................................................   $ 12,375,689   $ 12,464,701

Cost of sales ...................................................      9,998,545      9,939,448

Selling, general and administrative expenses ....................      1,748,723      1,740,602
                                                                    ------------   ------------
                                                                      11,747,268     11,680,050

Income from operations ..........................................        628,421        784,651

Other income (expense):
     Interest and dividend income ...............................        112,437         78,149
     Unrealized gain (loss) from marketable securities, net .....          1,240           (992)
     Minority interest in subsidiary operating profits ..........        (18,436)       (24,945)
                                                                    ------------   ------------


Income before income taxes ......................................        723,662        836,863
Provision for income taxes ......................................        280,000        363,000
                                                                    ------------   ------------

     Net income .................................................   $    443,662   $    473,863
                                                                    ============   ============

Basic and diluted net income per common share ...................   $       0.10   $       0.10
                                                                    ============   ============

Weighted average number of basic common shares outstanding ......      4,568,012      4,568,012
                                                                    ============   ============

Weighted average number of diluted common shares outstanding ....      4,568,012      4,568,012
                                                                    ============   ============



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                            August 31,
                                                                    ---------------------------
                                                                        2006           2005
                                                                    ------------   ------------
Cash flows from operating activities:
     Net income .................................................   $    443,662   $    473,863
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization ..............................          6,140          5,028
     Unrealized (gain) loss from marketable securities, net .....         (1,240)           992
     Minority interest in subsidiary operating profits ..........         18,436         24,945
     Deferred income tax benefit ................................             --          8,000
     Recovery of bad debt expense ...............................             --        (25,000)



Changes in assets and liabilities:
     Accounts receivable - trade ................................       (247,868)      (448,493)
     Other receivables ..........................................          4,777         (1,706)
     Prepaid expenses ...........................................           (106)        13,390
     Prepaid and recoverable income taxes .......................        174,731        (22,017)
     Other assets ...............................................             --             --
     Accounts payable and accrued expenses ......................        422,936         62,464
     Income taxes payable .......................................        (24,275)       221,384
     Advances from customers ....................................        (11,511)       (13,636)
                                                                    ------------   ------------

Net cash provided by operating activities .......................        785,682        299,214
                                                                    ------------   ------------

Cash flows from investing activities:
     Proceeds from maturities and sales of marketable securities.      2,444,806      2,960,175
     Purchases of marketable securities .........................     (2,436,199)    (2,949,220)
     Purchase of fixed assets ...................................         (7,865)        (9,806)
                                                                    ------------   ------------

Net cash provided by investing activities .......................            742          1,149
                                                                    ------------   ------------

Cash flows from financing activities
     Distribution to minority interest ..........................         (6,000)       (19,000)
     Cash dividends paid ........................................             --       (685,202)
                                                                    ------------   ------------

Net cash used in financing activities ...........................         (6,000)      (704,202)
                                                                    ------------   ------------

Net increase (decrease) in cash and cash equivalents ............        780,424       (403,839)
Cash and cash equivalents at beginning of period ................      2,660,739      2,571,276
                                                                    ------------   ------------

Cash and cash equivalents at end of period ......................   $  3,441,163   $  2,167,437
                                                                    ============   ============
Supplemental Disclosures:
     Income tax payments ........................................   $    130,000   $    156,000
                                                                    ============   ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2006, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2007. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2006.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. No options covering shares of common stock have been omitted from the calculations of diluted net income per common share for the three month periods ended August 31, 2006 and 2005, respectively, because their effect would have been antidilutive.

3.   Cash and Cash Equivalents
     -------------------------

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2006:

     Cash in banks. . . . . . . . . . . . . . . . . . .   $    6,833
     Money Market Funds . . . . . . . . . . . . . . . .    3,434,330
                                                          ----------
                                                          $3,441,163
                                                          ==========
4.   Revenue Recognition
     -------------------

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006
                                   (UNAUDITED)


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

                                                                    Gross         Gross
                                                                  Unrealized     Unrealized
                                                   Amortized       Holding        Holding        Recorded
     Current                                          Cost          Gains          Losses          Value
     -------                                      ------------   ------------   ------------    ------------
     United States Treasury Securities ........   $  5,880,487             --             --    $  5,880,487
     Equity Securities ........................         16,866             --         (1,210)         15,656
                                                  ------------   ------------   ------------    ------------
                                                  $  5,897,353   $         --   $     (1,210)   $  5,896,143
                                                  ============   ============   ============    ============

     Long - Term
     -----------
     United States Treasury Securities ........   $    993,867   $         --   $         --    $    993,867
                                                  ============   ============   ============    ============

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006
                                   (UNAUDITED)


6.   Stock Options
     -------------

     The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the plan have had an exercise price equal to the market value of the underlying common stock, and the number of shares represented by such options were known and fixed, on the date of grant. There were no options granted in fiscal 2007 and 2006.

7.   Recent Accounting Pronouncements
     --------------------------------

     In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123 (R))," which requires that the fair market value of all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, the Company has adopted FAS123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments as of August 31, 2006. The Company does not expect the adoption of the FAS 123(R) to have a material impact on its consolidated financial statements.

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

     In November 2005, the FASB issued FSP 115-1 and FSP 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which nullify certain requirements of EITF 03-1 and supersede EITF D-44. The FSPs provide guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The FSPs are effective for fiscal years beginning after December 15, 2005. The Company has adopted the FSPs as of the beginning of fiscal 2007 and it has not had a material impact on its financial position, results of operations or cash flows.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2006
                                   (UNAUDITED)


8.   Dividends
     ---------

     On August 15, 2006 the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.08 per share for the quarter ended May 31, 2006 would be paid on September 14, 2006 to shareholders of record as of August 29, 2006. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

9.   Major Customer
     --------------

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

     DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting without written authorization. On August 29, 2006, the DOE and the Company agreed in principle to resolve these claims and permit the Company to be treated as a "responsible vendor" upon making a payment to DOE and appointment of an independent compliance monitor to monitor the Company's compliance with the DOE agreement. The treatment as a responsible vendor would allow the Company to continue to submit consultants to the DOE in response to DOE bid requests. The Company will also need to have its agreement with the OGS reinstated to make new placements with DOE. Due to the claim asserted by DOE and the proposed settlement, the Company established a reserve of $900,000 as of May 31, 2006. While the Company believes that its subcontracting did not result in overcharges to DOE, it has agreed to settle the matter in order to avoid the expense and uncertainty of litigation as well as to protect its existing business with DOE and maintain the potential to make future placements with DOE. While the Company has agreed in principle to resolve this matter, the settlement has not been finalized and, therefore, there can be no assurance that the Company will be able to continue to provide consultants to DOE.

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

FORWARD-LOOKING STATEMENTS
--------------------------

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the settlement with the NYC Department of Education (DOE) and the Company's ability to continue to provide consultants to the DOE; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

THREE MONTHS ENDED AUGUST 31, 2006 COMPARED WITH THREE MONTHS
-------------------------------------------------------------
ENDED AUGUST 31, 2005
---------------------
                                                   Three Months Ended
                                                        August 31,
                                             (Dollar amounts in Thousands)
                                                  2006              2005
                                           ----------------  ----------------
                                                      % of              % of
                                            Amount  Revenues  Amount  Revenues
                                           -------- -------- -------- --------

Revenues ...............................   $ 12,376   100.0  $ 12,465   100.0
Cost of sales ..........................      9,999    80.8     9,939    79.7
                                           --------  ------  --------  ------
Gross profit ...........................      2,377    19.2     2,526    20.3

Selling, general, and administrative
  expenses..............................      1,749    14.1     1,741    14.0
                                           --------  ------  --------  ------
Income from operations .................        628     5.1       785     6.3


Other income ...........................         96     0.8        52     0.4
                                           --------  ------  --------  ------
Income before income taxes .............        724     5.9       837     6.7
Provision for income taxes .............        280     2.3       363     2.9
                                           --------  ------  --------  ------
Net income .............................   $    444     3.6  $    474     3.8
                                           ========  ======  ========  ======

                           TSR, INC. AND SUBSIDIARIES


REVENUES
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2006 decreased $89,000 or 0.7% from the comparable period in fiscal 2006. Due to the contract suspension with the NYC Department of Education (DOE), the consultants on billing with DOE decreased from 41 at May 31, 2006 to 13 at the end of the current quarter. While the Company has agreed in principle to resolve this matter with the DOE, the settlement has not yet been finalized and, therefore, there can be no assurance that the Company will be able to continue to provide consultants to the DOE. Despite this reduction in the number of consultants on billing at DOE, the overall average number of consultants on billing only decreased from 349 in the prior year quarter to 342 for the current quarter. Additional placements at other accounts have offset most of the reduction at DOE and, therefore, revenues have only declined slightly.

As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the vendor management company for AT&T is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. The Company is unable to predict whether and to what extent this change of relationship will impact the Company's business relationship with AT&T.

COST OF SALES
-------------

Cost of sales for the quarter ended August 31, 2006, increased $60,000 or 0.6% to $9,999,000 from $9,939,000 in the prior year period. Cost of sales as a percentage of revenues increased from 79.7% in the quarter ended August 31, 2005 to 80.8% in the quarter ended August 31, 2006. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.

Costs of sale as a percentage of revenues increased due to a further decline in revenues at AT&T, the Company's largest customer, due to Procurestaff, which had been the vendor management company for AT&T offering further discounts to AT&T following its merger with SBC Communications to maintain its relationship, which required the Company to reduce what it received from Procurestaff, and further reduced the Company's margins on its AT&T business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $8,000 or 0.5% from $1,741,000 in the quarter August 31, 2005 to $1,749,000 in the quarter ended August 31, 2006. This increase was primarily attributable to an increase in the number of technical recruiters. Additional recruiters have been hired to address increasing competition.

INCOME FROM OPERATIONS
----------------------

Income from operations decreased $157,000 or 20.0% from $785,000 in the quarter ended August 31, 2005 to $628,000 in the quarter ended August 31, 2006. The discount programs which have caused an increase in cost of sales as a percentage of revenues have also caused a greater percentage decline in income from operations than in revenues.

OTHER INCOME
------------

Other income resulted primarily from interest and dividend income, which increased by $34,000 to $112,000 due to higher interest rates in the quarter ended August 31, 2006. Additionally, the Company had an unrealized gain of $1,000 in the quarter ended August 31, 2006 versus an unrealized loss of $1,000 in the quarter ended August 31, 2005 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

INCOME TAXES
------------

The effective income tax rate of 38.7% for the quarter ended August 31, 2006 decreased from a rate of 43.4% in the quarter ended August 31, 2005 due to lower state and local taxes and reversal of prior years' income tax over accruals.

                           TSR, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At August 31, 2006, the Company had working capital of $12,953,000 and cash and cash equivalents of $3,441,000 as compared to working capital of $12,368,000 and cash and cash equivalents of $2,661,000 at May 31, 2006. The Company's working capital also included $5,896,000 and $5,407,000 of marketable securities with maturities of less than one year at August 31, 2006 and May 31, 2006, respectively. The working capital and marketable securities increased due to the reclassification of a security from long-term to current.

Net cash provided by operating activities of $786,000 for the three months ended August 31, 2006, compared to cash provided of $299,000 for the three months ended August 31, 2005. The cash provided by operating activities resulted primarily from the Company's net income and an increase in accounts payable and accrued expenses. Accounts payable and accrued expenses increased primarily due to increased amounts accrued for payments to consultants on billing because of the payroll cut-off dates. The cash provided by operating activities for the three months ending August 31, 2005 resulted primarily from net income.

Net cash provided by investing activities of $1,000 for the three months ended August 31, 2006 primarily resulted from reinvesting all of the proceeds of maturing US Treasury Securities.

Net cash used in financing activities resulted primarily from distributions to the minority interest of $6,000.

The Company's capital resource commitments at August 31, 2006 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2006. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2007. The Company is in process of negotiating a renewal of this line of credit with the bank. As of August 31, 2006, no amounts were outstanding under this line of credit.

                 Tabular Disclosure of Contractural Obligations
                 ----------------------------------------------

--------------------------------------------------------------------------------------------------------
                                                      Payments Due By Period
--------------------------------------------------------------------------------------------------------
Contractural Obligations
------------------------                        LESS THAN 1                                 MORE THAN 5
                                    TOTAL          YEAR         1-3 YEARS      3-5 YEARS      YEARS
                                ------------   ------------   ------------   ------------   ------------

Long-Term Debt ..............             --             --             --             --             --
Capital Lease Obligations ...             --             --             --             --             --
Operating Leases ............        690,000        306,000        289,000         95,000             --
Purchase Obligations ........             --             --             --             --             --
Employment Agreements .......        936,000        524,000        300,000        112,000             --
Consulting Contract .........        150,000        150,000             --             --             --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP ....             --             --             --             --             --
                                ------------   ------------   ------------   ------------   ------------
Total .......................   $  1,776,000   $    980,000   $    589,000   $    207,000   $         --
                                ============   ============   ============   ============   ============

                           TSR, INC. AND SUBSIDIARIES


RECENT ACCOUNT PRONOUNCEMENTS
-----------------------------

In December 2004, the FASB issued a revision of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123 (R))," which requires that the fair market value of all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, the Company has adopted FAS123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments as of August 31, 2006. The Company does not expect the adoption of the FAS 123(R) to have a material impact on its consolidated financial statements.

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

In November 2005, the FASB issued FSP 115-1 and FSP 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which nullify certain requirements of EITF 03-1 and supersede EITF D-44. The FSPs provide guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. The FSPs are effective for fiscal years beginning after December 15, 2005. The Company has adopted the FSPs as of the beginning of fiscal 2007 and it has not had a material impact on its financial position, results of operations or cash flows.

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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2006 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of August 31, 2006.

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

Part II. Other Information

Item 1A. Risk Factors

     There are no material changes to the risk factors described in the Form 10-K, filed on September 12, 2006, except as follows:

     Dependence on Significant Customers
     -----------------------------------
     As described under Part I, Item 2, the Company's relationship with AT&T has changed due to the merger of AT&T with SBC Communications and the resulting change in the relationship with AT&T of Procurestaff, through which the Company contracts with AT&T. This change has had a further impact on the Company's profit margins on consultants placed with AT&T and the Company cannot predict whether this change will adversely affect the number of consultants placed with AT&T.

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

                                              TSR Inc.
                                 -------------------------------
                                            (Registrant)


Date: October 2, 2006            /s/ J.F. Hughes
                                 -------------------------------
                                 J.F. Hughes, Chairman and President


Date: October 2, 2006            /s/ John G. Sharkey
                                 -------------------------------
                                 John G. Sharkey, Vice President Finance