Form 10-Q
period 2006-11-30
TSR INC
filed 2007-01-08
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended November 30, 2006


          [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from            to
                                              ----------    ----------


Commission File Number:                        0-8656
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

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   [_] Yes  [X] No

                               SHARES OUTSTANDING
                               ------------------
           4,568,012 shares of common stock, par value $.01 per share,
           -----------------------------------------------------------
                             as of December 31, 2006
                             -----------------------
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                       November 30, 2006 and May 31, 2006...................   3

                  Condensed Consolidated Statements of Income -
                       For the three months and six months ended
                       November 30, 2006 and 2005...........................   4

                  Condensed Consolidated Statements of Cash Flows -
                       For the six months ended November 30, 2006 and 2005..   5

                  Notes to Condensed Consolidated Financial Statements......   6


         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................  10


         Item 3.  Quantitative and Qualitative Disclosure About
                       Market Risk..........................................  16


         Item 4.  Controls and Procedures...................................  16




Part II. Other Information..................................................  17

         Item 1A. Risk Factors..............................................  17


         Item 6.  Exhibits..................................................  17


Signatures..................................................................  17

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                           November 30,     May 31,
                                                                                    2006           2006
                                                                                ------------   ------------
                                                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) .....................................   $  2,129,532   $  2,660,739
     Marketable securities (Note 5) .........................................      6,386,616      5,406,830
     Accounts receivable (net of allowance for doubtful accounts
        of $355,000) ........................................................      8,674,678      8,272,963
     Other receivables ......................................................        105,286         90,172
     Prepaid expenses .......................................................         63,883         48,793
     Prepaid and recoverable income taxes ...................................         82,761        320,156
     Deferred income taxes ..................................................        150,000        150,000
                                                                                ------------   ------------
        Total current assets ................................................     17,592,756     16,949,653

Marketable securities (Note 5) ..............................................        995,937      1,490,547
Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $557,687 and $544,946) ................         52,973         36,134
Other assets ................................................................         49,653         49,653
Deferred income taxes .......................................................        109,000        109,000
                                                                                ------------   ------------

                                                                                $ 18,800,319   $ 18,634,987
                                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ............................................   $    187,911   $    209,840
     Accrued expenses and other current liabilities .........................      2,872,309      2,730,202
     Advances from customers ................................................      1,496,443      1,538,985
     Income taxes payable ...................................................         51,765        102,974
                                                                                ------------   ------------
        Total current liabilities ...........................................      4,608,428      4,582,001
                                                                                ------------   ------------

Minority Interest ...........................................................         45,326         31,751
                                                                                ------------   ------------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized 1,000,000 shares;
        none issued .........................................................             --             --
     Common stock, $.01 par value, authorized 25,000,000 shares;
        issued 6,228,326 shares .............................................         62,283         62,283
     Additional paid-in capital .............................................      5,071,727      5,071,727
     Retained earnings ......................................................     21,043,856     20,918,526
                                                                                ------------   ------------
                                                                                  26,177,866     26,052,536
     Less: Treasury stock, 1,660,314 shares, at cost ........................     12,031,301     12,031,301
                                                                                ------------   ------------
                                                                                  14,146,565     14,021,235
                                                                                ------------   ------------
                                                                                $ 18,800,319   $ 18,634,987
                                                                                ============   ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                    Three Months Ended              Six Months Ended
                                                                       November 30,                    November 30,
                                                               ----------------------------    ----------------------------
                                                                   2006            2005            2006            2005
                                                               ------------    ------------    ------------    ------------
Revenues, net ..............................................   $ 12,626,000    $ 11,829,402    $ 25,001,689    $ 24,294,103

Cost of sales ..............................................     10,256,562       9,459,779      20,255,107      19,399,227
Selling, general and administrative expenses ...............      1,805,021       1,601,046       3,553,744       3,341,648
                                                               ------------    ------------    ------------    ------------
                                                                 12,061,583      11,060,825      23,808,851      22,740,875
                                                               ------------    ------------    ------------    ------------

Income from operations .....................................        564,417         768,577       1,192,838       1,553,228

Other income (expense):
     Interest and dividend income ..........................        114,812          83,450         227,249         161,599
     Realized and unrealized gain (loss) from marketable
        securities, net ....................................          1,460             768           2,700            (224)
     Minority interest in subsidiary operating profits .....        (12,139)        (22,923)        (30,575)        (47,868)
                                                               ------------    ------------    ------------    ------------

Income before income taxes .................................        668,550         829,872       1,392,212       1,666,735

Provision for income taxes .................................        256,000         346,000         536,000         709,000
                                                               ------------    ------------    ------------    ------------

     Net income ............................................   $    412,550    $    483,872    $    856,212    $    957,735
                                                               ============    ============    ============    ============

Basic and diluted net income per common share ..............   $       0.09    $       0.11    $       0.19    $       0.21
                                                               ============    ============    ============    ============

Weighted average number of basic common shares outstanding..      4,568,012       4,568,012       4,568,012       4,568,012
                                                               ============    ============    ============    ============

Weighted average number of diluted common shares outstanding      4,568,012       4,568,012       4,568,012       4,568,012
                                                               ============    ============    ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                                   Six Months Ended
                                                                                      November 30,
                                                                              ----------------------------
                                                                                  2006            2005
                                                                              ------------    ------------
Cash flows from operating activities:
     Net income ...........................................................   $    856,212    $    957,735
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization .....................................         12,741          10,560
        Realized and unrealized (gain) loss from marketable securities, net         (2,700)            224
        Minority interest in subsidiary operating profits .................         30,575          47,868
        Deferred income tax benefit .......................................             --          57,000
        Recovery of bad debt expense ......................................             --         (50,000)
Changes in assets and liabilities:
     Accounts receivable - trade ..........................................       (401,715)       (564,343)
     Other receivables ....................................................        (15,114)        (14,559)
     Prepaid expenses .....................................................        (15,090)         20,984
     Prepaid and recoverable income taxes .................................        237,395         (30,017)
     Other assets .........................................................             --             240
     Accounts payable and accrued expenses ................................        120,178        (363,919)
     Income taxes payable .................................................        (51,209)        (50,616)
     Advances from customers ..............................................        (42,542)        (21,290)

     Net cash provided by (used in) operating activities ..................        728,731            (133)
                                                                              ------------    ------------

Cash flows from investing activities:
     Proceeds from maturities and sales of marketable securities ..........      4,402,747       5,913,431
     Purchases of marketable securities ...................................     (4,885,223)     (5,399,771)
     Purchases of fixed assets ............................................        (29,580)        (15,784)
                                                                              ------------    ------------

     Net cash (used in) provided by investing activities ..................       (512,056)        497,876
                                                                              ------------    ------------

Cash flows from financing activities:
     Distribution to minority interest ....................................        (17,000)        (19,000)
     Cash dividends paid ..................................................       (730,882)     (1,050,643)
                                                                              ------------    ------------

     Net cash used in financing activities ................................       (747,882)     (1,069,643)
                                                                              ------------    ------------

Net decrease in cash and cash equivalents .................................       (531,207)       (571,900)
Cash and cash equivalents at beginning of period ..........................      2,660,739       2,571,276

Cash and cash equivalents at end of period ................................   $  2,129,532    $  1,999,376
                                                                              ============    ============

Supplemental Disclosures:
     Income tax payments ..................................................   $    350,000    $    733,000
                                                                              ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006
                                   (UNAUDITED)


1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the six months ended November 30, 2006, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2007. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2006.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. No options covering shares of common stock have been omitted from the calculations of diluted net income per common share for the three month and six month periods ended November 30, 2006 and 2005, respectively, because their effect would have been antidilutive.

3.   Cash and Cash Equivalents
     -------------------------

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2006:

     Cash in banks. . . . . . . . . . . . . . . . . . . . . .  $    441,330
     Money Market Funds . . . . . . . . . . . . . . . . . . .     1,688,202
                                                               ------------
                                                               $  2,129,532
                                                               ============
4.   Revenue Recognition
     -------------------

     The Company's contract computer programming services are generally provided under time and materials agreements with customers. Accordingly, the Company recognizes such revenues as services are provided. Advances from customers represent amounts received from customers prior to the Company's provision of the related services, credit balances from overpayments and certain escheat liabilities.

     Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force
     (EITF) Issue 01-14 "Income Statement of Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006
                                   (UNAUDITED)


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

                                                                    Gross          Gross
                                                                  Unrealized     Unrealized
                                                   Amortized       Holding        Holding        Recorded
     Current                                          Cost          Gains          Losses          Value
     -------                                      ------------   ------------   ------------   ------------
     United States Treasury Securities ........   $  6,369,500             --             --   $  6,369,500
     Equity Securities ........................         16,866            250             --         17,116
                                                  ------------   ------------   ------------   ------------
                                                  $  6,386,366   $        250   $         --   $  6,386,616
                                                  ============   ============   ============   ============
     Long - Term
     -----------

     United States Treasury Securities ........   $    995,937   $         --   $         --   $    995,937
                                                  ============   ============   ============   ============

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006
                                   (UNAUDITED)


6.   Stock Options
     -------------

     The Company has one stock-based employee compensation plan in effect. Effective June 1, 2006, the Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123 (R))," which requires that the fair market value of all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted FAS123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments as of November 30, 2006. The Company previously accounted for share-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

7.   Recent Accounting Pronouncements
     --------------------------------

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

     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company's consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                NOVEMBER 30, 2006
                                   (UNAUDITED)


8.   Dividends
     ---------

     On January 4, 2007 the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.08 per share for the quarter ended November 30, 2006 would be paid on February 5, 2007 to shareholders of record as of January 22, 2007. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

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

     All new placements with the DOE, including renewals of existing placements, were being made under this OGS contract prior to its termination. As a result, until a new OGS contract is entered into, the Company will not be able to make new placements or renew existing placements with the DOE. The termination does not affect existing placements with the DOE until the date such positions are scheduled to expire. At May 31, 2006 the Company had forty-one consultants placed with the DOE. As a result of the termination, consultants placed with the DOE who came up for renewal have not been renewed. Of the remaining eleven consultants, five are scheduled to end in February 2007 and six in May 2010.

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

Forward-Looking Statements
--------------------------

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the settlement with the NYC Department of Education (DOE) and the Company's ability to continue to provide consultants to the DOE; the impact on the Company's business due to the merger of AT&T and SBC Communications, Inc.; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of earnings. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2006 compared with three months ended November
------------------------------------------------------------------------------
30, 2005
--------

                                                                         Three Months Ended
                                                                             November 30,
                                                                     (Dollar amounts in Thousands)
                                                                  2006                          2005
                                                      ---------------------------   ---------------------------
                                                                         % of                          % of
                                                         Amount        Revenues        Amount        Revenues
                                                      ------------   ------------   ------------   ------------
Revenues ..........................................   $     12,626          100.0   $     11,829          100.0
Cost of sales .....................................         10,256           81.2          9,460           80.0
                                                      ------------   ------------   ------------   ------------
Gross profit ......................................          2,370           18.8          2,369           20.0

Selling, general, and administrative expenses......          1,805           14.3          1,601           13.5
                                                      ------------   ------------   ------------   ------------
Income from operations ............................            565            4.5            768            6.5

Other income ......................................            104            0.8             62            0.5
                                                      ------------   ------------   ------------   ------------
Income before income taxes ........................            669            5.3            830            7.0
Provision for income taxes ........................            256            2.0            346            2.9
                                                      ------------   ------------   ------------   ------------
Net income ........................................   $        413            3.3   $        484            4.1
                                                      ============   ============   ============   ============

                           TSR, INC. AND SUBSIDIARIES
Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended November 30, 2006 increased $797,000 or 6.7% from the comparable period in fiscal 2006. Due to the contract suspension with the NYC Department of Education (DOE), the consultants on billing with DOE decreased from 41 at May 31, 2006 to 11 at the end of the current quarter. The Company expects a further reduction to six at the end of the next quarter due to placements that will expire February 28, 2007. While the Company has agreed in principle to resolve this matter with the DOE, the settlement has not been finalized and, therefore, there can be no assurance that the Company will be able to continue to provide consultants to the DOE. Despite this reduction in the number of consultants on billing at DOE, the overall average number of consultants on billing increased from 345 in the prior year quarter to 348 for the current quarter. Additional placements at other accounts, many at higher billing rates, have offset most of the reduction at DOE and, therefore, revenues have increased.

As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the vendor management company for AT&T is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to these changes, the Company experienced a decrease in new placements with AT&T during the second fiscal quarter. The Company is unable to predict whether this change of relationship will continue to impact the Company's business relationship with AT&T.

Cost of Sales
-------------

Cost of sales for the quarter ended November 30, 2006, increased $796,000 or 8.4% to $10,256,000 from $9,460,000 in the prior year period. Cost of sales as a percentage of revenues increased from 80.0% in the quarter ended November 30, 2005 to 81.2% in the quarter ended November 30, 2006. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.

Cost of sales as a percentage of revenues increased because of a decline in revenues at AT&T, the Company's largest customer, due to Procurestaff offering further discounts to AT&T to maintain its relationship. This required the Company to reduce what it received from Procurestaff, which further reduced the Company's margins on its AT&T business.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $204,000 or 12.7% from $1,601,000 in the quarter ended November 30, 2005 to $1,805,000 in the quarter ended November 30, 2006. This increase was primarily attributable to an increase in the number of technical recruiters and sales executives. Additional personnel have been hired to address increasing competition.

Income from Operations
----------------------

In spite of the increase in revenues, income from operations decreased $203,000 or 26.4% from $768,000 in the quarter ended November 30, 2005 to $565,000 in the quarter ended November 30, 2006. The discount programs which have caused an increase in cost of sales as a percentage of revenues, along with the expenses related to the hiring of additional sales and recruiting personnel, have reduced income from operations.

Other Income
------------

Other income resulted primarily from interest and dividend income, which increased by $31,000 to $115,000 due to higher interest rates in the quarter ended November 30, 2006. Additionally, the Company had unrealized gains of $1,000 in both the quarter ended November 30, 2006 and the quarter ended November 30, 2005 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

                           TSR, INC. AND SUBSIDIARIES


Income Taxes
------------

The effective income tax rate of 38.3% for the quarter ended November 30, 2006 decreased from a rate of 41.7% in the quarter ended November 30, 2005 due to lower state and local taxes and reversal of prior years' income tax over accruals.


Six months ended November 30, 2006 compared with six months ended November 30,
------------------------------------------------------------------------------
2005
----

                                                                          Six Months Ended
                                                                             November 30,
                                                                    (Dollar amounts in Thousands)
                                                                  2006                          2005
                                                      ---------------------------   ---------------------------
                                                                         % of                          % of
                                                         Amount        Revenues        Amount        Revenues
                                                      ------------   ------------   ------------   ------------
Revenues ..........................................   $     25,002          100.0   $     24,294          100.0
Cost of sales .....................................         20,255           81.0         19,399           79.9
                                                      ------------   ------------   ------------   ------------
Gross profit ......................................          4,747           19.0          4,895           20.1

Selling, general, and administrative expenses .....          3,554           14.2          3,342           13.8
                                                      ------------   ------------   ------------   ------------
Income from operations ............................          1,193            4.8          1,553            6.3

Other income ......................................            199            0.8            114            0.5
                                                      ------------   ------------   ------------   ------------
Income before income taxes ........................          1,392            5.6          1,667            6.8
Provision for income taxes ........................            536            2.2            709            2.9
                                                      ------------   ------------   ------------   ------------
Net income ........................................   $        856            3.4   $        958            3.9
                                                      ============   ============   ============   ============



Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the six months ended November 30, 2006 increased $708,000 or 2.9% from the comparable period in fiscal 2006. Due to the contract suspension with the NYC Department of Education (DOE), the consultants on billing with DOE decreased from 41 at May 31, 2006 to 11 at the end of the current period. The Company expects a further reduction to six at the end of the next quarter due to placements that will expire February 28, 2007. Despite this reduction in the number of consultants on billing at DOE, the overall average number of consultants on billing only decreased from 347 in the prior year period to 345 for the current period. Additional placements at other accounts, many at higher billing rates, have offset most of the reduction at DOE and, therefore, revenues have increased.

Cost of Sales
-------------

Cost of sales for the six months ended November 30, 2006, increased $856,000 or 4.4% to $20,255,000 from $19,399,000 in the prior year period. Cost of sales as a percentage of revenues increased from 79.9% in the six months ended November 30, 2005 to 81.0% in the six months ended November 30, 2006. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.

Cost of sales as a percentage of revenues increased because of a decline in revenues at AT&T, the Company's largest customer, due to Procurestaff offering further discounts to AT&T to maintain its relationship. This required the Company to reduce what it received from Procurestaff, which further reduced the Company's margins on its AT&T business.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $212,000 or 6.3% from $3,342,000 in the six months ended November 30, 2005 to $3,554,000 in the six months ended November 30, 2006. This increase was primarily attributable to an increase in the number of technical recruiters and sales executives. Additional personnel have been hired to address increasing competition.

Income from Operations
----------------------

In spite of the increase in revenues, income from operations decreased $360,000 or 23.2% from $1,553,000 in the six months ended November 30, 2005 to $1,193,000 in the six months ended November 30, 2006. The discount programs which have caused an increase in cost of sales as a percentage of revenues, along with the expenses related to the hiring of additional sales and recruiting personnel, have reduced income from operations.

Other Income
------------

Other income resulted primarily from interest and dividend income, which increased by $65,000 to $227,000 due to higher interest rates in the six months ended November 30, 2006. Additionally, the Company had an unrealized gain of $3,000 in the six months ended November 30, 2006 from marketable securities due to mark to market adjustments of its trading securities equity portfolio.

Income Taxes
------------

The effective income tax rate of 38.5% for the six months ended November 30, 2006 decreased from a rate of 42.5% in the six months ended November 30, 2005 due to lower state and local taxes and reversal of prior years' income tax over accruals.

                           TSR, INC. AND SUBSIDIARIES


Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At November 30, 2006, the Company had working capital of $12,984,000 and cash and cash equivalents of $2,130,000 as compared to working capital of $12,368,000 and cash and cash equivalents of $2,661,000 at May 31, 2006. The Company's working capital also included $6,387,000 and $5,407,000 of marketable securities with maturities of less than one year at November 30, 2006 and May 31, 2006, respectively. The working capital and marketable securities increased due to the reclassification of a security from long-term to current.

Net cash provided by operating activities of $729,000 for the six months ended November 30, 2006, compared to no cash provided for the six months ended November 30, 2005. The cash provided by operating activities resulted primarily from the Company's net income and a decrease in prepaid and recoverable income taxes, offset by an increase in accounts receivables. The accounts receivable increased due to delays in payments from the NYC Department of Education (DOE). The Company has not been notified by the DOE that it is disputing the amounts due. The absence of cash provided by operating activities for the six months ending November 30, 2005 resulted primarily from net income being offset by an increase in accounts receivables and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities of $512,000 for the six months ended November 30, 2006 primarily resulted from purchasing US Treasury Securities in excess of maturities.

Net cash used in financing activities of $748,000 resulted primarily from cash dividends paid during the period.

The Company's capital resource commitments at November 30, 2006 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2006. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2007. As of November 30, 2006, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

=====================================================================================================================
                                                                 Payments Due By Period
=====================================================================================================================

Contractual Obligations
-----------------------                                LESS THAN 1                                        MORE THAN 5
                                         TOTAL            YEAR           1-3 YEARS        3-5 YEARS          YEARS
                                     ------------     ------------     ------------     ------------     ------------
Long-Term Debt . . . . . . . . . .             --               --               --               --               --
Capital Lease Obligations. . . . .             --               --               --               --               --
Operating Leases . . . . . . . . .        612,000          281,000          254,000           77,000               --
Purchase Obligations . . . . . . .             --               --               --               --               --
Employment Agreements  . . . . . .        774,000          399,000          300,000           75,000               --
Consulting Contract. . . . . . . .        100,000          100,000               --               --               --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP . . . . .             --               --               --               --               --
                                     ------------     ------------     ------------     ------------     ------------
Total. . . . . . . . . . . . . . .   $  1,486,000     $    780,000     $    554,000     $    152,000     $         --
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

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company's consolidated financial statements.

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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2006 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of November 30, 2006.


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

Part II.  Other Information

Item 1A.  Risk Factors

          There are no material changes to the risk factors described in the Form 10-K, filed on September 12, 2006, except as follows:

          Dependence on Significant Customers
          -----------------------------------
          As described under Part I, Item 2, the Company's relationship with AT&T has changed due to the merger of AT&T with SBC Communications and the resulting change in the relationship with AT&T of Procurestaff, through which the Company contracts with AT&T. This change has had a further impact on the Company's profit margins on consultants placed with AT&T and recently created a decrease in new placements with AT&T. The Company cannot predict the extent to which this change will adversely affect the number of consultants placed with AT&T.

          As more fully described Footnote 9 to the Company's Condensed Financial Statements, the Company has agreed in principle to settle a claim by the New York City Department of Education (DOE). This settlement has not been finalized and, therefore, there can be no assurance that the Company will be able to continue to provide consultants to DOE. At the end of the quarter ended November 30, 2006, there were eleven consultants remaining on billing at DOE. The Company expects a further reduction to six at the end of the next quarter due to placements that will expire February 28, 2007.

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


                                                        TSR Inc.
                                        ----------------------------------------
                                                     (Registrant)


Date:     January 5, 2007               /s/ J.F. Hughes
                                        ----------------------------------------
                                        J.F. Hughes, Chairman and President



Date:     January 5, 2007               /s/ John G. Sharkey
                                        ----------------------------------------
                                        John G. Sharkey, Vice President Finance