Form 10-Q
period 2007-02-28
TSR INC
filed 2007-04-03
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended February 28, 2007


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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                               SHARES OUTSTANDING
                               ------------------

4,568,012 shares of common stock, par value $.01 per share, as of March 31, 2007
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
Part I.  Financial Information:

     Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets -
              February 28, 2007 and May 31, 2006.....................................................      3

             Condensed Consolidated Statements of Income -
              For the three months and nine months ended February 28, 2007 and 2006..................      4

             Condensed Consolidated Statements of Cash Flows -
              For the nine months ended February 28, 2007 and 2006...................................      5

             Notes to Condensed Consolidated Financial Statements....................................      6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...     10

     Item 3. Quantitative and Qualitative Disclosure About Market Risk...............................     16

     Item 4. Controls and Procedures..................................................................    16

Part II.  Other Information...........................................................................    17

     Item 1A. Risk Factors............................................................................    17

     Item 6. Exhibits.................................................................................    17

Signatures............................................................................................    17

Part I. Financial Information
        Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                February 28,      May 31,
                                                                          2007           2006
                                                                      -----------     -----------
                                                                      (Unaudited)
Current Assets:
     Cash and cash equivalents (Note 3) .........................     $ 2,109,166     $ 2,660,739
     Marketable securities (Note 5) .............................       6,390,606       5,406,830
     Accounts receivable (net of allowance for
          doubtful accounts of $355,000) ........................       8,208,416       8,272,963
     Other receivables ..........................................          95,932          90,172
     Prepaid expenses ...........................................          65,645          48,793
     Prepaid and recoverable income taxes .......................          79,271         320,156
     Deferred income taxes ......................................         150,000         150,000
                                                                      -----------     -----------
          Total current assets ..................................      17,099,036      16,949,653

Marketable securities (Note 5) ..................................         998,125       1,490,547
Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $541,583 and $544,946) ....          46,987          36,134
Other assets ....................................................          49,653          49,653
Deferred income taxes ...........................................         109,000         109,000
                                                                      -----------     -----------

                                                                      $18,302,801     $18,634,987
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ................................     $   286,503     $   209,840
     Accrued expenses and other current liabilities .............       2,487,498       2,730,202
     Advances from customers ....................................       1,541,443       1,538,985
     Income taxes payable .......................................            --           102,974
                                                                      -----------     -----------
          Total current liabilities .............................       4,315,444       4,582,001
                                                                      -----------     -----------

Minority Interest ...............................................           4,975          31,751
                                                                      -----------     -----------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued .........................            --              --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 shares ............          62,283          62,283
     Additional paid-in capital .................................       5,071,727       5,071,727
     Retained earnings ..........................................      20,879,673      20,918,526
                                                                      -----------     -----------
                                                                       26,013,683      26,052,536
     Less: Treasury stock, 1,660,314 shares, at cost ............      12,031,301      12,031,301
                                                                      -----------     -----------
                                                                       13,982,382      14,021,235
                                                                      -----------     -----------

                                                                      $18,302,801     $18,634,987
                                                                      ===========     ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           TSR, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                                   (UNAUDITED)

                                                                  Three Months Ended                   Nine Months Ended
                                                             February 28,      February 28,      February 28,      February 28,
                                                                 2007              2006              2007              2006
                                                             ------------      ------------      ------------      ------------
Revenues, net ..........................................     $ 11,773,704      $ 11,594,872      $ 36,775,393      $ 35,888,975

Cost of sales ..........................................        9,722,403         9,486,969        29,977,510        28,886,196

Selling, general and administrative expenses ...........        1,777,553         1,683,686         5,331,297         5,025,334
                                                             ------------      ------------      ------------      ------------
                                                               11,499,956        11,170,655        35,308,807        33,911,530
                                                             ------------      ------------      ------------      ------------

Income from operations .................................          273,748           424,217         1,466,586         1,977,445

Other income (expense):
     Interest and dividend income ......................          118,965            93,644           346,214           255,243
     Realized and unrealized gain (loss) from marketable
       securities, net .................................           (1,228)           (4,864)            1,472            (5,088)
     Minority interest in subsidiary operating profits .           (6,227)           (9,377)          (36,802)          (57,245)
                                                             ------------      ------------      ------------      ------------

Income before income taxes .............................          385,258           503,620         1,777,470         2,170,355
Provision  for income taxes ............................          184,000           214,000           720,000           923,000
                                                             ------------      ------------      ------------      ------------
  Net  income ..........................................     $    201,258      $    289,620      $  1,057,470      $  1,247,355
                                                             ============      ============      ============      ============

Basic and diluted net income per common share ..........     $       0.04      $       0.06      $       0.23      $       0.27
                                                             ============      ============      ============      ============

Weighted average number of basic common shares
outstanding ............................................        4,568,012         4,568,012         4,568,012         4,568,012
                                                             ============      ============      ============      ============
Weighted average number of diluted common
  shares outstanding ...................................        4,568,012         4,568,012         4,568,012         4,568,012
                                                             ============      ============      ============      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 February 28,
                                                                            2007              2006
                                                                        ------------      ------------
Cash flows from operating activities:
     Net income ...................................................     $  1,057,470      $  1,247,355
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization .............................           20,546            16,100
        Realized and unrealized (gain) loss from
          marketable securities, net ..............................           (1,472)            5,088

        Minority interest in subsidiary  operating profits ........           36,802            57,245
        Deferred income tax benefit ...............................             --              69,000
        Recovery of bad debt expense ..............................             --             (75,000)

Changes in assets and liabilities:
          Accounts receivable - trade .............................           64,547          (513,586)
          Other receivables .......................................           (5,760)           (9,063)
          Prepaid expenses ........................................          (16,852)            9,845
          Prepaid and recoverable income taxes ....................          240,885           (69,253)
          Other assets ............................................             --                 240
          Accounts payable and accrued expenses ...................         (166,041)         (464,318)
          Income taxes payable ....................................         (102,974)           11,276
          Advances from  customers ................................            2,458            15,552
                                                                        ------------      ------------

     Net cash  provided by operating activities ...................        1,129,609           300,481
                                                                        ------------      ------------

Cash flows from investing activities:
        Proceeds from maturities and sales of marketable securities        7,332,461        10,342,372
        Purchases of marketable securities ........................       (7,822,343)       (9,330,925)
        Purchases of fixed assets .................................          (31,399)          (15,783)
                                                                        ------------      ------------
    Net cash (used in) provided by investing activities ...........         (521,281)          995,664
                                                                        ------------      ------------

Cash flows from financing activities:
        Distributions to minority interest ........................          (63,578)          (61,318)
        Cash  dividends paid ......................................       (1,096,323)       (1,416,084)
                                                                        ------------      ------------

    Net cash used in financing activities .........................       (1,159,901)       (1,477,402)
                                                                        ------------      ------------

Net decrease in cash and cash equivalents .........................         (551,573)         (181,257)
Cash and cash equivalents at beginning of period ..................        2,660,739         2,571,276
                                                                        ------------      ------------

Cash and cash equivalents at end of period ........................     $  2,109,166      $  2,390,019
                                                                        ============      ============

Supplemental Disclosures:
       Income tax payments ........................................     $    576,000      $    912,000
                                                                        ============      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three and nine months ended February 28, 2007, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2007. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2006.

2.   NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. No options covering shares of common stock have been omitted from the calculations of diluted net income per common share for the three and nine month periods ended February 28, 2007 and 2006, respectively, because there are no options outstanding.

3    CASH AND CASH EQUIVALENTS

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2007:

                    Cash in banks .............................   $       --
                    Money Market Funds ........................     2,109,166
                                                                  -----------
                                                                  $ 2,109,166

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2007
                                   (UNAUDITED)


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

                                               Gross       Gross
                                             Unrealized  Unrealized
                                 Amortized    Holding      Holding    Recorded
     Current                       Cost        Gains       Losses      Value

     United States Treasury
       Securities              $ 6,374,719          --        --    $ 6,374,719

     Equity Securities              16,866          --       (979)       15,887
                               -----------   ----------   -------   -----------

                               $ 6,391,585   $      --    $  (979)  $ 6,390,606
                               ===========   ==========   =======   ===========

     Long - Term

     United States Treasury
       Securities              $   998,125   $      --    $   --    $   998,125
                               ===========   ==========   =======   ===========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2007
                                   (UNAUDITED)

6.   STOCK OPTIONS

     The Company has one stock-based employee compensation plan in effect. Effective June 1, 2006, the Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123 (R))," which requires that the fair market value of all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted FAS123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments as of February 28, 2007. The Company previously accounted for share-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 28, 2007
                                   (UNAUDITED)


8.   DIVIDENDS

     On March 30, 2007 the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.08 per share for the quarter ended February 28, 2007 would be paid on May 1, 2007 to shareholders of record as of April 16, 2007. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

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

     DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting without written authorization. On August 29, 2006, the DOE and the Company agreed in principle to resolve these claims and permit the Company to be treated as a "responsible vendor" upon making a payment to DOE and appointment of an independent compliance monitor to monitor the Company's compliance with the DOE agreement. Due to the claim asserted by DOE and the proposed settlement, the Company established a reserve of $900,000 as of May 31, 2006. While the Company believes that its subcontracting did not result in overcharges to DOE, it has agreed to settle the matter in order to avoid the expense and uncertainty of litigation. In addition to the settlement of the claim, the Company and the DOE were also negotiating an agreement which would have enabled the Company to continue placing new consultants with the DOE, which included, among other things, a monitoring agreement. The Company and the DOE have not been able to finalize the terms of this agreement. The Company does not expect the failure to reach this agreement to affect the agreement in principle to settle the DOE claim. As a result, the DOE has advised the Company that the 11 remaining consultants will be terminated in the near future.

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

Three months ended February 28, 2007 compared with three months ended February
------------------------------------------------------------------------------
28, 2006
--------

                                             (Dollar amounts in Thousands)
                                                   Three Months Ended
                                                      February 28,
                                               2007                 2006
                                               ----                 ----
                                                     % of                 % of
                                        Amount     Revenues   Amount    Revenues

Revenues ............................   $11,774      100.0    $11,595     100.0
Cost of sales .......................     9,722      82.6       9,487      81.8
                                        -------     -----     -------     -----
Gross profit ........................     2,052      17.4       2,108      18.2


Selling, general, and administrative
  expenses ..........................     1,778      15.1       1,684      14.5
                                        -------     -----     -------     -----
Income from operations ..............       274       2.3         424       3.7


Other income ........................       111       1.0          80       0.6
                                        -------     -----     -------     -----
Income before income taxes ..........       385       3.3         504       4.3
Provision for income taxes ..........       184       1.6         214       1.8
                                        -------     -----     -------     -----
Net income ..........................   $   201       1.7     $   290       2.5
                                        =======     =====     =======     =====

                           TSR, INC. AND SUBSIDIARIES
REVENUES

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended February 28, 2007 increased $179,000 or 1.5% from the comparable period in fiscal 2006. Due to the contract suspension with the NYC Department of Education (DOE), the consultants on billing with DOE decreased from 41 at May 31, 2006 to 11 at the end of the current quarter. Despite this reduction in the number of consultants on billing at DOE, the overall average number of consultants on billing only decreased from 342 in the prior year quarter to 326 for the current quarter. Additional placements at other accounts, many at higher billing rates, have offset much of the reduction at DOE and, therefore, revenues have increased. After the end of the quarter, as described in Footnote 9 to the Condensed Consolidated Financial Statements, the DOE has advised the Company that the 11 remaining consultants will be terminated in the near future.

As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the vendor management company for AT&T is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to these changes, the Company experienced a decrease in new placements with AT&T beginning in the second fiscal quarter. This has reduced the number of consultants on billing with AT&T from 90 at November 30, 2006 to 79 at February 28, 2007. The Company is unable to predict whether this change of relationship will continue to impact the Company's business relationship with AT&T.

COST OF SALES

Cost of sales for the quarter ended February 28, 2007, increased $235,000 or 2.5% to $9,722,000 from $9,487,000 in the prior year period. Cost of sales as a percentage of revenues increased from 81.8% in the quarter ended February 28, 2006 to 82.6% in the quarter ended February 28, 2007. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.

Cost of sales as a percentage of revenues increased, in part, because of a decline in revenues at AT&T, the Company's largest customer, due to Procurestaff offering further discounts to AT&T to maintain its relationship. This required the Company to reduce what it received from Procurestaff, which further reduced the Company's margins on its AT&T business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $94,000 or 5.6% from $1,684,000 in the quarter ended February 28, 2006 to $1,778,000 in the quarter ended February 28, 2007. This increase was primarily attributable to an increase in the number of technical recruiters and sales executives. Additional personnel have been hired to address increasing competition. The Company expects to continue to hire additional experienced sales executives and technical recruiters.

INCOME FROM OPERATIONS

In spite of the increase in revenues, income from operations decreased $150,000 or 35.4% from $424,000 in the quarter ended February 28, 2006 to $274,000 in the quarter ended February 28, 2007. The discount programs which have caused an increase in cost of sales as a percentage of revenues, along with the expenses related to the hiring of additional sales and recruiting personnel, have reduced income from operations.

                           TSR, INC. AND SUBSIDIARIES

OTHER INCOME

Other income resulted primarily from interest and dividend income, which increased by $25,000 to $119,000 due to higher interest rates in the quarter ended February 28, 2007. Additionally, the Company had an unrealized loss of $1,000 in the quarter ended February 28, 2007 versus a net unrealized loss of $5,000 in the quarter ended February 28, 2006 from marketable securities due to market adjustments of its trading securities equity portfolio.

INCOME TAXES

The effective income tax rate of 47.8% for the quarter ended February 28, 2007 increased from a rate of 42.5% in the quarter ended February 28, 2007 due to an adjustment to the reversal of prior years' income tax over accruals taken in the first two quarters of fiscal 2007.


Nine months ended February 28, 2007 compared with nine months ended February 28,
--------------------------------------------------------------------------------
2006
----
                                               (Dollar amounts in Thousands)
                                                    Nine Months Ended
                                                       February 28,
                                                2007                  2006
                                                ----                  ----
                                         % of                  % of
                                        Amount    Revenues    Amount    Revenues

Revenues ............................   $36,775     100.0     $35,889     100.0

Cost of sales .......................    29,978      81.5      28,886      80.5
                                        -------     -----     -------     -----

Gross profit ........................     6,797      18.5       7,003      19.5

Selling, general, and administrative
 expenses                                 5,331      14.5       5,026      14.0
                                        -------     -----     -------     -----
Income from operations ..............     1,466       4.0       1,977       5.5

Other income ........................       311       0.8         193       0.5
                                        -------     -----     -------     -----
Income before income taxes ..........     1,777       4.8       2,170       6.0
Provision for income taxes ..........       720       1.9         923       2.5
                                        -------     -----     -------     -----
Net income ..........................   $ 1,057       2.9     $ 1,247       3.5
                                        =======     =====     =======     =====

REVENUES

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the nine months ended February 28, 2007 increased $886,000 or 2.5% from the comparable period in fiscal 2006. Due to the contract suspension with the NYC Department of Education (DOE), the consultants on billing with DOE decreased from 41 at May 31, 2006 to 11 at the end of the current period. Despite this reduction in the number of consultants on billing at DOE, the overall average number of consultants on billing only decreased from 345 in the prior year period to 339 for the current period. Additional placements at other accounts, many at higher billing rates, have offset most of the reduction at DOE and, therefore, revenues have increased. After the end of the quarter, as described in Footnote 9 to the Condensed Consolidated Financial Statements, the DOE has advised the Company that the 11 remaining consultants will be terminated in the near future.

COST OF SALES

Cost of sales for the nine months ended February 28, 2007, increased $1,092,000 or 3.8% to $29,978,000 from $28,886,000 in the prior year period. Cost of sales as a percentage of revenues increased from 80.5% in the nine months ended February 28, 2006 to 81.5% in the nine months ended February 28, 2007. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.

Cost of sales as a percentage of revenues increased in part, because of a decline in revenues at AT&T, the Company's largest customer, due to Procurestaff offering further discounts to AT&T to maintain its relationship. This required the Company to reduce what it received from Procurestaff, which further reduced the Company's margins on its AT&T business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $305,000 or 6.1% from $5,026,000 in the nine months ended February 28, 2006 to $5,331,000 in the nine months ended February 28, 2007. This increase was primarily attributable to an increase in the number of technical recruiters and sales executives. Additional personnel have been hired to address increasing competition. The Company expects to continue to hire additional sales executives and technical recruiters.

INCOME FROM OPERATIONS

In spite of the increase in revenues, income from operations decreased $511,000 or 25.8% from $1,977,000 in the nine months ended February 28, 2006 to $1,466,000 in the nine months ended February 28, 2007. The discount programs which have caused an increase in cost of sales as a percentage of revenues, along with the expenses related to the hiring of additional sales and recruiting personnel, have reduced income from operations.

OTHER INCOME

Other income resulted primarily from interest and dividend income, which increased by $91,000 to $346,000 due to higher interest rates in the nine months ended February 28, 2007. Additionally, the Company had an unrealized gain of $1,000 in the nine months ended February 28, 2007 versus a net unrealized loss of $5,000 in the nine months ended February 28, 2006 from marketable securities due to market adjustments of its trading securities equity portfolio.

INCOME TAXES

The effective income tax rate of 40.5% for the nine months ended February 28, 2007 decreased from a rate of 42.5% in the nine months ended February 28, 2006 due to lower state and local taxes and reversal of prior years' income tax over accruals.

                           TSR, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At February 28, 2007, the Company had working capital of $12,784,000 and cash and cash equivalents of $2,109,000 as compared to working capital of $12,368,000 and cash and cash equivalents of $2,661,000 at May 31, 2006. The Company's working capital also included $6,391,000 and $5,407,000 of marketable securities with maturities of less than one year at February 28, 2007 and May 31, 2006, respectively. The working capital and marketable securities increased primarily due to the reclassification of a security from long-term to current.

Net cash provided by operating activities of $1,130,000 for the nine months ended February 28, 2007, compared to $300,000 of cash provided for the nine months ended February 28, 2006. The cash provided by operating activities in the nine months ended February 28, 2007 resulted primarily from the Company's net income. In the nine months ended February 28, 2006 an increase in accounts receivable and a decrease in accrued expenses significantly reduced the cash flow provided by the Company's net income.

Net cash used in investing activities of $521,000 for the nine months ended February 28, 2007 primarily resulted from purchasing US Treasury Securities in excess of maturities. Net cash provided by investment activities of $996,000 for the nine months ended February 28, 2006 primarily resulted from maturities of US Treasury Securities in excess of purchases.

Net cash used in financing activities of $1,160,000 and $1,477,000 for the nine month periods ended February 28, 2007 and 2006, respectively, resulted primarily from cash dividends.

The Company's capital resource commitments at February 28, 2007 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2007. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2007. As of February 28, 2007, no amounts were outstanding under this line of credit.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

                                                                   PAYMENTS DUE BY PERIOD

                                                             LESS THAN                            MORE THAN
  Contractual Obligations                           TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
  -----------------------                           -----      ------     ---------   ---------    -------
Long-Term Debt ................................      --            --           --          --        --
Capital Lease Obligations .....................      --            --           --          --        --
Operating Leases ..............................   533,000      256,000      219,000      58,000       --
Purchase Obligations ..........................      --            --           --          --        --
Consulting Contract ...........................    50,000       50,000          --          --        --
Other Long-Term Liabilities Reflected on
the Registrant's Balance Sheet under GAAP .....      --           --            --          --        --
                                                 --------     --------     --------     -------     ------
Total .........................................  $583,000     $306,000     $219,000     $58,000     $ --
                                                 ========     ========     ========     =======     ======

                           TSR, INC. AND SUBSIDIARIES

RECENT ACCOUNT PRONOUNCEMENTS

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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2006 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of February 28, 2007.


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

     As more fully described Footnote 9 to the Company's Condensed Consolidated Financial Statements, the Company has agreed in principle to settle a claim by the New York City Department of Education (DOE). This settlement has not been finalized. At the end of the quarter ended February 28, 2007, there were 11 consultants remaining on billing at DOE. In addition to the settlement of the claim, the Company and the DOE were also negotiating an agreement which would have enabled the Company to continue placing new consultants with the DOE. The Company and the DOE have not been able to finalize the terms of this agreement. The Company does not expect the failure to reach this agreement to affect the agreement in principle to settle the DOE claim. However, as a result, the DOE has advised the Company that the 11 remaining consultants will be terminated in the near future.

ITEM 6. EXHIBITS

     (a). Exhibit 10.1 - Employment Agreement between Christopher Hughes and TSR Inc. dated March 1, 2007 incorporated by reference to the Form 8-K filed March 6, 2007.

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

                                                TSR Inc.
                                              ------------
                                              (Registrant)


Date: April 2, 2007                  /s/ J.F. Hughes
                                     ---------------------------
                                     J.F. Hughes, Chairman and President



Date: April 2, 2007                  /s/ John G. Sharkey
                                     ---------------------------
                                     John G. Sharkey, Vice President Finance