Form 10-K
period 2007-05-31
TSR INC
filed 2007-08-08
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 2007

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

                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ] Yes [X] No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Large accelerated filer [ ] Accelerated filer [X ] Non-accelerated filer.

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $4.00 at November 30, 2006 was $11,102,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2007 was 4,568,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2007 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1.  Business.
         --------

General
-------

TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2007, the Company provided IT staffing services to approximately 90 clients.

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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. The Company is in the process of hiring additional account executives and technical recruiters in its existing offices to address increased competition and to promote revenue growth. The hiring process has been taking longer than expected due a combination of limited qualified candidates and increased compensation expectations of qualified candidates. As of May 31, 2007, the Company employed 14 persons who are responsible for recruiting technical personnel and 14 persons who are account executives. As of May 31, 2006 the Company had employed 14 technical personnel recruiters and 10 account executives.

The Company intends to increase the number of technical recruiters it employs to address increased competition, especially at accounts with vendor management. During fiscal year 2006, to supplement its in-house recruiters, the Company contracted with an India based company to provide recruiting and recruiting support in locating technical consultants in the United States. During fiscal 2007 the number of recruiters provided by this India based company increased from 2 to 4.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 90 clients during the year ended May 31, 2007 as compared to 80 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenues from a relatively small number of clients. In the fiscal year ended May 31, 2007, the Company had two clients which constituted more than 10% of consolidated revenues (Procurestaff Ltd., 19.1% and Ensemble-Chimes, 11.3%). Procurestaff Ltd. and Ensemble-Chimes are vendor management services providers. In excess of 90% of the revenue generated from Procurestaff Ltd. was from AT&T as the end client. In excess of 90% of the revenue generated from Ensemble-Chimes was derived from two clients, neither of which individually constituted more than 10% of revenues. Additionally, the Company's top ten clients accounted for 71% of consolidated revenues in fiscal 2007 and 70% in fiscal 2006. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

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

The DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting without written authorization. While the Company believes that its subcontracting did not result in overcharges to DOE, it has settled the matter in order to avoid the expense and uncertainty of litigation. The reserve of $900,000 relating to this claim which was established at May 31, 2006 was sufficient to cover the settlement which was finalized in May 2007. The last of the remaining consultants placed with the DOE were terminated in April 2007 and the Company will not be making any new placements with DOE. The DOE accounted for approximately 13% of the Company's revenues during its fiscal year ended May 31, 2006 and 4% during fiscal 2007.

PROFESSIONAL STAFF AND RECRUITMENT
In addition to using internet based job boards such as Dice, Net Temps and Monster, the Company maintains a database of over 100,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match a potential employee's skills and experience with client requirements. The Company periodically contacts personnel in its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 14 recruiters based in the U.S. and contracting with an India based company for 4 recruiters in India to help locate U.S. based technical consultants. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company's customers.

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

Personnel
---------

As of May 31, 2007, the Company employs 216 people including its 2 executive officers. Of such employees 14 are engaged in sales, 14 are recruiters for programmers, 174 are technical and programming consultants, and 12 are in administration and clerical functions. None of the Company's employees belong to unions.

Item 1A. Risk Factors.
         ------------

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

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes. The Company does not currently have an employment agreement with Mr. Hughes. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the services of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers.

In the fiscal year, ended May 31, 2007, the Company's largest clients, Procurestaff Ltd. and Ensemble-Chimes accounted for 19.1% and 11.3% of the Company's consolidated revenues, respectively. Procurestaff and Ensemble-Chimes are vendor management companies. In excess of 90% of the revenues received from Procurestaff relate to a single customer, AT&T, while in excess of 90% of the revenues received from Ensemble-Chimes were derived from two customers which individually did not exceed 10% of revenues. The New York City Department of Education (DOE) accounted for 13.0% of the Company's consolidated revenues in fiscal 2006 and 4.3% in fiscal 2007. The last remaining consultants on billing with the DOE were terminated in April 2007. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. See "Rapidly Changing Industry" below.

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

Competitive Market for Account Executives and Technical Recruiters

The Company has been seeking to hire qualified account executives and technical recruiters to meet competition and promote growth. The Company faces a highly competitive market for the limited number of qualified personnel and there can be no assurance that the Company will be successful in hiring such personnel.

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

In addition to these factors, there has been intense price competition in the area of IT staffing, pressure on billing rates and pressure by customers for discounts.

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

Voting Power of Major Shareholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 39% of the Company's voting power as of July 31, 2007. As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company's common shareholders.

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

Item 1B. Unresolved Staff Comments - None
         -------------------------

Item 2. Properties.
        ----------

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2010, with annual rentals of approximately $70,000. This space is used as executive and administrative offices for the Company and the Company's operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2012) and Edison, New Jersey (lease expires August, 2008), with aggregate monthly rentals of approximately $23,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
        --------------------------------------------------------

The Company's shares of Common Stock trade on the NASDAQ Global Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2007 and 2006:

                                      JUNE 1, 2006 - MAY 31, 2007
                                 1ST        2ND        3RD        4TH
                               QUARTER    QUARTER    QUARTER    QUARTER
                               -------    -------    -------    -------

     High Sales Price......     5.50       4.75       4.79       4.53
     Low Sales Price.......     3.55       3.80       3.85       3.80


                                      JUNE 1, 2005 - MAY 31, 2006
                                 1ST        2ND        3RD        4TH
                               QUARTER    QUARTER    QUARTER    QUARTER
                               -------    -------    -------    -------

     High Sales Price......     6.38       6.00       11.16      6.04
     Low Sales Price.......     5.10       4.35        4.50      4.30


There were 133 holders of record of the Company's Common Stock as of July 31, 2007. Additionally, the Company estimates that there were approximately 1,500 beneficial holders as of that date. On June 23, 2003, the Company declared a special, large nonrecurring dividend of $2.00 per share payable on July 28, 2003 to holders of record as of July 11, 2003. Additionally, the Company declared quarterly dividends of $0.15 during the fiscal years ended May 31, 2004 and 2005. The dividend was $0.08 per quarter for fiscal 2006 and 2007. The Company has not determined its dividend policy for fiscal 2008. There can be no assurance that the Company will continue to pay dividends.

Securities authorized for issuance under equity compensation plans.

The 1997 Employee Stock Option Plan, the Company's lone equity compensation plan, expired on April 30, 2007.

Item 6. Selected Financial Data.
        -----------------------

(Amounts in Thousands, Except Per Share Data)

                                                          MAY 31,     May 31,     May 31,     May 31,     May 31,
                                                           2007        2006        2005        2004        2003
                                                           ----        ----        ----        ----        ----
Revenues ............................................    $49,689     $48,109     $51,444     $51,725     $52,443

Income From Operations ..............................      1,925       1,709       3,635       3,696       3,975

Net Income ..........................................      1,393       1,214       2,145       2,124       2,362

Basic and Diluted Net Income Per Common Share .......       0.30        0.27        0.47        0.47        0.53

Working Capital .....................................     12,815      12,368      14,391      14,976      23,028

Total Assets ........................................     18,059      18,635      18,531      19,203      27,852

Stockholders' Equity ................................     13,952      14,021      14,589      15,192      23,258

Book Value Per Common Share .........................       3.05        3.07        3.19        3.33        5.26

Cash Dividends Declared Per Common Share ............    $  0.32     $  0.32     $  0.60     $  2.60        --

Unaudited Quarterly Financial Data
(Amounts in Thousands, except Per Share Data)

The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2007 and 2006.

                                                     Fiscal 2007
                                                     -----------
                                        First      Second     Third     Fourth
                                        -----      ------     -----     ------

Revenues ..........................    $12,376    $12,626    $11,774    $12,913

Gross Profit ......................      2,377      2,369      2,052      2,357

Net Income ........................        444        413        201        335

Basic and Diluted Net Income
  per Common Share ................    $  0.10    $  0.09    $  0.04    $  0.07


                                                     Fiscal 2006
                                                     -----------
                                        First      Second     Third     Fourth
                                        -----      ------     -----     ------
                                         First
Revenues ..........................    $12,465    $11,829    $11,595    $12,220

Gross Profit ......................      2,526      2,369      2,108      2,346

Net Income (Loss) .................        474        484        289        (33)

Basic and Diluted Net Income
  (Loss) per Common Share .........    $  0.10    $  0.11    $  0.06    $ (0.01)

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of earnings. There can be no assurance that historical trends in operating results will continue in the future:

                                                                                 YEAR ENDED MAY 31,
                                                                           (DOLLAR AMOUNTS IN THOUSANDS)
                                                                  2007                  2006                  2005
                                                                  ----                  ----                  ----
                                                                       % OF                  % of                  % of
                                                            AMOUNT    REVENUE     Amount    Revenue     Amount    Revenue
                                                            ------    -------     ------    -------     ------    -------
Revenues .............................................     $49,689     100.0     $48,109     100.0     $51,444     100.0
Cost of Sales ........................................      40,534      81.6      38,760      80.6      40,299      78.3
                                                           -------     -----     -------     -----     -------     -----
Gross Profit .........................................       9,155      18.4       9,349      19.4      11,145      21.7
Selling, General, and Administrative Expenses ........       7,230      14.5       7,640      15.9       7,510      14.6
                                                           -------     -----     -------     -----     -------     -----
Income from Operations ...............................       1,925       3.9       1,709       3.5       3,635       7.1

Other Income .........................................         409       0.8         279       0.6         111       0.2
                                                           -------     -----     -------     -----     -------     -----
Income Before Income Taxes ...........................       2,334       4.7       1,988       4.1       3,746       7.3

Provision for Income Taxes ...........................         941       1.9         774       1.6       1,601       3.1
                                                           -------     -----     -------     -----     -------     -----
Net Income ...........................................     $ 1,393       2.8     $ 1,214       2.5     $ 2,145       4.2
                                                           =======     =====     =======     =====     =======     =====

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the fiscal year ended May 31, 2007 increased $1,580,000 or 3.3% from fiscal 2006. Although revenues from the New York City Department of Education (DOE) decreased by approximately $4,100,000, increases from other customers, notably Procurestaff and Ensemble-Chimes, caused overall revenues to increase. The average number of consultants on billing with customers decreased from approximately 343 for the fiscal year ended May 31, 2006 to 335 for the fiscal year ended May 31, 2007. Changes in the business mix toward higher level skills allowed the Company to increase its average billing rates to customers, offsetting the slight decrease in the average number of consultants on billing with customers.

More than 90% of the revenues received from Procurestaff related to AT&T. As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the sole vendor management company for AT&T is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to these changes, the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 100 at August 31, 2006 to 72 at May 31, 2007. The Company is unable to predict whether this change in relationship will continue to impact the Company's business relationship with AT&T.

The Company's contract to provide services to the DOE was terminated in June 2006 (See "Marketing and Clients"). The DOE accounted for 13.0% of the Company's consolidated revenues in fiscal 2006, while accounting for 4.3% of revenues in fiscal 2007. There were 41 consultants on billing with the DOE at May 31, 2006. The last remaining consultants were terminated in April 2007.

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

Although there has been some improvement in market conditions during the past few years, revenues have not improved significantly since the Company has not yet fully adapted its business model to more effectively deal with changing market factors such as vendor management and off-shore IT operations. A focus of the Company's plan has been to hire additional experienced account executives and technical recruiters to address increased competition and to promote revenue growth. This process has taken longer than expected due to a combination of limited qualified candidates and increased compensation expectations of qualified candidates.

Revenues for fiscal 2006 decreased $3,336,000 or 6.5% from fiscal 2005, substantially all of which related to a decrease with the Company's largest customer, Procurestaff, Ltd. (end client AT&T). Of this decrease, approximately $1.9 million was attributable to a decrease in the number of consultants on billing with this customer and approximately $1.4 million was attributable to the previously disclosed price reduction mandated by this customer. Beginning in May 2005, Procurestaff, Ltd. instituted a change in its pricing methodology for AT&T which not only reduced the Company's revenues but significantly decreased gross profit derived from this account because the Company was not able to reduce amounts paid to its consultants.

Cost of Sales
-------------

Cost of sales increased by $1,774,000, in fiscal 2007 from fiscal 2006. Cost of sales as a percentage of revenues increased to 81.6% in fiscal 2007 from 80.6% in fiscal 2006. The increase in cost of sales resulted primarily from increased revenues. The increase in cost of sales as a percentage of revenues is due to additional mandatory discount programs, as discussed above under Revenues.

Fiscal 2006 cost of sales decreased $1,540,000, compared to fiscal 2005. Cost of sales as a percentage of revenues increased to 80.6% in fiscal 2006 from 78.3% in fiscal 2005. The overall decrease in the cost of sales resulted from a decrease in the number of programmers on billing with customers. The increase in cost of sales as a percentage of revenues was due to lower pricing, particularly at the Company's largest customer Procurestaff Ltd. (end client AT&T) which accounted for approximately one half of the percentage increase and additional mandatory discount programs at other large customers.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $410,000, or 5.4%, from $7,640,000 in fiscal 2006 to $7,230,000 in fiscal 2007. The decrease was primarily the result of a $900,000 reserve established in fiscal 2006 to settle claims by the DOE against the Company for subcontracting without authorization. Without the reserve, these expenses would have increased by $490,000 primarily due to increased selling expenses of $302,000 and increased recruiting expenses of $211,000. This increase resulted primarily from increases in the number of account executives and technical recruiters as well as increased compensation for the recruiters. Selling, general and administrative expenses are expected to increase going forward as the Company has plans to continue hiring additional account executives and technical recruiters to address increasing competition, especially at accounts with third party vendor management organizations in place.

Selling, general and administrative expenses increased $130,000 or 1.7% from $7,510,000 in fiscal 2005 to $7,640,000 in fiscal 2006. This increase was primarily the result of the $900,000 reserve established to settle claims by the DOE against the Company for subcontracting without written authorization. Without this reserve, these expenses would have decreased by almost $770,000 primarily due to decreased selling expenses of $450,000 and a decrease in expenses of $180,000 due to the termination of the effort to establish a new service offering.

Other Income
------------

Fiscal 2007 other income resulted primarily from interest and dividend income of $461,000, which increased from the level realized in 2006 due to higher interest rates. The Company also had an unrealized gain of $3,000 from marketable securities due to market adjustments of its equity portfolio.

Fiscal 2006 other income resulted primarily from interest and dividend income of $358,000, which increased from the level realized in 2005 due to higher interest rates. The Company also had an unrealized loss of $7,000 from marketable securities due to market adjustments of its equity portfolio.

Income Taxes
------------

The effective income tax rate increased to 40.3% in fiscal 2007 from 38.9% in fiscal 2006 because fiscal 2006 benefited from the reversal of prior years' income tax over accruals. The over accruals resulted primarily from providing for state income taxes in excess of what was actually due with the filed returns.

The effective income tax rate decreased to 38.9% in fiscal 2006 from 42.7% in fiscal 2005 because of lower state and local taxes and reversal of prior years' income tax over accruals.

Net Income
----------

Net income increased $179,000 or 14.7% in fiscal 2007 from fiscal 2006. Net income increased primarily due to the pre-tax reserve of $900,000 established in fiscal 2006 to settle claims made by the DOE. Without the reserve, net income would have decreased $291,000 or 17.3% from fiscal 2006. This decrease was primarily due to increased selling and recruiting expenses. Also, gross profit decreased while revenues increased because additional discount programs at major customers further decreased margins.

Net income decreased $931,000 or 43.4% in fiscal 2006 from fiscal 2005. Net income decreased primarily due to the pre-tax reserve of $900,000 established to settle claims made by DOE. Without the reserve for DOE claims, net income would have decreased $461,000 or 21.5% from fiscal 2005 and income from operations would have been reduced $1,026,000 or 28.2% from fiscal 2005. Net income also decreased at a higher rate than revenues decreased due to the price reduction instituted by the Company's largest customer and additional mandatory discount programs at other large customers. These price reductions did not allow for any offsetting cost reductions in the amounts paid to the consultants on billing with the customers. These price reductions, along with a decrease in the number of consultants on billing with customers and the DOE reserve, were primarily responsible for the reduction in the Company's income from operations of $1,926,000 or 53.0% from fiscal 2005. The reduced effective income tax rate due to the reversal of prior years' over accruals offset, to some extent, the impact that the special reserve, price reductions and decreased number of consultants had on net income.

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

At May 31, 2007, the Company had working capital of $12,815,000 including cash and cash equivalents of $1,900,000 as compared to working capital of $12,368,000 including cash and cash equivalents of $2,661,000 at May 31, 2006. The Company's working capital also included $6,395,000 and $5,407,000 of marketable securities with maturities of less than one year at May 31, 2007 and 2006, respectively. The majority of increase in working capital occurred due to the reduction of marketable securities with maturities in excess of one year.

Net cash flow of $1,298,000 was provided by operations during fiscal 2007 as compared to $965,000 of net cash flow from in operations in fiscal 2006. The cash flow from operations for fiscal 2007 primarily resulted from net income of $1,393,000 and a decrease in accounts payable and accrued expenses of $442,000. The cash flow from operations for fiscal 2006 primarily resulted from net income of $1,214,000 and an increase in accounts payable and accrued expenses of $708,000 offset by an increase in accounts receivable of $689,000 and an increase in prepaid and receivable income taxes of $305,000.

Net cash used in investing activities amounted to $527,000 for fiscal 2007, compared to $980,000 in net cash provided by investing activities in fiscal 2006. The net cash flows used in investing activities in fiscal 2007 primarily resulted from the purchase of marketable securities. The net cash flows provided by investing activities in fiscal 2006 primarily resulted from the maturing of marketable securities.

Cash used in financing activities during the fiscal year ended May 31, 2007 resulted from cash dividends paid of $1,462,000 and a distribution of $70,000 to the minority interest. Cash used in financing activities during the fiscal year ended May 31, 2006 resulted primarily from cash dividends paid of $1,782,000 and distribution of $73,000 to the minority interest.

The Company's capital resource commitments at May 31, 2007 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2007. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2007. As of May 31, 2007, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                                 Payments Due By Period
--------------------------------------------------------------------------------------------------------------------

   Contractual Obligations                  Total    Less than 1 Year    1-3 Years     3-5 Years   More than 5 Years
   -----------------------                  -----    ----------------    ---------     ---------   -----------------
Long-Term Debt.......................           --             --               --            --              --
Capital Lease Obligations............           --             --               --            --              --
Operating Leases.....................    1,118,000        336,000          444,000       315,000          23,000
Purchase Obligations.................           --             --               --            --              --
Employment Agreements................    1,400,000        350,000          700,000       350,000              --
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP.............           --             --               --            --              --
                                        ----------      ---------       ----------     ---------        --------
Total................................   $2,518,000      $ 686,000       $1,144,000     $ 665,000        $ 23,000
                                        ==========      =========       ==========     =========        ========

Impact of New Accounting Standards
----------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes" (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 - "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. The Company does not expect the adoption of FIN 48 at the beginning of its fiscal 2008 year to have a material impact on its consolidated financial statements.

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

Item 8. Financial Statements.
        --------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm..................    18

Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 2007 and 2006..................    19

Consolidated Statements of Income for the
     years ended May 31, 2007, 2006 and 2005.............................    21

Consolidated Statements of Stockholders' Equity
     for the years ended May 31, 2007, 2006 and 2005.....................    22

Consolidated Statements of Cash Flows for the
     years ended May 31, 2007, 2006 and 2005.............................    23

Notes to Consolidated Financial Statements...............................    24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2007. We have also audited the financial statement schedule for each of the three years in the period ended May 31, 2007 as listed on Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries at May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                       /s/ BDO SEIDMAN, LLP
Melville, New York
July 31, 2007

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2007 AND 2006

                                     ASSETS

                                                                  2007            2006
                                                                  ----            ----
CURRENT ASSETS:
    Cash and cash equivalents (note1 (d)) ................    $ 1,900,264     $ 2,660,739
    Marketable securities (note 1 (e)) ...................      6,395,131       5,406,830
    Accounts receivable:
        Trade, net of allowance for doubtful accounts
          of $355,000 in 2007 and 2006 ...................      8,156,651       8,272,963
        Other ............................................         99,015          90,172
                                                              -----------     -----------
                                                                8,255,666       8,363,135

    Prepaid expenses .....................................         54,928          48,793
    Prepaid and recoverable income taxes .................        153,618         320,156
    Deferred income taxes (note 2) .......................        145,000         150,000
                                                              -----------     -----------
          TOTAL CURRENT ASSETS ...........................     16,904,607      16,949,653
                                                              -----------     -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, AT COST:
    Equipment ............................................        226,888         271,646
    Furniture and fixtures ...............................        112,196         112,196
    Automobiles ..........................................         19,665         128,859
    Leasehold improvements ...............................         68,379          68,379
                                                              -----------     -----------
                                                                  427,128         581,080

    Less accumulated depreciation and amortization .......        380,838         544,946
                                                              -----------     -----------
                                                                   46,290          36,134

MARKETABLE SECURITIES (NOTE 1(E)) ........................        996,445       1,490,547
OTHER ASSETS .............................................         49,653          49,653
DEFERRED INCOME TAXES (NOTE 2) ...........................         62,000         109,000
                                                              -----------     -----------
                                                              $18,058,995     $18,634,987
                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                              MAY 31, 2007 AND 2006

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  2007            2006
                                                                  ----            ----
CURRENT LIABILITIES:
    Accounts and other payables ..........................    $   306,695     $   209,840
    Accrued and other liabilities:
        Salaries, wages and commissions ..................      1,942,462       1,683,207
        Legal and professional fees ......................         82,094          86,683
        Other ............................................        166,656         960,312
                                                              -----------     -----------
                                                                2,191,212       2,730,202

    Advances from customers ..............................      1,591,324       1,538,985
    Income taxes payable .................................           --           102,974
                                                              -----------     -----------

               TOTAL CURRENT LIABILITIES .................      4,089,231       4,582,001
                                                              -----------     -----------

MINORITY INTEREST ........................................         17,500          31,751

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 7)

STOCKHOLDERS' EQUITY (NOTES 3 AND 7):
    Preferred stock, $1.00 par value,
        Authorized 1,000,000 shares; none issued .........           --              --
    Common stock, $.01 par value, authorized
         25,000,000 shares; issued 6,228,326 shares ......         62,283          62,283
    Additional paid-in capital ...........................      5,071,727       5,071,727
    Retained earnings ....................................     20,849,555      20,918,526
                                                              -----------     -----------

                                                               25,983,565      26,052,536
    Less:  Treasury stock, 1,660,314 shares, at cost .....     12,031,301      12,031,301
                                                              -----------     -----------

               TOTAL STOCKHOLDERS' EQUITY ................     13,952,264      14,021,235
                                                              -----------     -----------

                                                              $18,058,995     $18,634,987
                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED MAY 31, 2007, 2006 AND 2005

                                                                          2007              2006              2005
                                                                          ----              ----              ----
REVENUES, NET ...................................................     $ 49,688,576      $ 48,108,589      $ 51,444,681

COST OF SALES ...................................................       40,533,746        38,759,768        40,299,450

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ....................        7,229,832         7,640,092         7,510,112
                                                                      ------------      ------------      ------------
                                                                        47,763,578        46,399,860        47,809,562
                                                                      ------------      ------------      ------------

INCOME FROM OPERATIONS ..........................................        1,924,998         1,708,729         3,635,119
                                                                      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
     Interest and dividend income ...............................          460,794           358,012           178,067
     Realized and unrealized (loss) gain from
       marketable securities, net ...............................            3,328            (7,152)             (828)
     Minority interest in subsidiary operating profits ..........          (55,327)          (71,612)          (66,472)
                                                                      ------------      ------------      ------------

                                                                           408,795           279,248           110,767
                                                                      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ......................................        2,333,793         1,987,977         3,745,886

PROVISION FOR INCOME TAXES (NOTE 2) .............................          941,000           774,000         1,601,000
                                                                      ------------      ------------      ------------

     NET INCOME .................................................     $  1,392,793      $  1,213,977      $  2,144,886
                                                                      ============      ============      ============

BASIC NET INCOME PER COMMON SHARE ...............................     $       0.30      $       0.27      $       0.47
                                                                      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING ......        4,568,012         4,568,012         4,568,012
                                                                      ============      ============      ============

DILUTED NET INCOME PER COMMON SHARE .............................     $       0.30      $       0.27      $       0.47
                                                                      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES
                    OUTSTANDING .................................        4,568,012         4,568,012         4,569,966
                                                                      ============      ============      ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 2007, 2006 AND 2005

                                      SHARES OF                      ADDITIONAL                                            TOTAL
                                       COMMON          COMMON         PAID-IN          RETAINED         TREASURY      STOCK-HOLDERS'
                                        STOCK           STOCK         CAPITAL          EARNINGS          STOCK            EQUITY
                                        -----           -----         -------          --------          -----            ------

BALANCE AT MAY 31, 2004 ........       6,228,326    $     62,283    $  5,079,027     $ 22,081,995     $(12,031,301)    $ 15,192,004

NET INCOME .....................            --              --              --          2,144,886             --          2,144,886
CASH DIVIDENDS PAID ............            --              --              --         (2,740,807)            --         (2,740,807)
STOCK BASED COMPENSATION EXPENSE
(RECOVERY) (NOTE1(N)) ..........            --              --            (7,300)            --               --             (7,300)
                                    ------------    ------------    ------------     ------------     ------------     ------------
BALANCE AT MAY 31, 2005 ........       6,228,326          62,283       5,071,727       21,486,074      (12,031,301)      14,588,783

NET INCOME .....................            --              --              --          1,213,977             --          1,213,977
CASH DIVIDENDS PAID ............            --              --              --         (1,781,525)            --         (1,781,525)
                                    ------------    ------------    ------------     ------------     ------------     ------------
BALANCE AT MAY 31, 2006 ........       6,228,326          62,283       5,071,727       20,918,526      (12,031,301)      14,021,235

NET INCOME .....................            --              --              --          1,392,793             --          1,392,793
CASH DIVIDENDS PAID ............            --              --              --         (1,461,764)            --         (1,461,764)
                                    ------------    ------------    ------------     ------------     ------------     ------------

BALANCE AT MAY 31, 2007 ........       6,228,326    $     62,283    $  5,071,727     $ 20,849,555     $(12,031,301)    $ 13,952,264
                                    ============    ============    ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 2007, 2006 AND 2005

                                                                                       2007              2006              2005
                                                                                       ----              ----              ----
Cash flows from operating activities:
    Net Income ................................................................    $  1,392,793      $  1,213,977      $  2,144,886
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .........................................          26,066            20,804            30,309
        Realized and unrealized loss (gain) from
          marketable securities, net ..........................................          (3,328)            7,152               828
        Deferred income taxes .................................................          52,000            69,000            (5,000)
        Minority interest in subsidiary operating profits .....................          55,327            71,612            66,472
        Stock based compensation expense (recovery) ...........................            --                --              (7,300)
        Recovery of bad debt expense ..........................................            --             (75,000)             --
        Changes in operating assets and liabilities:
               Accounts receivable-trade ......................................         116,312          (688,775)        2,395,432
               Other receivables ..............................................          (8,843)          (20,661)          (39,811)
               Prepaid expenses ...............................................          (6,135)           (2,513)           (7,362)
               Prepaid and recoverable income taxes ...........................         166,538          (304,753)               80

               Other assets ...................................................            --                 240            35,000
               Accounts payable and accrued expenses ..........................        (442,135)          708,016           (52,164)
               Advances from customers ........................................          52,339            15,436            (9,093)
               Income taxes payable ...........................................        (102,974)          (49,992)            9,413
                                                                                   ------------      ------------      ------------

    Net cash provided by operating activities .................................       1,297,960           964,543         4,561,690
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturities and sales of marketable securities ..........       9,779,044        12,792,923        12,419,289
         Purchases of marketable securities ...................................     (10,269,915)      (11,789,314)      (13,829,416)
         Purchases of fixed assets ............................................         (36,222)          (23,845)          (25,101)
                                                                                   ------------      ------------      ------------

    Net cash provided by (used in) investing activities .......................        (527,093)          979,764        (1,435,228)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Distribution to minority interest ....................................         (69,578)          (73,319)          (83,175)
         Cash dividends paid ..................................................      (1,461,764)       (1,781,525)       (2,740,807)
                                                                                   ------------      ------------      ------------

    Net cash used in financing activities .....................................      (1,531,342)       (1,854,844)       (2,823,982)
                                                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................        (760,475)           89,463           302,480

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................................       2,660,739         2,571,276         2,268,796
                                                                                   ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ......................................    $  1,900,264      $  2,660,739      $  2,571,276
                                                                                   ============      ============      ============

SUPPLEMENTAL DISCLOSURE:
    Income taxes paid .........................................................    $    825,000      $  1,060,000      $  1,597,000
                                                                                   ============      ============      ============

See accompanying notes to consolidated financial statements

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2007, 2006 AND 2005

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)    BUSINESS, NATURE OF OPERATIONS AND CUSTOMER CONCENTRATIONS
       TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2007, two customers accounted for more than 10% of the Company's revenues, constituting 19.1% and 11.3%, respectively. In fiscal 2006, two customers accounted for more than 10% of the Company's revenues, constituting 16.8% and 13.0% of revenues, respectively. In fiscal 2005, two customers accounted for more than 10% of the Company's revenues, constituting 22.2% and 13.5% of revenues, respectively. The accounts receivable associated with the Company's largest customer was $1,610,000, $1,286,000 and $1,360,000 at May 31,
       2007, 2006 and 2005, respectively. The accounts receivable associated with the Company's second largest customer was $1,197,000, $1,349,000 and $666,000 at May 31, 2007, 2006, and 2005, respectively. The Company operates in one business segment, computer programming services.

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

       Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force
       (EITF) Issue 01-14 "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

(D)    CASH AND CASH EQUIVALENTS
       The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2007 and 2006:

                                                     2007           2006
                                                     ----           ----

          Cash in banks .....................     $  390,370     $  286,625
          Money Market Funds ................      1,509,894      2,374,114
                                                  ----------     ----------

                                                  $1,900,264     $2,660,739
                                                  ==========     ==========

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2007, 2006 AND 2005

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

                                                                 Gross            Gross
                                                               Unrealized       Unrealized
                                              Amortized         Holding          Holding         Recorded
                                                 Cost            Gains           Losses            Value
                                                 ----            -----           ------            -----

               CURRENT
               -------
       2007:   US TREASURY SECURITIES....    $ 6,377,387      $      --        $      --        $ 6,377,387
               EQUITY SECURITIES ........         16,866      $      --                878           17,744
                                             -----------      -----------      -----------      -----------
                                             $ 6,394,253      $      --        $       878      $ 6,395,131
                                             ===========      ===========      ===========      ===========
               LONG TERM
               ---------
               US TREASURY SECURITIES ...    $   996,445      $      --        $      --        $   996,445
                                             ===========      ===========      ===========      ===========
               Current
               -------
       2006:   US Treasury securities....    $ 5,392,414      $      --        $      --        $ 5,392,414
               Equity securities ........         16,866             --             (2,450)          14,416
                                             -----------      -----------      -----------      -----------
                                             $ 5,409,280      $      --        $    (2,450)     $ 5,406,830
                                             ===========      ===========      ===========      ===========
               Long Term
               ---------
               US Treasury securities ...    $ 1,490,547      $      --        $      --        $ 1,490,547
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

(H)    NET INCOME PER COMMON SHARE
       Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any. No antidilutive stock options covering shares of common stock have been omitted from the calculation of diluted net income per common share for the fiscal year ended May 31, 2007, 2006 and 2005, respectively.

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

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2007, 2006 AND 2005

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

(M)    COMPREHENSIVE INCOME
       The Company's net income equaled comprehensive income in fiscal 2007, 2006 and 2005.

(N)    STOCK OPTIONS
       On July 28, 2003 the Company paid a large nonrecurring cash dividend of $2.00 per share to shareholders of record as of July 11, 2003. The dividend paid amounted to $9,088,024. Guidance under Emerging Issues Task Force (EITF) 00-23, ISSUES RELATED TO THE ACCOUNTING FOR STOCK COMPENSATION UNDER APB OPINION NO.25 AND FASB INTERPRETATION NO.44, required modification for outstanding stock options by adjusting the price and/or the number of shares under a fixed stock option award as a result of a large nonrecurring cash dividend. The Company did not adjust the terms of any outstanding stock options and, given the circumstances, a new measurement date and variable accounting treatment was required for its outstanding options at the dividend payment date. The Company had 10,000 such outstanding options, all of which were vested, as of May 31, 2005 which were subject to variable accounting treatment. Accordingly, the Company recorded a non-cash net recovery of $7,300 for fiscal 2005. These options expired in June 2005.

       The Company's one stock-based employee compensation plan expired on April 30, 2007. Effective June 1, 2006, the Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123 (R))," which requires that the fair market value of all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted FAS 123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments in fiscal 2007.

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

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2007, 2006 AND 2005

                                                          Year Ended May 31,
                                                         2006           2005
                                                         ----           ----
       Net income:
       As reported...............................    $ 1,213,977    $ 2,144,886

       Add:  Stock-based employee compensation
       expense (recovery) included in reported
       net income, net of related tax effect.....            --          (7,300)
                                                     -----------    -----------
         Proforma net income.....................    $ 1,213,977    $ 2,137,586
                                                     ===========    ===========
       Basic and diluted net income per share:
         As reported.............................    $      0.27    $      0.47
                                                     ===========    ===========
         Proforma SFAS 123.......................    $      0.27    $      0.47
                                                     ===========    ===========

       There were no options granted in fiscal 2007, 2006 or 2005 and all previously issued options expired in June 2005.

(O)    IMPACT OF NEW ACCOUNTING STANDARDS
       In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes" (FIN
       48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 - "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are "more-than-likely-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. The Company does not expect the adoption of FIN 48 at the beginning of its fiscal 2008 year to have a material impact on its consolidated financial statements.

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

(P)    CREDIT RISK
       Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash equivalents with financial institutions and brokerage houses. The Company has substantially all of its cash in three bank accounts. The balances are insured by FDIC up to $100,000. Such cash balances, at times, may exceed FDIC limits. The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts. The Company has not experienced losses in any such accounts. The Company's accounts receivables represent approximately 70 accounts with open balances of which, the top 2 customers, as a percentage of revenue, consisted of 19.7% and 14.7% of the net accounts receivable balance at May 31, 2007, respectively.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                            MAY 31,2007,2006 AND 2005


(2)    INCOME TAXES
       A reconciliation of the provisions for income taxes computed at the federal statutory rates for fiscal 2007, 2006, and 2005 to the reported amounts is as follows:

                                                            2007                   2006                  2005
                                                     AMOUNT       %         Amount       %        Amount        %
                                                     ------      ---        ------      ---       ------       ---
       Amounts at statutory federal tax rate      $  793,000    34.0%    $  676,000    34.0%    $1,274,000    34.0%
       State and local taxes, net of
               federal income tax effect ....        160,000     6.8        115,000     5.8        317,000     8.5
       Non-deductible expenses, and other ...        (12,000)   (0.5)       (17,000)   (0.9)        10,000     0.2
                                                  ----------    ----     ----------    ----     ----------    ----
                                                  $  941,000    40.3%    $  774,000    38.9%    $1,601,000    42.7%
                                                  ==========    ====     ==========    ====     ==========    ====

       The components of the provision for income taxes are as follows:

                                  Federal           State           Total
                                  -------           -----           -----

       2007: CURRENT .......    $   660,000      $   229,000     $   889,000
             DEFERRED ......         39,000           13,000          52,000
                                -----------      -----------     -----------
                                $   699,000      $   242,000     $   941,000
                                ===========      ===========     ===========

       2006: Current .......    $   551,000      $   154,000     $   705,000
             Deferred ......         49,000           20,000          69,000
                                -----------      -----------     -----------
                                $   600,000      $   174,000     $   774,000
                                ===========      ===========     ===========

       2005: Current .......    $ 1,126,000      $   480,000     $ 1,606,000
             Deferred ......         (5,000)            --            (5,000)
                                -----------      -----------     -----------
                                $ 1,121,000      $   480,000     $ 1,601,000
                                ===========      ===========     ===========

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2007 and 2006 are as follows:
                                                             2007        2006
                                                             ----        ----

       Allowance for doubtful accounts receivable .....    $145,000    $150,000
       Equipment and leasehold improvement
               Depreciation and amortization ..........      14,000      54,000
       Acquired client relationships ..................      48,000      55,000
                                                           --------    --------
                  Total deferred income tax assets ....    $207,000    $259,000
                                                           ========    ========

       The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2007, 2006 AND 2005


(3)    STOCK OPTIONS
       The 1997 Employee Stock Option Plan, which expired on April 30, 2007, provided for the granting of options to purchase up to 800,000 shares of the Company's common stock at prices equal to fair market values at the grant dates. Options were exercisable as determined on the date of the grant and expired on the fifth anniversary of the date of grant.

                                                    STOCK OPTIONS OUTSTANDING
                                                                        WEIGHTED
                                                            EXERCISE     AVERAGE
                                                 SHARES       PRICE       PRICE

       Outstanding at May 31, 2005...........     10,000    $   5.53    $   5.53
                                                ========    ========    ========
       Options expired ......................    (10,000)   $   5.53    $   5.53
                                                ========    ========    ========
       OUTSTANDING AT MAY 31, 2006 AND 2007..          0    $      0    $      0
                                                ========    ========    ========




(4)    LINE OF CREDIT
       The Company has an available line of credit of $5,000,000 with a major money center bank through October 6, 2007. As of May 31, 2007, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance. The Company intends to renew this facility on or before its current expiration.


(5)    COMMITMENTS AND CONTINGENCIES
       A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2007 follows:

                              PERIOD             AMOUNT
                              ------             ------

                          Less than
                          1 year..........    $   336,000
                          1-3 years.......        444,000
                          3-5 years.......        315,000
                          Over 5 years....         23,000
                                              -----------
                                 Total....    $ 1,118,000


       Total rent expenses under all lease agreements amounted to $340,000, $340,000 and $369,000 in fiscal 2007, 2006 and 2005.

       From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the financial position of the Company.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           MAY 31, 2007, 2006 AND 2005


(6)    UNAUDITED QUARTERLY FINANCIAL DATA
       The following is a summary of unaudited quarterly operating results for the fiscal years ended May 31, 2007 and 2006.

                                              (Amounts in Thousands, except Per Share Data)
                                                              Fiscal 2007

                                              First       Second        Third       Fourth
       Revenues .........................   $ 12,376     $ 12,626     $ 11,774     $ 12,913
       Gross Profit .....................      2,377        2,369        2,052        2,357
       Net Income .......................        444          413          201          335
       Basic and Diluted Net Income
         per Common Share ...............   $   0.10     $   0.09     $   0.04     $   0.07

                                              (Amounts in Thousands, except Per Share Data)
                                                              Fiscal 2006

                                              First       Second        Third       Fourth

       Revenues .........................   $ 12,465     $ 11,829     $ 11,595     $ 12,220
       Gross Profit .....................      2,526        2,369        2,108        2,346
       Net Income (Loss) ................        474          484          289          (33)
       Basic and Diluted Net Income
         (Loss) per Common Share ........   $   0.10     $   0.11     $   0.06     $  (0.01)

(7)    SUBSEQUENT EVENT
       On August 3, 2007, the Board of Directors of the Company announced that a regular quarterly cash dividend of $0.08 per share will be paid on September 12, 2007 to shareholders of record as of August 24, 2007. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

(8)    MAJOR CUSTOMER
       In June 2006, the New York State Office of General Services, Procurement Services Group ("OGS") terminated its contract with the Company. The OGS actions were due to the report of an investigation by the Office of the Special Commissioner of Investigation of the New York City Department of Education ("DOE"). The investigative report concluded that the Company operated improperly from 2001 through the spring of 2003 by using a subcontracting arrangement to obtain programmers for positions with the DOE. The subcontracting was with a small firm that was owned by an individual who worked as a consultant under contract at the DOE in a supervising capacity and sometimes was involved in decisions to select consultants that financially benefited both him and the Company. The investigative report also suggested that the Company received advanced information as to new positions from this individual and that the subcontracting increased the costs to the DOE since two firms, instead of one, profited from this arrangement.

       All new placements with the DOE, including renewals of existing placements, were being made under this OGS contract prior to its termination. As a result the Company will not be able to make new placements or renew existing placements with the DOE. The DOE accounted for approximately 13% of the Company's revenues during the Company's fiscal year ended May 31, 2006 and 4% during fiscal 2007. At May 31, 2006 the Company had forty-one consultants placed with the DOE. As a result of the termination, consultants placed with the DOE who came up for renewal were not renewed. The last remaining consultants were terminated in April 2007.

       DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting without written authorization. While the Company believes that its subcontracting did not result in overcharges to DOE, it has settled the matter in order to avoid the expense and uncertainty of litigation. The related $900,000 reserve established at May 31, 2006 was sufficient for the settlement which was finalized in May, 2007.

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

Item 9B. Other Information
         -----------------

None

PART III

Item 10. Directors and Executive Officers of the Company.
         -----------------------------------------------

The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
         ----------------------

The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

The information required by this Item 14 is incorporated by reference to the Company's definitive proxy statement in connection with the 2007 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
         ------------------------------------------

(a) The following documents are filed as part of this report:

    1. The financial statements as indicated in the index set forth on page 17.

    2. Financial statement schedule:

       Schedule supporting consolidated financial statements:      Page
                                                                   ----
          Schedule II - Valuation and Qualifying Accounts .......   32

    Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

    3. Exhibits as listed in Exhibit Index on page 34.


                           TSR, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                              Charged to
                                                 Balance at    Cost and
                                                 Beginning     Expense       Deductions/   Balance at
                                                 of Period    (Recovery)     Write-Offs   End of Period
       Year ended May 31, 2007:
       Allowance for doubtful accounts ......    $355,000     $     --       $     --       $355,000
                                                 ========     ==========     ==========     ========

       Year ended May 31, 2006:
       Allowance for doubtful accounts ......    $430,000     $  (75,000)    $     --       $355,000
                                                 ========     ==========     ==========     ========

       Year ended May 31, 2005:
       Allowance for doubtful accounts ......    $430,000     $     --       $     --       $430,000
                                                 ========     ==========     ==========     ========

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.



By:  /s/ J.F. Hughes
     ----------------------------
     J. F. Hughes, Chairman

Dated:  August 7, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       /s/ J.F. Hughes
       --------------------------------------------
       J. F. Hughes, President,
       Treasurer and Director


       /s/ John G. Sharkey
       --------------------------------------------
       John G. Sharkey, Vice President, Finance,
       Controller and Secretary


       /s/ John H. Hochuli, Jr
       --------------------------------------------
       John H. Hochuli, Jr., Director


       /s/ James J. Hill
       --------------------------------------------
       James J. Hill, Director


       /s/ Christopher Hughes
       --------------------------------------------
       Christopher Hughes, Senior Vice President
       and Director


       /s/ Robert A. Esernio
       --------------------------------------------
       Robert A. Esernio, Director


       /s/ Raymond A. Roel
       --------------------------------------------
       Raymond A. Roel, Director


Dated: August 7, 2007

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2007


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

10.1      Employment Agreement between TSR, Inc. and Christopher
          Hughes, dated as of March 1, 2007. Incorporated by reference
          to the Form 8-K filed by the Company on March 6, 2007.          N/A

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

10.4      Employment Agreement dated June 1, 2002 between the Company and Joseph F. Hughes, incorporated by reference to Exhibit
          N/A 10.4 to the Annual Report on Form 10-K filed by the
          Company for the fiscal year ended May 31, 2002.                 N/A

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

21        List of Subsidiaries                                             35

31.1      Certification by J.F. Hughes Pursuant to Securities Exchange
          Act Rule 13a-14                                                  36

31.2      Certification by John G. Sharkey Pursuant to Securities
          Exchange Act Rule 13a-14                                         37

32.1      Certification of J.F. Hughes Pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                      38

32.2      Certification of John G. Sharkey Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                      39