Form 10-K/A
period 2007-05-31
TSR INC
filed 2007-09-28
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A
(Amendment No. 2)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Documents incorporated by Reference:

None

EXPLANATORY NOTE

This Form 10-K/A for the year ended May 31, 2007 is being filed for the purpose of providing the information required by Part III of this Annual Report on Form 10-K/A and restate the amendment to Item 5.

ITEM 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equities Securities.

The Company's shares of Common Stock trade on the NASDAQ Global Market under the symbol TSRI.  The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2007 and 2006:

	June 1, 2006 - May 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High Sales Price	5.50	4.75	4.79	4.53
Low Sales Price	3.55	3.80	3.85	3.80

	June 1, 2005 - May 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High Sales Price	6.38	6.00	11.16	6.04
Low Sales Price	5.10	4.35	4.50	4.30

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

The 1997 Employee Stock Option Plan, the Company’s lone equity compensation plan, expired on April 30, 2007.

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

Performance Graph of TSR, Inc. Common Stock Versus Broad Market and Peer Group Indices

	5/02	5/03	5/04	5/05	5/06	5/07
TSR, Inc.	100	117	118	105	88	69
NASDAQ (US)	100	99	123	129	137	164
Computer and Data Processing	100	104	119	132	132	172

Notes:

A.	The index level for all series was set to $100 at May 31, 2002.
B.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
C.	If the monthly interval based on the fiscal year-end is not a trading day, the preceding trading day is used.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain information concerning the executive officers and directors of the Company:

Name	Age	Position	Year First Officer or Director
Joseph F. Hughes	76	Chairman of the Board, Chief Executive Officer, President, Treasurer and Director	1969
John G. Sharkey	48	Vice President, Finance, Controller and Secretary	1990
James J. Hill (1,2,3,4)	74	Director	1989
John H. Hochuli, Jr. (1,2,3)	77	Director	1993
Robert A. Esernio (1,2,3,5)	78	Director	2001
Christopher Hughes	46	Sr. VP , Pres., TSR Consulting Services, Inc. and Director	2000
Raymond A. Roel.(1,2,3)	52	Director	2005

(1)           Member of the Compensation Committee of the Board of Directors.
(2)           Member of the Audit Committee of the Board of Directors.
(3)           Member of the Nominating Committee of the Board of Directors.
(4)           Mr. Hill is Chairman of the Compensation Committee.
(5)           Mr. Esernio is Chairman of the Audit and Nominating Committees.

Mr. Joseph F. Hughes, from 1953 until forming the Company in 1969, was employed by International Business Machines Corporation (“IBM”) in various systems engineering, marketing and administrative positions. Immediately prior to his employment with the Company, Mr. Hughes was responsible for managing the market and technical sales group serving colleges and universities with IBM in Long Island and Westchester County.

Mr. John G. Sharkey has a Masters Degree in Finance.  He received his Certified Public Accountant certification from the State of New York.  From 1987 until joining the Company in October 1990, Mr. Sharkey was Controller of a publicly held electronics manufacturer.  From 1984 to 1987, he served as Deputy Auditor of a commercial bank, having responsibility over the internal audit department.  Prior to 1984, Mr. Sharkey was employed by KPMG LLP as a senior accountant.

Mr. John H. Hochuli, Jr. has been a Director of the Company since April 1993.  In 1994 he retired from Diamond Manufacturing Corp., a maker of aluminum windows and doors, which he founded in 1955 and served as President.

Mr. James J. Hill has been a Director of the Company since December 1989.  In 1998, he retired from MRA Publications, Inc., a medical publishing business for which he had been Executive Vice President of Sales and Marketing since 1979.  Mr. Hill received a Bachelor of Science Degree in Business Administration from the University of Arizona in 1958 and a Bachelor of Foreign Trade Degree from the American Institute of Foreign Trade in Arizona in 1959.

Mr. Robert A. Esernio has been a Director of the Company since April 2001.  From 1969 through 1990 Mr. Esernio was a partner in the international accounting and consulting firm of Grant Thornton LLP.  Mr. Esernio is a certified public accountant and was also a professor of Accounting at St John’s and Long Island Universities from 1958 through 1985 when he retired with Emeritus status.  Mr. Esernio received a Bachelor of Business Administration Degree; Magna cum Laude from St. John’s University in 1956 and a Master of Business Administration Degree from New York University in 1963.

Mr. Christopher Hughes has been a Director of the Company from April 2000 until September 2004 and again from January 2005 until the present.  He has been employed by the Company since 1985 and was a Vice President-Sales for the Company’s computer programming services subsidiary from 1991 through 2006. In 2007 he was appointed Senior Vice President of the Company and President of the subsidiary.  He is the son of Mr. Joseph F. Hughes, Chairman of the Board.  Mr. Christopher Hughes is a 1984 graduate of St. Bonaventure University.

Mr. Raymond A. Roel has been a Director of the Company since January 2005.  Since 1996, Mr. Roel has been employed by McCann Worldgroup, a unit of Interpublic Group of Companies, Inc.  His most recent position is Associate Director of Worldwide Communications.  Mr. Roel is a 1977 graduate of Brown University.

The Company’s executive officers are elected by, and serve at the discretion of, the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent Stockholders are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended May 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

Code of Ethics
The Company has adopted a code of ethics that applies to all of the employees, including the chief executive officer and chief financial and accounting officers.  The code of ethics is posted on the Home Page of its website at http://www.tsrconsulting.com.  The Company intends to post on its website all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, our code of ethics.  Stockholders may request a free copy of the code of ethics by writing to Corporate Secretary, TSR, Inc., 400 Oser Avenue, Hauppauge, NY 11778.  Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics that apply to the Company’s directors or principal executive and financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the NASDAQ Stock Market.

Independence Determination
The Board of Directors has determined that each member of each committee meets the applicable laws and regulations, including those of The NASDAQ Stock Market, regarding “independence”.

The Audit Committee
The Audit Committee’s current members are Robert A. Esernio (Chairman), James J. Hill, John H. Hochuli Jr. and Raymond A. Roel. The Audit Committee’s primary functions are to assist the Board in monitoring the integrity of the Company’s financial statements and systems of internal control. The Audit Committee has direct responsibility for the appointment, independence and performance of the Company’s independent auditors. The Audit Committee is responsible for pre-approving any engagements of our independent auditors. The Audit Committee operates under a written charter approved by the Board on September 16, 2004, a copy of which was attached as an appendix to the Company’s proxy statement for its 2004 annual meeting.  The Board of Directors also has determined that Robert A. Esernio, an independent director who serves as the Chair of the Board’s Audit Committee, is an “audit committee financial expert” as such term is defined in applicable regulations of the Securities and Exchange Commission.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives and Strategy

The Company’s executive officer compensation program is designed to attract and retain the caliber of officers needed to ensure the Company’s continued growth and profitability and to reward them for their performance, the Company’s performance and for creating longer term value for shareholders. The primary objectives of the program are to:

•	align rewards with performance that creates shareholder value;

•	support the Company’s strong team orientation;

•	encourage high potential team players to build a career at the Company; and

•	provide rewards that are cost-efficient, competitive with other organizations and fair to employees and shareholders.

The Company’s executive compensation programs, as detailed in the executives’ employment agreements, are approved and administered by the Compensation Committee of the Board of Directors. Working with management, the Compensation Committee has developed a compensation and benefits strategy that rewards performance and reinforces a culture that the Compensation Committee believes will drive long-term success.

The compensation program rewards team accomplishments while promoting individual accountability. Compensation depends in significant measure on Company results, but individual accomplishments and responsibilities are also very important factors in determining each executive’s compensation.  We seek to provide compensation that is commensurate with performance.

Role of the Compensation Committee

General

The Compensation Committee provides overall guidance for our executive compensation policies and determines the amounts and elements of compensation for our executive officers.

The Compensation Committee currently consists of four members of our Board of Directors, Robert A. Esernio, James J Hill (Chair), John H. Hochuli, Jr, and Raymond A. Roel. Each current member of the Compensation Committee is independent, as independence is defined for purposes of Compensation Committee membership by the listing standards of Nasdaq.

Joseph Hughes, Chairman of the Board and Chief Executive Officer, makes recommendations to the Compensation Committee with respect to the establishment of salaries and granting of bonuses to other executives of the Company.

Use of Outside Advisors

In making its determinations with respect to executive compensation, the Compensation Committee has not historically engaged the services of a compensation consultant. The Compensation Committee has the authority to retain, terminate and set the terms of the Company’s relationship with any outside advisors who assist the Committee in carrying out its responsibilities.

Compensation Structure

Pay Elements — Overview
The Company utilizes three main components of compensation:

•	Base Salary — fixed pay that takes into account an individual’s role and responsibilities, experience, expertise and individual performance.

•	Annual Incentive — variable pay that is designed to reward attainment of annual business and individual performance goals.

•	Benefits and Perquisites — these include club dues, automobile allowances and medical insurance benefits.

Pay Elements — Details

1.             Base Salary
The Compensation Committee reviews officer salaries and makes adjustments as warranted based on individual responsibilities and performance, Company performance in light of market conditions and competitive practice.

2.             Annual Incentive Compensation
Annual incentive compensation for the executive officers is paid under an incentive arrangement as detailed in the officer’s employment agreement. The incentive arrangements are designed to grant bonus awards to such individuals as an incentive to contribute to our profitability. The Compensation Committee administers the incentive arrangements which, in some cases, include establishment of targets in area of responsibility and payment of bonus based on the extent to which the targets have been met or exceeded, or which, in some cases, are based on meeting overall profits targets.

The Company also previously provided incentive compensation through the grant of stock options, but its stock option plan has expired, and in view of the recent market prices of the Company’s common stock, the Compensation Committee does not consider stock-based incentive plans to provide an effective incentive.

3.              Other Benefits and Perquisites
The Company’s executive compensation program also includes other benefits and perquisites. These benefits include those available to all full-time employees, such as medical benefits, dental benefits, life insurance and disability insurance. Perquisites also include, in some instances, automobile allowances, club memberships and an executive medical plan. The Company annually reviews these other benefits and perquisites and makes adjustments as warranted based on competitive practices, the Company’s performance and the individual’s responsibilities and performance.

Pay Mix
We utilize the elements of compensation described above because we believe that it provides a well-proportioned mix of retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards.  By following this approach, we provide the executive a measure of security in the minimum level of compensation that the individual is eligible to receive, while motivating the executive to focus on the business metrics that will produce a high level of performance for the Company.

Pay Levels
Pay levels for executives are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, pay levels in the marketplace for similar positions and performance of the individual and the Company as a whole. The Compensation Committee is responsible for approving pay levels for the executive officers. In determining the pay levels, the Compensation Committee considers all forms of compensation and benefits.

As noted above, notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals vary based on a number of factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive. Actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the creation of shareholder value.

Post-Termination Compensation and Benefits

Change in control or severance arrangements are negotiated in the employment agreements of the executive officers. They range from none up to two years of salary, bonus and benefits.

Employment agreements
We have entered into employment agreements with two of the Named Executives and the employment agreement with Joseph F. Hughes recently terminated and the Compensation Committee will consider whether to authorize a new employment agreement with Mr. Hughes.

In June 2002, an employment agreement was entered into with Joseph F. Hughes, which terminated May 31, 2007. This agreement provided for an initial base salary of $437,000 with annual adjustments based upon increases in the Consumer Price Index, such increases to be no less than 3% and no more than 8% per year.  Additionally, the agreement provided for an annual discretionary bonus for each fiscal year, up to a maximum of $50,000 if pre-tax profits were less than $1,000,000 and a minimum of 7.5% of pre-tax profits if such profits exceeded $1,000,000.  In fiscal 2007, Mr. Hughes received the minimum bonus of 7.5% of pre-tax profits or $189,000 as incentive compensation. The Compensation Committee authorized Mr. Hughes to continue to be compensated on the basis of this employment agreement, pending its consideration of a new employment agreement or arrangement.

In June 2005, an employment agreement was entered into with John G. Sharkey, which terminates May 31, 2010.  This agreement provides for an initial annual base salary of $150,000, subject to increase in the discretion of the President of the Company and an annual discretionary bonus, which bonus was $50,000 for the fiscal year ended May 31, 2007.  The agreement also contains a change in control agreement pursuant to which Mr. Sharkey may receive a payment equal to two times his prior year’s total compensation.

In March 2007, an employment agreement was entered into with Christopher Hughes, which terminates February 28, 2012. This agreement provides for an annual base salary of $ 200,000 and an annual discretionary bonus as approved by the Compensation Committee of the Board of Directors. The agreement also contains a change in control agreement pursuant to which Mr. Hughes may receive a payment equal to two times his prior year’s total compensation.

Compensation Committee Discretion
The Compensation Committee retains the discretion to decrease all forms of incentive payouts based on significant individual or Company performance shortfalls. Likewise, the Compensation Committee retains the discretion to increase payouts and/or consider special awards for significant achievements or special circumstances.

Conclusion
The Compensation Committee believes that each of the compensation packages of the executive officers is within the competitive range of practices.

Adjustment or Recovery of Awards
Under Section 304 of Sarbanes-Oxley, if the Company is required to restate its financial results due to material non-compliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer must reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of securities of the Company during those 12 months.

Impact of Tax and Accounting
As a general matter, the Compensation Committee always takes into the account the various tax and accounting implications of compensation vehicles employed by the Company.

When determining amounts of Stock Incentive Plan grants to executives and employees, the Compensation Committee considered the accounting cost associated with the grants. Under Statement of Financial Accounting Standard 123 (revised 2004), grants of stock options, restricted stock, restricted stock units and other share-based payments result in an accounting charge for the Company. The accounting charge is equal to the fair value of the instruments being issued. For restricted stock and restricted stock units, the cost is equal to the fair value of the stock on the date of grant times the number of shares or units granted. This expense is amortized over the requisite service period, or vesting period of the instruments. The Company’s lone share based plan expired in April 2007. There were no grants or exercises from this plan in fiscal 2007.

Section 162(m) of the Internal Revenue Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and the next four highest compensated officers. Exceptions are made for qualified performance-based compensation, among other things. It is the Compensation Committee’s policy to maximize the effectiveness of our executive compensation plans in this regard.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference into our annual report on Form 10-K.

Compensation Committee
Robert A. Esernio
James J. Hill (Chair)
John H. Hochuli Jr.
Raymond A. Roel

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Joseph F. Hughes President and Chief Executive Officer	2007	$498,000	$189,000	—	—	—	—	$54,000 (1)	$741,000
John G. Sharkey Vice President, Finance	2007	156,000	50,000	—	—	—	—	7,000 (2)	213,000
Christopher Hughes Sr. Vice President	2007	$156,000	$119,000	—	—	—	—	$11,000 (3)	$286,000

(1)	Other Compensation for Mr. J. Hughes consists of $18,000 club dues, $26,000 in benefits from an executive medical plan and $10,000 from personal use of a company owned vehicle.
(2)	Other Compensation for Mr. Sharkey consists of $7,000 from personal use of a company leased vehicle.
(3)	Other Compensation for Mr. C. Hughes consists of $8,000 in benefits from an executive medical plan and $3,000 from personal use of a company leased vehicle.

GRANTS OF PLAN-BASED AWARDS: There were no grants of plan-based awards in fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END: There were no outstanding equity awards at the end of fiscal 2007.

OPTIONS EXERCISED AND VESTED: There were no options exercised or vested during fiscal 2007.

PENSION BENEFITS: The Company does not maintain a defined benefit pension plan. The Company maintains a 401(K) defined contribution plan: however, no amounts have been contributed by the Company for the Named Executives.

NONQUALIFIED DEFERRED COMPENSATION: The Company does not maintain any nonqualified deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL: Under employment agreements entered into between the Company and one of the Named Executive Officers, Christopher Hughes, if the Named Executive Officer’s employment is terminated by the Company for any reason other than for cause, the Employee would be entitled to receive a severance payment equal two years base salary, payable in equal semi-monthly installments and would continue to be provided all employee benefits for 18 months at the Company’s expense. The employment agreements for two of the Named Executives, also contain change in control agreements pursuant to which, in the case of Mr. Sharkey, if he terminates his employment or his employment is terminated following a change of control and, in the case of Christopher Hughes, if his employment is terminated without cause following a change of control,  the Named Executives would receive a payment equal to two times his prior year’s total compensation (base salary and bonus) in a lump sum payment and would continue to be provided all benefits for 18 months after termination in the case of Mr. Hughes and 24 months in the case of Mr. Sharkey.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	. All Other Compensation	Total

Robert A. Esernio	$10,000	—	—	—	—	—	$10,000
James J. Hill	10,000	—	—	—	—	—	10,000
John H. Hochuli, Jr.	10,000	—	—	—	—	—	10,000
Raymond A. Roel	$10,000	—	—	—	—	—	$10,000
For their service, members of the Board of Directors who are not salaried employees of the Company received an annual retainer of $10,000, payable quarterly during fiscal 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain Beneficial Owners

As of September 20, 2007 the following persons were known to Management to be beneficial owners of more than five percent of the Company's Common Stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership at September 20, 2007 (1)	Percent of Class

Joseph F. Hughes (2) 400 Oser Avenue Hauppauge, New York 11788 Daniel Zeff (4) 50 California Street Suite 1500 San Francisco, CA 94111	1,839,267(3) 456,023	40.3% 10.0%

(1)	Unless otherwise stated herein, each beneficial owner has sole voting power and sole investment power.

(2)	The beneficial owner is an officer and director of the Company.

(3)	Mr. Hughes' ownership includes 270,928 shares of common stock held of record by his wife, as to which Mr. Hughes disclaims beneficial ownership.

(4)	Information furnished in reliance on the Schedule 13D filed September 17, 2007.

All executive officers and directors of the Company as a group (7 persons) beneficially owned shares of the Company's common stock as of September 20, 2007 as follows:

Amount of Shares Beneficially Owned	Percent of Class
1,854,187	40.6%

Directors and Executive Officers of the Company
The following table sets forth certain information concerning equity securities beneficially owned as of September 20, 2007 by the executive officers and directors of the Company.  The statements as to securities beneficially owned are based upon information furnished by the officers and directors of the Company:

Name	Position	Common Stock of the Company Owned Beneficially Directly or Indirectly	Percentage Of Class

Joseph F. Hughes	Chairman of the Board, Chief Executive Officer, President, Treasurer and Director	1,839,267 (1)	40.3%
John G. Sharkey	Vice President, Finance, Controller and Secretary	13,500	0.3%
James J. Hill	Director	—	—
John H. Hochuli, Jr.	Director	—	—
Robert A. Esernio	Director	—	—
Christopher Hughes	Sr. VP , Pres., TSR Consulting Services, Inc. and Director	1,420	—
Raymond A. Roel	Director	—	—

(1)  Mr. Hughes' ownership includes 270,928 shares of common stock held of record by his wife, as to which Mr. Hughes disclaims beneficial ownership

ITEM 13.	Certain Relationships and Related Transactions.

The Company was not a participant in, since the beginning of the Company's last fiscal year, any transaction, and there are no currently proposed transactions, in which the Company is to be a participant, and in which the amount involved exceeds $120,000, and in which any related party (as defined in SEC Regulation S-K, Item 404) had or will have a direct or indirect material interest.

On an ongoing basis, the Audit Committee is required by its charter to review all “related party transactions” (those transactions that are required to be disclosed in this proxy statement by SEC Regulation S-K, Item 404 and under Nasdaq’s rules), if any, for potential conflicts of interest and all such transactions must be approved by the Audit Committee.

ITEM 14.	Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees billed by BDO Seidman, LLP for professional services related to the audit of the Company’s consolidated financial statements for the fiscal years ended May 31, 2007, 2006, and 2005 were $50,634, $51,817 and $41,981, respectively. The fees associated with the reviews of the consolidated condensed financial statements included in the Company’s Quarterly reports on Form 10-Q for the fiscal years ended May 31, 2007, 2006, and 2005 were  $18,327, $15,229, and $15,255, respectively.

AUDIT RELATED FEES

There were no fees billed by BDO Seidman, LLP for audit related services for the fiscal years ended May 31, 2007, 2006 or 2005.

TAX SERVICES

There were no fees billed by BDO Seidman, LLP for tax services during the fiscal years ended May 31, 2007, 2006 or 2005.

ALL OTHER SERVICES

There were no fees billed by BDO Seidman, LLP related to any other non-audit services for the fiscal years ended May 31, 2007, 2006 or 2005.

PRE-APPROVAL

The Audit Committee is responsible for approving engagement of the auditors to render audit or non-audit services prior to the engagement of the auditors to render such services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3)               Exhibits

Exhibit No.	Description

31.1	Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-14

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14

32.1	Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By: /s/ J.F. Hughes
J. F. Hughes, Chairman

Dated: September 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ J.F. Hughes
J. F. Hughes, President, Treasurer and Director

/s/ John G. Sharkey
John G. Sharkey, Vice President, Finance, Controller and Secretary

/s/ John H. Hochuli, Jr.
John H. Hochuli, Jr., Director

/s/ James J. Hill
James J. Hill, Director

/s/ Christopher Hughes
Christopher Hughes, Senior Vice President and Director

Robert A. Esernio, Director

/s/ Raymond A. Roel
Raymond A. Roel, Director

Dated:  September 26, 2007