Form 10-Q
period 2007-08-31
TSR INC
filed 2007-10-12
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended August 31, 2007

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

                         400 Oser Avenue, Hauppauge, NY
--------------------------------------------------------------------------------
                 11788 (Address of principal executive offices)

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

                               SHARES OUTSTANDING
--------------------------------------------------------------------------------
           4,568,012 shares of common stock, par value $.01 per share, as of September 30, 2007
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information:

     Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets -
             August 31, 2007 and May 31, 2007..............................  3

             Condensed Consolidated Statements of Income -
             For the three months ended August 31, 2007 and 2006...........  4

             Condensed Consolidated Statements of Cash Flows -
             For the three months ended August 31, 2007 and 2006...........  5

             Notes to Condensed Consolidated Financial Statements..........  6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 10

     Item 3. Quantitative and Qualitative Disclosure About Market Risk..... 15

     Item 4. Controls and Procedures....................................... 15

Part II.  Other Information................................................ 15

     Item 1A. Risk Factors................................................. 15

     Item 6. Exhibits...................................................... 15

Signatures................................................................. 15

Part I. Financial Information
        Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                            August 31,        May 31,
                                                                                     2007            2007
                                                                                 -----------     -----------
                                                                                 (Unaudited)      (Note 1)
Current Assets:
     Cash and cash equivalents .............................................     $ 1,490,071     $ 1,900,264
     Marketable securities .................................................       6,404,529       6,395,131
     Accounts receivable, net of allowance for doubtful accounts of $355,000       9,463,345       8,156,651
     Other receivables .....................................................          96,114          99,015
     Prepaid expenses ......................................................          59,183          54,928
     Prepaid and recoverable income taxes ..................................           5,156         153,618
     Deferred income taxes .................................................         145,000         145,000
                                                                                 -----------     -----------
          Total current assets .............................................      17,663,398      16,904,607

Marketable securities ......................................................         996,484         996,445
Equipment and leasehold improvements, net of accumulated depreciation
        and amortization of $387,980 and $380,838 ..........................          40,589          46,290
Other assets ...............................................................          49,653          49,653
Deferred income taxes ......................................................          62,000          62,000
                                                                                 -----------     -----------

Total assets ...............................................................     $18,812,124     $18,058,995
                                                                                 ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ...........................................     $   324,495     $   306,695
     Accrued expenses and other current liabilities ........................       2,365,797       2,191,212
     Advances from customers ...............................................       1,520,674       1,591,324
     Dividends payable .....................................................         365,441            --
     Income taxes payable ..................................................         159,153            --
                                                                                 -----------     -----------
          Total current liabilities ........................................       4,735,560       4,089,231
                                                                                 -----------     -----------

Minority Interest ..........................................................          42,273          17,500
                                                                                 -----------     -----------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued ....................................            --              --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 shares .......................          62,283          62,283
     Additional paid-in capital ............................................       5,071,727       5,071,727
     Retained earnings .....................................................      20,931,582      20,849,555
                                                                                 -----------     -----------
                                                                                  26,065,592      25,983,565
     Less: Treasury stock, 1,660,314 shares, at cost .......................      12,031,301      12,031,301
                                                                                 -----------     -----------
Total stockholders' equity .................................................      14,034,291      13,952,264
                                                                                 -----------     -----------

Total liabilities and stockholders' equity .................................     $18,812,124     $18,058,995
                                                                                 ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      August 31,

                                                                               2007              2006
                                                                           ------------      ------------
Revenues, net ........................................................     $ 13,525,652      $ 12,375,689
                                                                           ------------      ------------

Cost of sales ........................................................       11,016,350         9,998,545

Selling, general and administrative expenses .........................        1,798,871         1,748,723
                                                                           ------------      ------------
                                                                             12,815,221        11,747,268
                                                                           ------------      ------------

Income from operations ...............................................          710,431           628,421

Other income (expense):
         Interest and dividend income ................................          112,454           112,437
         Unrealized gain on marketable securities, net ...............            2,856             1,240
         Minority interest in subsidiary operating profits ...........          (30,273)          (18,436)
                                                                           ------------      ------------

Income before income taxes ...........................................          795,468           723,662

Provision for income taxes ...........................................          348,000           280,000
                                                                           ------------      ------------

Net income ...........................................................     $    447,468      $    443,662
                                                                           ============      ============

Basic and diluted net income per common share ........................     $       0.10      $       0.10
                                                                           ============      ============

Weighted average number of basic and diluted common shares outstanding        4,568,012         4,568,012
                                                                           ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      August 31,

                                                                               2007              2006
                                                                           ------------      ------------
Cash flows from operating activities:
     Net income.......................................................     $    447,468      $    443,662
     Adjustments to reconcile net income
       to net cash (used in) provided by operating activities:
       Depreciation and amortization..................................            7,142             6,140
     Unrealized  gain  on  marketable  securities, net................           (2,856)           (1,240)
       Minority interest in subsidiary operating profits..............           30,273            18,436

Changes in assets and liabilities:
     Accounts receivable..............................................       (1,306,694)         (247,868)
     Other receivables................................................            2,901             4,777
     Prepaid expenses.................................................           (4,255)             (106)
     Prepaid and recoverable income taxes.............................          148,462           174,731
     Other assets.....................................................              --                --
     Accounts payable and accrued expenses............................          192,385           422,936
     Income taxes payable.............................................          159,153           (24,275)
     Advances from customers..........................................          (70,650)          (11,511)
                                                                           ------------      ------------
Net cash (used in) provided by operating activities...................         (396,671)          785,682
                                                                           ------------      ------------
Cash flows from investing activities:
     Proceeds from maturities of marketable securities................        2,934,269         2,444,806
     Purchases of marketable securities...............................       (2,940,850)       (2,436,199)
     Purchase of fixed assets.........................................           (1,441)           (7,865)
                                                                           ------------      ------------
Net cash (used in) provided by investing activities...................           (8,022)              742
                                                                           ------------      ------------
Cash flows from financing activities
   Distribution to minority interest..................................           (5,500)           (6,000)
                                                                           ------------      ------------
Net cash used in financing activities.................................           (5,500)           (6,000)
                                                                           ------------      ------------
Net increase (decrease) in cash and cash equivalents..................         (410,193)          780,424
Cash and cash equivalents at beginning of period......................        1,900,264         2,660,739
                                                                           ------------      ------------
Cash and cash equivalents at end of period............................     $  1,490,071      $  3,441,163
                                                                           ============      ============
Supplemental disclosures of cash flow data:
       Income taxes paid..............................................     $     40,000      $    130,000
                                                                           ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2008. The balance sheet at May 31, 2007 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2007.

2.   NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. The Company has had no stock options or other common stock equivalents outstanding during any of the periods presented.

3    CASH AND CASH EQUIVALENTS

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2007 and May 31, 2007:

                                                    August 31,       May 31,
                                                       2007           2007

          Cash in banks........................    $   226,146    $   390,370
          Money market funds...................      1,263,925      1,509,894
                                                   -----------    -----------
                                                   $ 1,490,071    $ 1,900,264
                                                   ===========    ===========

4.   REVENUE RECOGNITION

     The Company's contract computer programming services are generally provided under time and materials agreements with customers. Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 104, "Revenue Recognition," when persuasive evidence of an arrangement exits, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Advances from customers represent amounts received from customers prior to the Company's provision of the related services and credit balances from overpayments.

     Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force
     (EITF) Issue 01-14 "Income Statement of Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2007
                                   (UNAUDITED)

5.   MARKETABLE SECURITIES

     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities are mostly less than one year), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities at August 31, 2007 and May 31, 2007 are summarized as follows:

                                                                   Gross         Gross
     August 31, 2007                                             Unrealized    Unrealized
                                                   Amortized      Holding        Holding      Recorded
     Current                                         Cost          Gains         Losses         Value
     -------                                      ----------     ---------     ---------     ----------
     United States Treasury Securities......      $6,383,929     $     --      $     --      $6,383,929

     Equity Securities......................          16,866         3,734           --          20,600
                                                  ----------     ---------     ---------     ----------

                                                  $6,400,795     $   3,734     $     --      $6,404,529
                                                  ==========     =========     =========     ==========

     Long - Term
     -----------

     United States Treasury Securities......      $  996,484     $     --      $     --      $  996,484
                                                  ==========     =========     =========     ==========

                                                                   Gross         Gross
     May 31, 2007                                                Unrealized    Unrealized
                                                   Amortized      Holding        Holding      Recorded
     Current                                         Cost          Gains         Losses         Value
     -------                                      ----------     ---------     ---------     ----------

     United States Treasury Securities......      $6,377,387     $     --      $     --      $6,377,387

     Equity Securities......................          16,866           878           --          17,744
                                                  ----------     ---------     ---------     ----------
                                                  $6,394,253     $     878     $     --      $6,395,131
                                                  ==========     =========     =========     ==========

     Long - Term
     -----------
     United States Treasury Securities......      $  996,445     $     --      $     --      $  996,445
                                                  ==========     =========     =========     ==========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2007
                                   (UNAUDITED)

6.   STOCK OPTIONS

     The Company had one stock-based employee compensation plan in effect which expired on April 30, 2007. Effective June 1, 2006, the Company accounted for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of SFAS No. 123, ("FAS123 (R)"), which requires that the fair market value of all share based payment transactions be recognized in the financial statements. FAS123 (R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted FAS123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments as of August 31, 2007.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, FIN 48 requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. The adoption of FIN 48 at the beginning of the 2008 fiscal year did not have a material effect on the Company's consolidated financial statements.

     The Company may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations in selling, general and administrative expenses.

     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                 AUGUST 31, 2007
                                   (UNAUDITED)

8.   DIVIDENDS

     On August 3, 2007, the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.08 per share for the quarter ended May 31, 2007 would be paid on September 12, 2007 to stockholders of record as of August 24, 2007. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

9.   MAJOR CUSTOMERS

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

     All new placements with the DOE, including renewals of existing placements, were being made under this OGS contract prior to its termination. As a result, the Company will not be able to make new placements or renew existing placements with the DOE. The DOE accounted for approximately 13% of the Company's revenues during the Company's fiscal year ended May 31, 2006 and 4% during fiscal 2007. At May 31, 2006, the Company had forty-one consultants placed with the DOE. As a result of the termination, consultants placed with the DOE who came up for renewal were not renewed. The last remaining consultants were terminated in April 2007.

     DOE also asserted a claim against the Company for a reimbursement due to the Company's subcontracting without written authorization. While the Company believes that its subcontracting did not result in overcharges to DOE, it has settled the matter in order to avoid the expense and uncertainty of litigation. The related $900,000 reserve established at May 31, 2006 was sufficient for the settlement which was finalized in May 2007.

PART I. FINANCIAL INFORMATION
        ITEM 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact on the Company's business due to the merger of AT&T and SBC Communications, Inc.; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward looking statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of income. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2007 compared with three months ended August 31, 2006

                                                 Three Months Ended
                                                     August 31,
                                            (Dollar amounts in Thousands)
                                            2007                     2006
                                            ----                     ----
                                                 % of                     % of
                                    Amount     Revenues      Amount     Revenues

Revenues.......................    $ 13,526      100.0      $ 12,376      100.0
Cost of sales..................      11,017       81.4         9,999       80.8
                                   --------      -----      --------      -----

Gross profit...................       2,509       18.6         2,377       19.2

Selling, general, and
 administrative expenses.......       1,799       13.3         1,749       14.1
                                   --------      -----      --------      -----
Income from operations.........         710        5.3           628        5.1

Other income, net..............          85        0.6            96        0.8
                                   --------      -----      --------      -----
Income before income taxes.....         795        5.9           724        5.9
Provision for income taxes.....         348        2.6           280        2.3
                                   --------      -----      --------      -----

Net income.....................    $    447        3.3      $    444        3.6
                                   ========      =====      ========      =====

                           TSR, INC. AND SUBSIDIARIES

REVENUES

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended August 31, 2007 increased $1,150,000 or 9.3% from the quarter ended August 31, 2006. The average number of consultants on billing with customers decreased from approximately 342 for the quarter ended August 31, 2006 to 336 for the quarter ended August 31, 2007. Changes in the business mix toward higher level skills allowed the Company to increase its average billing rates to customers, offsetting the slight decrease in the average number of consultants on billing with customers.

As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the sole vendor management company for AT&T, is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to these changes, the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 100 at August 31, 2006 to 68 at August 31, 2007. The Company is unable to predict whether this change in relationship will continue to impact the Company's business relationship with AT&T.

The Company's contract to provide services to the DOE was terminated in June 2006. There were 41 consultants on billing with the DOE at May 31, 2006 and 13 at August 31, 2006. The last remaining consultants were terminated in April 2007.

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


COST OF SALES

Cost of sales for the quarter ended August 31, 2007, increased $1,018,000 or 10.2% to $11,017,000 from $9,999,000 in the prior year period. The increase in cost of sales resulted primarily from increased amounts paid to consultants on billing with clients due to skill level and increased competition. Cost of sales as a percentage of revenues increased from 80.8% in the quarter ended August 31, 2006 to 81.4% in the quarter ended August 31, 2007. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $50,000 or 2.9% from $1,749,000 in the quarter ended August 31, 2006 to $1,799,000 in the quarter ended August 31, 2007. This increase was primarily attributable to an increase in the number of technical recruiters. Additional recruiters have been hired to address increasing competition.

                           TSR, INC. AND SUBSIDIARIES

INCOME FROM OPERATIONS

Income from operations increased $82,000 or 13.1% from $628,000 in the quarter ended August 31, 2006 to $710,000 in the quarter ended August 31, 2007. The increased revenues were sufficient to provide additional income, in spite of the increase in cost of sales as a percentage of revenues.


OTHER INCOME

Other income resulted primarily from interest and dividend income, which remained at approximately $112,000 for the periods ended August 31, 2007 and 2006.


INCOME TAXES

The effective income tax rate of 43.7% for the quarter ended August 31, 2007 increased from a rate of 38.7% in the quarter ended August 31, 2006. The lower effective rate in the prior year period was the result of a credit taken due to a change in estimate associated with prior year taxes. The lower effective rate in the prior year period was the primary reason that net income did not increase, as expected, with the increase in income from operations in the current quarter.

                           TSR, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At August 31, 2007, the Company had working capital of $12,928,000 including cash and cash equivalents of $1,490,000 as compared to working capital of $12,815,000 including cash and cash equivalents of $1,900,000 at May 31, 2007. The Company's working capital also included $6,405,000 and $6,395,000 of marketable securities with maturities of less than one year at August 31, 2007 and May 31, 2007, respectively.

For the three months ended August 31, 2007, net cash used in operating activities was $397,000 compared to cash provided of $786,000 for the three months ended August 31, 2006, or a decrease of $1,183,000. The cash used in operating activities primarily resulted from an increase in accounts receivable of $1,307,000. The increase in accounts receivable resulted primarily from delayed payments from two vendor management accounts. The Company believes that these increases are temporary and the amounts will be collected. The cash provided by operating activities in the three months ended August 31, 2006, resulted primarily from the Company's net income and an increase in accounts payable and accrued expenses.

Net cash used in investing activities of $8,000 for the three months ended August 31, 2007 primarily resulted from reinvesting all of the proceeds of maturing US Treasury Securities with decreasing interest rates.

Net cash used in financing activities resulted primarily from distributions to the minority interest of $6,000.

The Company's capital resource commitments at August 31, 2007 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2007. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 6, 2007. The Company is in process of negotiating a renewal of this line of credit with the bank. As of August 31, 2007, no amounts were outstanding under this line of credit.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
                  ---------------------------------------------

                                                      PAYMENTS DUE BY PERIOD

    CONTRACTUAL OBLIGATIONS
    -----------------------
                                               LESS THAN                                MORE THAN
                                   TOTAL        1 YEAR       1-3 YEARS     3-5 YEARS     5 YEARS
                                ----------    ----------    ----------    ----------    ----------
Operating Leases.............   $1,037,000    $  341,000    $  411,000    $  285,000    $      --


Employment Agreements........    1,381,000    $  375,000       706,000       300,000           --
                                ----------    ----------    ----------    ----------    ----------


Total........................   $2,418,000    $  716,000    $1,117,000    $  585,000    $      --
                                ==========    ==========    ==========    ==========    ==========

                           TSR, INC. AND SUBSIDIARIES

RECENT ACCOUNT PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, FIN 48 requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. The adoption of FIN 48 at the beginning of the 2008 fiscal year did not have a material effect on the Company's consolidated financial statements.

We may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the statement of operations in selling, general and administrative expenses.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2007 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of August 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the Company's most recently reported completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

     There are no material changes to the risk factors described in the Form 10-K, filed on August 8, 2007.

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

                                    TSR Inc.
                                  (Registrant)


Date: October 12, 2007                /s/ J.F. Hughes
                                      --------------------------------------
                                      J.F. Hughes, Chairman and President


Date: October 12, 2007                /s/ John G. Sharkey
                                      --------------------------------------
                                      John G. Sharkey, Vice President Finance
                                      and Chief Financial Officer