Form 10-Q
period 2007-11-30
TSR INC
filed 2008-01-08
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended November 30, 2007


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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                               SHARES OUTSTANDING
                               ------------------

        4,568,012 shares of common stock, par value $.01 per share, as of
        -----------------------------------------------------------------
                               December 31, 2007
                               -----------------
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX





                                                                           Page
                                                                          Number
                                                                          ------
Part I.  Financial Information:

         Item 1. Financial Statements:


                 Condensed Consolidated Balance Sheets -
                    November 30, 2007 and May 31, 2007....................     3


                 Condensed Consolidated Statements of Income -
                    For the three months and six months ended
                    November 30, 2007 and 2006............................     4


                 Condensed Consolidated Statements of Cash Flows -
                    For the six months ended November 30, 2007 and 2006...     5


                 Notes to Condensed Consolidated Financial Statements.....     6


         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................    10


         Item 3. Quantitative and Qualitative Disclosure About Market Risk    16


         Item 4. Controls and Procedures..................................    16


Part II.  Other Information...............................................    16

         Item 1A. Risk Factors............................................    16

         Item 6.  Exhibits................................................    16

Signatures................................................................    16

Part I.  Financial Information
         Item 1.  Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     November 30,        May 31,
ASSETS                                                                                   2007             2007
                                                                                     ------------     ------------
                                                                                      (Unaudited)       (Note 1)
Current Assets:
     Cash and cash equivalents .................................................     $    927,209     $  1,900,264
     Marketable securities .....................................................        6,413,816        6,395,131
     Accounts receivable, net of allowance for doubtful accounts of $325,459
            and $354,649 .......................................................        9,017,070        8,156,651
     Other receivables .........................................................           90,642           99,015
     Prepaid expenses ..........................................................           54,849           54,928
     Prepaid and recoverable income taxes ......................................           77,439          153,618
     Deferred income taxes .....................................................          132,000          145,000
                                                                                     ------------     ------------
          Total current assets .................................................       16,713,025       16,904,607

Marketable securities ..........................................................          998,594          996,445
Equipment and leasehold improvements, net of accumulated depreciation
        and amortization of $394,341 and $380,838 ..............................           34,227           46,290
Other assets ...................................................................           49,653           49,653
Deferred income taxes ..........................................................           62,000           62,000
                                                                                     ------------     ------------

Total assets ...................................................................     $ 17,857,499     $ 18,058,995
                                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ...............................................     $    365,972     $    306,695
     Accrued expenses and other current liabilities ............................        1,879,084        2,191,212
     Advances from customers ...................................................        1,505,094        1,591,324
                                                                                     ------------     ------------
          Total current liabilities ............................................        3,750,150        4,089,231
                                                                                     ------------     ------------

Minority Interest ..............................................................           60,455           17,500
                                                                                     ------------     ------------
Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued ........................................             --               --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 shares ...........................           62,283           62,283
     Additional paid-in capital ................................................        5,071,727        5,071,727
     Retained earnings .........................................................       20,944,185       20,849,555
                                                                                     ------------     ------------
                                                                                       26,078,195       25,983,565
                                                                                     ------------     ------------
     Less: Treasury stock, 1,660,314 shares, at cost ...........................       12,031,301       12,031,301
                                                                                     ------------     ------------
Total stockholders' equity .....................................................       14,046,894       13,952,264
                                                                                     ------------     ------------

Total liabilities and stockholders' equity .....................................     $ 17,857,499     $ 18,058,995
                                                                                     ============     ============

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                    INCOME For The Three and Six Months Ended
                           November 30, 2007 and 2006
                                   (UNAUDITED)

                                                                     Three Months Ended                  Six Months Ended
                                                                        November 30,                        November 30,
                                                               ------------------------------      ------------------------------
                                                                   2007              2006              2007              2006
                                                               ------------      ------------      ------------      ------------

Revenues,  net ...........................................     $ 13,241,551      $ 12,626,000      $ 26,767,203      $ 25,001,689
                                                               ------------      ------------      ------------      ------------
Cost of  sales ...........................................       10,752,454        10,256,562        21,768,804        20,255,107
Selling, general and administrative expenses .............        1,921,646         1,805,021         3,720,517         3,553,744
                                                               ------------      ------------      ------------      ------------
                                                                 12,674,100        12,061,583        25,489,321        23,808,851
                                                               ------------      ------------      ------------      ------------

Income from  operations ..................................          567,451           564,417         1,277,882         1,192,838

Other income (expense):
     Interest and dividend  income .......................           99,011           114,812           211,465           227,249
     Unrealized gain on marketable securities, net .......              264             1,460             3,120             2,700
     Minority interest in subsidiary operating profits ...          (23,682)          (12,139)          (53,955)          (30,575)
                                                               ------------      ------------      ------------      ------------

Income before income taxes ...............................          643,044           668,550         1,438,512         1,392,212
Provision  for income  taxes .............................          265,000           256,000           613,000           536,000
                                                               ------------      ------------      ------------      ------------

Net income ...............................................     $    378,044      $    412,550      $    825,512      $    856,212
                                                               ============      ============      ============      ============

Basic and diluted net income per common share ............     $       0.08      $       0.09      $       0.18      $       0.19
                                                               ============      ============      ============      ============


Weighted average number of basic and diluted common
shares outstanding .......................................        4,568,012         4,568,012         4,568,012         4,568,012
                                                               ============      ============      ============      ============



                The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended November 30, 2007 and 2006
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                              November 30,
                                                                                     ------------------------------
                                                                                         2007              2006
                                                                                     ------------      ------------
Cash flows from operating activities:
     Net income ................................................................     $    825,512      $    856,212
     Adjustments to reconcile net income
          to net cash provided by (used in) operating activities:
        Depreciation and amortization ..........................................           13,504            12,741
        Unrealized gain on marketable securities, net ..........................           (3,120)           (2,700)
        Minority interest in subsidiary operating profits ......................           53,955            30,575
        Deferred income taxes ..................................................           13,000              --
Changes in operating assets and liabilities:
           Accounts receivable .................................................         (860,419)         (401,715)
           Other receivables ...................................................            8,373           (15,114)
           Prepaid expenses ....................................................               79           (15,090)
           Prepaid and recoverable income taxes ................................           76,179           237,395
           Accounts payable and accrued expenses ...............................         (252,851)          120,178
           Advances from customers .............................................          (86,230)          (42,542)
           Income taxes payable ................................................             --             (51,209)
                                                                                     ------------      ------------

Net cash provided by (used in) operating activities ............................         (212,018)          728,731
                                                                                     ------------      ------------

Cash flows from investing activities:
       Proceeds from maturities of marketable securities .......................        5,381,450         4,402,747
       Purchases of marketable securities ......................................       (5,399,164)       (4,885,223)
       Purchases of fixed assets ...............................................           (1,441)          (29,580)
                                                                                     ------------      ------------

Net cash used in investing activities ..........................................          (19,155)         (512,056)
                                                                                     ------------      ------------
Cash flows from financing activities:
       Distribution to minority interest .......................................          (11,000)          (17,000)
       Cash dividends paid .....................................................         (730,882)         (730,882)
                                                                                     ------------      ------------

Net cash used in financing activities ..........................................         (741,882)         (747,882)
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents ......................................         (973,055)         (531,207)
Cash and cash equivalents at beginning of period ...............................        1,900,264         2,660,739
                                                                                     ------------      ------------

Cash and cash equivalents at end of period .....................................     $    927,209      $  2,129,532
                                                                                     ============      ============

Supplemental disclosures of cash flow data:
       Income taxes paid .......................................................     $    520,000      $    350,000
                                                                                     ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the six months ended November 30, 2007 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2008. The balance sheet at May 31, 2007 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2007.

2.   Net Income Per Common Share
     ---------------------------

     Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.   Cash and Cash Equivalents
     -------------------------

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2007 and May 31, 2007:

                                                  November 30,        May 31,
                                                      2007             2007
                                                  ------------     ------------
               Cash in banks ................     $    215,431     $    390,370
               Money Market Funds ...........          711,778        1,509,894
                                                  ------------     ------------
                                                  $    927,209     $  1,900,264
                                                  ============     ============

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                NOVEMBER 30, 2007
                                   (Unaudited)


5.   Marketable Securities
     ---------------------

     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities are mostly less than one year), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities at November 30, 2007 and May 31, 2007 are summarized as follows:

                                                                                     Gross          Gross
          November 30, 2007                                                       Unrealized     Unrealized
                                                                     Amortized      Holding        Holding       Recorded
          Current                                                      Cost          Gains          Losses         Value
          -------                                                  ------------   ------------   ------------   ------------
          United States Treasury Securities ....................   $  6,392,952   $       --     $       --     $  6,392,952
          Equity Securities ....................................         16,866          3,998           --           20,864
                                                                   ------------   ------------   ------------   ------------

                                                                   $  6,409,818   $      3,998   $       --     $  6,413,816
                                                                   ============   ============   ============   ============
          Long - Term
          -----------
          United States Treasury Securities ....................   $    998,594   $       --     $       --     $    998,594
                                                                   ============   ============   ============   ============



                                                                                     Gross          Gross
          May 31, 2007                                                            Unrealized     Unrealized
                                                                     Amortized      Holding        Holding       Recorded
          Current                                                      Cost          Gains          Losses         Value
          -------                                                  ------------   ------------   ------------   ------------
          United States Treasury Securities ....................   $  6,377,387   $       --     $       --     $  6,377,387
          Equity Securities ....................................         16,866            878           --           17,744
                                                                   ------------   ------------   ------------   ------------

                                                                   $  6,394,253   $        878   $       --     $  6,395,131
                                                                   ============   ============   ============   ============
          Long - Term
          -----------
          United States Treasury Securities ....................   $    996,445   $       --     $       --     $    996,445
                                                                   ============   ============   ============   ============

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                NOVEMBER 30, 2007
                                   (Unaudited)

6.   Stock Options
     -------------

     The Company had one stock-based employee compensation plan in effect which expired on April 30, 2007. Effective June 1, 2006, the Company accounted for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of SFAS No. 123, ("FAS123 (R)"), which requires that the fair market value of all share based payment transactions be recognized in the financial statements. FAS123 (R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted FAS123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments as of November 30, 2007.

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

     The Company may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statement of income in selling, general and administrative expenses.

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                NOVEMBER 30, 2007
                                   (Unaudited)


8.   Dividends
     ---------

     On January 7, 2008, the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.08 per share for the quarter ended November 30, 2007 would be paid on February 18, 2008 to stockholders of record as of January 25, 2008. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

9.   Major Customers
     ---------------

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

Three months ended November 30, 2007 compared with three months ended November
------------------------------------------------------------------------------
30, 2006
--------

                                                                           Three Months Ended
                                                                               November 30,
                                                                      (Dollar amounts in Thousands)

                                                                      2007                     2006
                                                            -----------------------   -----------------------
                                                                            % of                      % of
                                                              Amount      Revenues      Amount      Revenues
                                                            ----------   ----------   ----------   ----------
Revenues ................................................   $   13,241        100.0   $   12,626        100.0
Cost of sales ...........................................       10,752         81.2       10,256         81.2
                                                            ----------   ----------   ----------   ----------
Gross profit ............................................        2,489         18.8        2,370         18.8

Selling, general and administrative expenses ............        1,922         14.5        1,805         14.3
                                                            ----------   ----------   ----------   ----------
Income from operations ..................................          567          4.3          565          4.5

Other income, net .......................................           76          0.6          104          0.8
                                                            ----------   ----------   ----------   ----------
Income before income taxes ..............................          643          4.9          669          5.3
Provision for income taxes ..............................          265          2.0          256          2.0
                                                            ----------   ----------   ----------   ----------
Net income ..............................................   $      378          2.9   $      413          3.3
                                                            ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended November 30, 2007 increased $615,000 or 4.9% from the quarter ended November 30, 2006. The average number of consultants on billing with customers remained at approximately 348 for the quarter ended November 30, 2006 and for the quarter ended November 30, 2007. Changes in the business mix toward higher level skills allowed the Company to increase its average billing rates to customers, resulting in the revenue increase.

As a result of the merger of AT&T with SBC Communications, Inc. in November 2005, Procurestaff, which had been the sole vendor management company for AT&T, is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to a series of changes which have been implemented since the merger, the Company experienced a significant decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 88 at November 30, 2006 to 53 at November 30, 2007. The Company is unable to predict whether this change in relationship will continue to impact the Company's business relationship with AT&T.

The Company's contract to provide services to the DOE was terminated in June 2006. There were 41 consultants on billing with the DOE at May 31, 2006 and 11 at November 30, 2006. The last remaining consultants were terminated in April 2007.

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

Cost of Sales
-------------

Cost of sales for the quarter ended November 30, 2007, increased $496,000 or 4.8% to $10,752,000 from $10,256,000 in the prior year period. The increase in cost of sales resulted primarily from increased amounts paid to consultants on billing with clients due to increased skill level which was also reflected in higher billing rates to customers. Cost of sales as a percentage of revenues remained at 81.2% in the quarter ended November 30, 2006 and in the quarter ended November 30, 2007.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $117,000 or 6.5% from $1,805,000 in the quarter ended November 30, 2006 to $1,922,000 in the quarter ended November 30, 2007. This increase was primarily attributable to an increase in the number of account executives. Additional account executives have been hired to bring about future growth.

Income from Operations
----------------------

Income from operations increased $2,000 or 0.5% from $565,000 in the quarter ended November 30, 2006 to $567,000 in the quarter ended November 30, 2007. The increased revenues were sufficient to provide additional income, in spite of the increase in selling, general and administrative expenses. Income from operations included $118,000 in the quarter ended November 30, 2007 and $61,000 in the quarter ended November 30, 2006 from the Company's majority owned subsidiary. The minority owner's share of this income, which equaled $24,000 and $12,000, respectively, is deducted from "Other income."

                           TSR, INC. AND SUBSIDIARIES

Other Income
------------

Other income resulted primarily from interest and dividend income, which declined to approximately $99,000 for the quarter ended November 30, 2007 from $115,000 for the quarter ended November 30, 2006. Other income also decreased because improved profits from the Company's majority owned subsidiary resulted in the amount allocated to the minority interest to increase to $24,000 from $12,000 in the prior year quarter.

Income Taxes
------------

The effective income tax rate of 41.2% for the quarter ended November 30, 2007 increased from a rate of 38.3% in the quarter ended November 30, 2006. The lower effective rate in the prior year period was the result of a credit taken due to a change in estimate associated with prior year taxes.

Six months ended November 30, 2007 compared with six months ended November 30,
------------------------------------------------------------------------------
2006
----

                                                                            Six Months Ended
                                                                               November 30,
                                                                      (Dollar amounts in Thousands)

                                                                      2007                     2006
                                                            -----------------------   -----------------------
                                                                            % of                      % of
                                                              Amount      Revenues      Amount      Revenues
                                                            ----------   ----------   ----------   ----------
Revenues ................................................   $   26,767        100.0   $   25,002        100.0
Cost of sales ...........................................       21,769         81.3       20,255         81.0
                                                            ----------   ----------   ----------   ----------
Gross profit ............................................        4,998         18.7        4,747         19.0

Selling, general and administrative expenses ............        3,720         13.9        3,554         14.2
                                                            ----------   ----------   ----------   ----------
Income from operations ..................................        1,278          4.8        1,193          4.8

Other income, net .......................................          161          0.6          199          0.8
                                                            ----------   ----------   ----------   ----------
Income before income taxes ..............................        1,439          5.4        1,392          5.6
Provision for income taxes ..............................          613          2.3          536          2.2
                                                            ----------   ----------   ----------   ----------
Net income ..............................................   $      826          3.1   $      856          3.4
                                                            ==========   ==========   ==========   ==========

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the six months ended November 30, 2007 increased $1,765,000 or 7.1% from the six months ended November 30, 2006. The average number of consultants on billing with customers decreased from approximately 345 for the six months ended November 30, 2006 to 342 for the six months ended November 30, 2007. Changes in the business mix toward higher level skills allowed the Company to increase its average billing rates to customers, offsetting the slight decrease in the average number of consultants on billing with customers.

As a result of the merger of AT&T with SBC Communications, Inc. in 2005, Procurestaff, which had been the sole vendor management company for AT&T, is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to a series of changes which have been implemented since the merger, the Company experienced a significant decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 88 at November 30, 2006 to 53 at November 30, 2007. The Company is unable to predict whether this change in relationship will continue to impact the Company's business relationship with AT&T.

                           TSR, INC. AND SUBSIDIARIES

The Company's contract to provide services to the DOE was terminated in June 2006. There were 41 consultants on billing with the DOE at May 31, 2006 and 11 at November 30, 2006. The last remaining consultants were terminated in April 2007.

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

Cost of Sales
-------------

Cost of sales for the six months ended November 30, 2007, increased $1,514,000 or 7.5% to $21,769,000 from $20,255,000 in the prior year period. The increase in cost of sales resulted primarily from increased amounts paid to consultants on billing with clients due to increased skill level which was also reflected in higher billing rates to customers. Cost of sales as a percentage of revenues increased from 81.0% in the six months ended November 30, 2006 to 81.3% in the six months ended November 30, 2007. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $166,000 or 4.7% from $3,554,000 in the six months ended November 30, 2006 to $3,720,000 in the six months ended November 30, 2007. This increase was primarily attributable to an increase in the number of account executives. Additional account executives have been hired to bring about future growth.

Income from Operations
----------------------

Income from operations increased $85,000 or 7.1% from $1,193,000 in the six months ended November 30, 2006 to $1,278,000 in the six months ended November 30, 2007. The increased revenues were sufficient to provide additional income, in spite of the increases in cost of sales as a percentage of revenues and selling, general and administrative expenses. Income from operations included $270,000 in the six months ended November 30, 2007 and $153,000 in the six months ended November 30, 2006 from the Company's majority owned subsidiary. The minority owner's share of this income, which equaled $54,000 and $31,000, respectively, is deducted from "Other income."

Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased to approximately $211,000 for the six months ended November 30, 2007 from $227,000 for the six months ended November 30, 2006. Other income also decreased because improved profits from the Company's majority owned subsidiary resulted in amounts allocated to the minority interest to increase to $54,000 from $31,000 in the prior year period.

Income Taxes
------------

The effective income tax rate of 42.6% for the six months ended November 30, 2007 increased from a rate of 38.5% in the six months ended November 30, 2006. The lower effective rate in the prior year period was the result of a credit taken due to a change in estimate associated with prior year taxes. The lower effective rate in the prior year period was the primary reason that net income did not increase, as expected, with the increase in income from operations in the current quarter.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At November 30, 2007, the Company had working capital of $12,963,000 including cash and cash equivalents of $927,000 as compared to working capital of $12,815,000 including cash and cash equivalents of $1,900,000 at May 31, 2007. The Company's working capital also included $6,414,000 and $6,395,000 of marketable securities with maturities of less than one year at November 30, 2007 and May 31, 2007, respectively.

For the six months ended November 30, 2007, net cash used in operating activities was $212,000 compared to cash provided of $729,000 for the six months ended November 30, 2006, or a decrease of $941,000. The cash used in operating activities primarily resulted from an increase in accounts receivable of $860,000. The increase in accounts receivable resulted primarily from delayed payments from one vendor management account. The Company believes that this increase is temporary and the amounts will be collected. The cash provided by operating activities in the six months ended November 30, 2006, resulted primarily from the Company's net income, an increase in prepaid and recoverable income taxes and an increase in accounts payable and accrued expenses.

Net cash used in investing activities of $19,000 for the six months ended November 30, 2007 primarily resulted from reinvesting all of the proceeds of maturing US Treasury Securities with decreasing interest rates.

Net cash used in financing activities resulted primarily from distributions to the minority interest of $11,000 and cash dividends paid of $731,000.

The Company's capital resource commitments at November 30, 2007 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2007. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of November 30, 2007, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                             ------------------------------------------------------------------------------
                                                                        Payments Due By Period
                                             ------------------------------------------------------------------------------
          Contractual Obligations                             Less than                                          More than
          -----------------------               Total           1 Year         1-3 Years        3-5 Years         5 Years
                                             ----------       ----------       ----------       ----------       ----------
Operating Leases .........................   $  953,000       $  306,000       $  415,000       $  232,000       $     --

Employment Agreements ....................    2,035,000          873,000          912,000          250,000             --
                                             ----------       ----------       ----------       ----------       ----------

Total ....................................   $2,988,000       $1,179,000       $1,327,000       $  482,000       $     --
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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2007 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of November 30, 2007.

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

                                                      TSR Inc.
                                         ---------------------------------------
                                                    (Registrant)

Date:  January 7, 2008                     /s/ J.F. Hughes
                                         ---------------------------------------
                                         J.F. Hughes, Chairman and President

Date:  January 7, 2008                     /s/ John G. Sharkey
                                         ---------------------------------------
                                         John G. Sharkey, Vice President Finance
                                              and Chief Financial Officer