Form 10-Q
period 2008-02-29
TSR INC
filed 2008-04-07
CIK 98338

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended February 29, 2008

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


                                  631-231-0333
                         (Registrant's telephone number)

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

                               SHARES OUTSTANDING

4,568,012 shares of common stock, par value $.01 per share, as of March 31, 2008
================================================================================

                           TSR, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION:


     ITEM 1. FINANCIAL STATEMENTS:


          Condensed Consolidated Balance Sheets -
               February 29, 2008 and May 31, 2007..........................   3


          Condensed Consolidated Statements of Income -
               For the three months and nine months ended
               February 29, 2008 and February 28, 2007 ....................   4


          Condensed Consolidated Statements of Cash Flows -
               For the nine months ended February 29, 2008 and
               February 28, 2007...........................................   5


          Notes to Condensed Consolidated Financial Statements.............   6


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................  10


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
               MARKET RISK.................................................  17


     ITEM 4. CONTROLS AND PROCEDURES.......................................  17

PART II.  OTHER INFORMATION................................................  17

     ITEM 1A. RISK FACTORS.................................................  17

     ITEM 6. EXHIBITS......................................................  17

Signatures.................................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                February 29,       May 31,
                                                                          2008            2007
                                                                      -----------     -----------
                                                                      (Unaudited)       (Note 1)
Current Assets:
     Cash and cash equivalents ..................................     $   449,181     $ 1,900,264
     Marketable securities ......................................       5,937,762       6,395,131
     Accounts receivable, net of allowance for
          doubtful accounts of $325,459 and $354,649 ............       9,804,871       8,156,651
     Other receivables ..........................................          58,498          99,015
     Prepaid expenses ...........................................          57,878          54,928
     Prepaid and recoverable income taxes .......................          65,942         153,618
     Deferred income taxes ......................................         132,000         145,000
                                                                      -----------     -----------
          Total current assets ..................................      16,506,132      16,904,607

Marketable securities ...........................................         999,648         996,445
Equipment and leasehold improvements, at cost (net of accumulated
     depreciation and amortization of $391,501 and $380,838) ....          28,747          46,290
Other assets ....................................................          49,653          49,653
Deferred income taxes ...........................................          62,000          62,000
                                                                      -----------     -----------

Total assets ....................................................     $17,646,180     $18,058,995
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and other payables ................................     $   256,386     $   306,695
     Accrued expenses and other current liabilities .............       1,890,805       2,191,212
     Advances from customers ....................................       1,549,312       1,591,324
     Income taxes payable .......................................           7,927            --
                                                                      -----------     -----------
          Total current liabilities .............................       3,704,430       4,089,231
                                                                      -----------     -----------

Minority Interest ...............................................          45,831          17,500
                                                                      -----------     -----------

Stockholders' Equity:
     Preferred stock, $1 par value, authorized
          1,000,000 shares; none issued .........................            --              --
     Common stock, $.01 par value, authorized
          25,000,000 shares; issued 6,228,326 shares ............          62,283          62,283
     Additional paid-in capital .................................       5,071,727       5,071,727
     Retained earnings ..........................................      20,793,210      20,849,555
                                                                      -----------     -----------
                                                                       25,927,220      25,983,565
     Less: Treasury stock, 1,660,314 shares, at cost ............      12,031,301      12,031,301
                                                                      -----------     -----------
Total stockholders' equity ......................................      13,895,919      13,952,264
                                                                      -----------     -----------

Total liabilities and stockholders' equity ......................     $17,646,180     $18,058,995
                                                                      ===========     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
                                   (UNAUDITED)

                                                                      Three Months Ended                  Nine Months Ended
                                                                February 29,      February 28,      February 29,      February 28,
                                                                    2008              2007              2008              2007
                                                                ------------      ------------      ------------      ------------
Revenues, net .............................................     $ 12,411,619      $ 11,773,704      $ 39,178,822      $ 36,775,393
                                                                ------------      ------------      ------------      ------------

Cost of sales .............................................       10,227,614         9,722,403        31,996,418        29,977,510
Selling, general and administrative expenses ..............        1,866,485         1,777,553         5,587,002         5,331,297
                                                                ------------      ------------      ------------      ------------
                                                                  12,094,099        11,499,956        37,583,420        35,308,807
                                                                ------------      ------------      ------------      ------------

Income from operations ....................................          317,520           273,748         1,595,402         1,466,586

Other income (expense):
     Interest and dividend income .........................           89,457           118,965           300,922           346,214
     Realized and unrealized gain (loss) from marketable
       securities, net ....................................           (4,889)           (1,228)           (1,769)            1,472
     Minority interest in subsidiary operating profits ....          (16,622)           (6,227)          (70,577)          (36,802)
                                                                ------------      ------------      ------------      ------------
Income before income taxes ................................          385,466           385,258         1,823,978         1,777,470
Provision for income taxes ................................          171,000           184,000           784,000           720,000
                                                                ------------      ------------      ------------      ------------
Net income ................................................     $    214,466      $    201,258      $  1,039,978      $  1,057,470
                                                                ============      ============      ============      ============

Basic and diluted net income per common share .............     $       0.05      $       0.04      $       0.23      $       0.23
                                                                ============      ============      ============      ============

Weighted average number of basic and diluted
common shares outstanding .................................        4,568,012         4,568,012         4,568,012         4,568,012
                                                                ============      ============      ============      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
                                   (UNAUDITED)

                                                                                  Nine Months Ended

                                                                             February 29,     February 28,
                                                                                 2008             2007
                                                                             -----------      -----------
Cash flows from operating activities:
     Net income ........................................................     $ 1,039,978      $ 1,057,470

     Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
     Depreciation and amortization .....................................          18,984           20,546
     Realized and unrealized (gain) loss from marketable securities, net           1,769           (1,472)
     Minority interest in subsidiary operating profits .................          70,577           36,802
     Deferred income taxes .............................................          13,000             --

Changes in operating assets and liabilities:
     Accounts receivable - trade .......................................      (1,648,220)          64,547
     Other receivables .................................................          40,517           (5,760)
     Prepaid expenses ..................................................          (2,950)         (16,852)
     Prepaid and recoverable income taxes ..............................          87,676          240,885
     Accounts payable and accrued expenses .............................        (350,716)        (166,041)
     Income taxes payable ..............................................           7,927         (102,974)
     Advances from customers ...........................................         (42,012)           2,458
                                                                             -----------      -----------

Net cash provided by (used in) operating activities ....................        (763,470)       1,129,609
                                                                             -----------      -----------

Cash flows from investing activities:
     Proceeds from maturities and sales of marketable securities .......       8,818,667        7,332,461
     Purchases of marketable securities ................................      (8,366,270)      (7,822,343)
     Purchases of fixed assets .........................................          (1,441)         (31,399)
                                                                             -----------      -----------

Net cash (used in) provided by investing activities ....................         450,956         (521,281)
                                                                             -----------      -----------

Cash flows from financing activities:
     Distributions to minority interest ................................         (42,246)         (63,578)
     Cash dividends paid ...............................................      (1,096,323)      (1,096,323)
                                                                             -----------      -----------
Net cash used in financing activities ..................................      (1,138,569)      (1,159,901)
                                                                             -----------      -----------

Net decrease in cash and cash equivalents ..............................      (1,451,083)        (551,573)
Cash and cash equivalents at beginning of period .......................       1,900,264        2,660,739
                                                                             -----------      -----------

Cash and cash equivalents at end of period .............................     $   449,181      $ 2,109,166
                                                                             ===========      ===========

Supplemental disclosures of cash flows:
     Income taxes paid .................................................     $   675,000      $   576,000
                                                                             ===========      ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the nine months ended February 29, 2008 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2008. The consolidated balance sheet at May 31, 2007 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2007.

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

3    CASH AND CASH EQUIVALENTS

     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 29, 2008 and May 31, 2007:

                                           February 29,       May 31,
                                              2008             2007
                                           -----------     -----------
     Cash in banks....................     $   281,398     $   390,370
     Money market funds...............         167,783       1,509,894
                                           -----------     -----------
                                           $   449,181     $ 1,900,264
                                           ===========     ===========

4.   REVENUE RECOGNITION

     The Company's contract computer programming services are generally provided under time and materials agreements with customers. Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 104, "Revenue Recognition," when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Advances from customers represent amounts received from customers prior to the Company's provision of the related services and credit balances from overpayments.

     Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force
     (EITF) Issue 01-14 "Income Statement of Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 29, 2008
                                   (UNAUDITED)


5.   MARKETABLE SECURITIES

     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities are mostly less than one year), such securities have been classified as held-to -maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value with unrealized gains and losses included in earnings. The Company's marketable securities at February 29, 2008 and May 31, 2007 are summarized as follows:

                                                               Gross         Gross
                                                             Unrealized    Unrealized
                                               Amortized      Holding       Holding       Recorded
     February 29, 2008                           Cost          Gains         Losses        Value
                                               ----------    ----------    ----------    ----------
     Current
     -------
     United States Treasury Securities......   $5,921,787    $      --     $     --      $5,921,787
     Equity Securities......................       16,866           --          (891)        15,975
                                               ----------    ----------    ----------    ----------
                                               $5,938,653    $      --     $    (891)    $5,937,762
                                               ==========    ==========    ==========    ==========
     Long - Term
     -----------
     United States Treasury Securities......   $  999,648    $      --     $      --     $  999,648
                                               ==========    ==========    ==========    ==========


                                                               Gross         Gross
                                                             Unrealized    Unrealized
                                               Amortized      Holding       Holding       Recorded
     May 31, 2007                                Cost          Gains         Losses        Value
                                               ----------    ----------    ----------    ----------
     Current
     -------
     United States Treasury Securities......   $6,377,387    $      --     $      --     $6,377,387
     Equity Securities......................       16,866           878           --         17,744
                                               ----------    ----------    ----------    ----------
                                               $6,394,253    $      878    $      --     $6,395,131
                                               ==========    ==========    ==========    ==========
     Long - Term
     -----------
     United States Treasury Securities......   $  996,445    $      --     $      --     $  996,445
                                               ==========    ==========    ==========    ==========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 29, 2008
                                   (UNAUDITED)

6.   STOCK OPTIONS

     The Company had one stock-based employee compensation plan in effect which expired on April 30, 2007. Effective June 1, 2006, the Company accounted for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of SFAS No. 123, ("FAS123(R)"), which requires that the fair market value of all share based payment transactions be recognized in the financial statements. FAS123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted FAS123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments as of February 29, 2008.

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

     The Company may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statement of income in selling, general and administrative expenses.

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                FEBRUARY 29, 2008
                                   (UNAUDITED)

8.   DIVIDENDS

     On April 4, 2008 the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.08 per share for the quarter ended February 29, 2008 would be paid on May 5, 2008 to shareholders of record as of April 18, 2008. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

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

Three months ended February 29, 2008 compared with three months ended February
------------------------------------------------------------------------------
28, 2007
--------

                                         (Dollar Amounts in Thousands)
                                               Three Months Ended
                                      February 29,           February 28,
                                          2008                   2007
                                          ----                   ----
                                                 %of                    %of
                                    Amount    Revenues     Amount    Revenues
                                   --------   --------    --------   --------
Revenues, net..................    $ 12,412     100.0     $ 11,774     100.0
Cost of sales..................      10,228      82.4        9,722      82.6
                                   --------     -----     --------     -----
Gross profit...................       2,184      17.6        2,052      17.4

Selling, general, and
administrative expenses........       1,867      15.0        1,778      15.1
                                   --------     -----     --------     -----
Income from operations.........         317       2.6          274       2.3

Other income, net..............          68       0.5          111       1.0
                                   --------     -----     --------     -----
Income before income taxes.....         385       3.1          385       3.3
Provision for income taxes.....         171       1.4          184       1.6
                                   --------     -----     --------     -----
Net income.....................    $    214       1.7     $    201       1.7
                                   ========     =====     ========     =====

                           TSR, INC. AND SUBSIDIARIES

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the quarter ended February 29, 2008 increased $638,000 or 5.4% from the quarter ended February 28, 2007. The average number of consultants on billing with customers increased to approximately 329 for the quarter ended February 29, 2008 from approximately 326 for the quarter ended February 28, 2007. Changes in the business mix toward higher level skills allowed the Company to increase its average billing rates to customers, resulting in the revenue increase.

As a result of the merger of AT&T with SBC Communications, Inc. in November 2005, Procurestaff, which had been the sole vendor management company for AT&T, is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to a series of changes which have been implemented since the merger, the Company experienced a significant decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 79 at February 28, 2007 to 50 at February 29, 2008. The Company expects that these changes will continue to impact the Company's business relationship with AT&T, resulting in fewer opportunities to place new consultants with AT&T.

The Company's contract to provide services to the DOE was terminated in June 2006. There were 41 consultants on billing with the DOE at May 31, 2006 and 11 at February 28, 2007. The last remaining consultants were terminated in April 2007.

Although there had been some improvement in market conditions during the past few years prior to the recent economic downturn, the Company's revenues have not improved significantly. The Company has not yet fully adapted its business model to more effectively deal with changing market factors such as vendor management and off-shore IT operations. A focus of the Company's plan has been to hire additional experienced account executives and technical recruiters to address increased competition and to promote revenue growth. This process has taken longer than expected due to a combination of limited qualified candidates and increased compensation expectations of qualified candidates.

As a result of the recent economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will decrease in the short term and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients. The Company currently derives 15 to 20 percent of its revenues from the financial services industry.

Cost of Sales
-------------

Cost of sales for the quarter ended February 29, 2008, increased $506,000 or 5.2% to $10,228,000 from $9,722,000 in the prior year period. The increase in cost of sales resulted primarily from increased amounts paid to consultants on billing with clients due to increased skill level which was also reflected in higher billing rates to customers. Cost of sales as a percentage of revenues decreased from 82.6% in the quarter ended February 28, 2007 to 82.4% in the quarter ended February 29, 2008.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $89,000 or 5.0% from $1,778,000 in the quarter ended February 28, 2007 to $1,867,000 in the quarter ended February 29, 2008. This increase was primarily attributable to an increase in the number of account executives. Additional account executives have been hired to bring about future growth.

                           TSR, INC. AND SUBSIDIARIES

Income from Operations
----------------------

Income from operations increased $43,000 or 15.7% from $274,000 in the quarter ended February 28, 2007 to $317,000 in the quarter ended February 29, 2008. Income from operations included $83,000 in the quarter ended February 29, 2008 and $31,000 in the quarter ended February 28, 2007 from the Company's majority owned subsidiary. The minority owner's share of this income, which equaled $17,000 and $6,000, respectively, is deducted from "Other income."

Other Income
------------

Other income resulted primarily from interest and dividend income, which declined to approximately $89,000 for the quarter ended February 29, 2008 from $119,000 for the quarter ended February 28, 2007. The rate of interest earned on the Company's U.S. Treasury securities and money market accounts decreased in the period. Other income also decreased because improved profits from the Company's majority owned subsidiary resulted in the amount allocated to the minority interest to increase to $17,000 from $6,000 in the prior year quarter.

Income Taxes
------------

The effective income tax rate of 44.4% for the quarter ended February 29, 2008 decreased from a rate of 47.8% in the quarter ended February 28, 2007. The higher effective rate in the prior year period was the result of an additional amount provided due to a change in estimate associated with prior year taxes.


Nine months ended February 29, 2008 compared with nine months ended February 28,
--------------------------------------------------------------------------------
2007
----
                                         (Dollar Amounts in Thousands)
                                               Nine Months Ended
                                      February 29,           February 28,
                                          2008                   2007
                                          ----                   ----
                                                 %of                    %of
                                    Amount    Revenues     Amount    Revenues
                                   --------   --------    --------   --------

Revenues, net..................    $ 39,179     100.0     $ 36,775     100.0
Cost of sales..................      31,997      81.7       29,978      81.5
                                   --------     -----     --------     -----
Gross profit...................       7,182      18.3        6,797      18.5

Selling, general, and
administrative expenses........       5,587      14.2        5,331      14.5
                                   --------     -----     --------     -----
Income from operations.........       1,595       4.1        1,466       4.0

Other income, net..............         229       0.6          311       0.8
                                   --------     -----     --------     -----
Income before income taxes.....       1,824       4.7        1,777       4.8
Provision for income taxes.....         784       2.0          720       1.9
                                   --------     -----     --------     -----
Net income.....................    $  1,040       2.7     $  1,057       2.9
                                   ========     =====     ========     =====

Revenues
--------

Revenues consist primarily of revenues from computer programming consulting services. Revenues for the nine months ended February 29, 2008 increased $2,404,000 or 6.5% from the nine months ended February 28, 2007. The average number of consultants on billing with customers decreased from approximately 339 for the nine months ended February 28, 2007 to approximately 338 for the nine months ended February 29, 2008. Changes in the business mix toward higher level skills allowed the Company to increase its average billing rates to customers, offsetting the slight decrease in the average number of consultants on billing with customers.

TSR, INC. AND SUBSIDIARIES

As a result of the merger of AT&T with SBC Communications, Inc. in 2005, Procurestaff, which had been the sole vendor management company for AT&T, is currently one of many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to a series of changes which have been implemented since the merger, the Company experienced a significant decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 79 at February 28, 2007 to 50 at February 29, 2008. The Company expects that these changes will continue to impact the Company's business relationship with AT&T, resulting in fewer opportunities to place new consultants with AT&T.

The Company's contract to provide services to the DOE was terminated in June 2006. There were 41 consultants on billing with the DOE at May 31, 2006 and 11 at February 28, 2007. The last remaining consultants were terminated in April 2007.

Although there had been some improvement in market conditions during the past few years prior to the recent economic downturn, the Company's revenues had not improved significantly. The Company has not yet fully adapted its business model to more effectively deal with changing market factors such as vendor management and off-shore IT operations. A focus of the Company's plan has been to hire additional experienced account executives and technical recruiters to address increased competition and to promote revenue growth. This process has taken longer than expected due to a combination of limited qualified candidates and increased compensation expectations of qualified candidates.

As a result of the recent economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will decrease in the short term and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients. The Company currently derives 15 to 20 percent of its revenues from the financial services industry.

Cost of Sales
-------------

Cost of sales for the nine months ended February 29, 2008, increased $2,019,000 or 6.7% to $31,997,000 from $29,978,000 in the prior year period. The increase in cost of sales resulted primarily from increased amounts paid to consultants on billing with clients due to increased skill level which was also reflected in higher billing rates to customers. Cost of sales as a percentage of revenues increased from 81.5% in the nine months ended February 28, 2007 to 81.7% in the nine months ended February 29, 2008. The increase in cost of sales as a percentage of revenues was primarily attributable to discount programs instituted or expanded by customers. These discount programs decrease revenues without allowing offsetting cost reductions.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $256,000 or 4.8% from $5,331,000 in the nine months ended February 28, 2007 to $5,587,000 in the nine months ended February 29, 2008. This increase was primarily attributable to an increase in the number of account executives. Additional account executives have been hired to bring about future growth.

                           TSR, INC. AND SUBSIDIARIES

Income from Operations
----------------------

Income from operations increased $129,000 or 8.8% from $1,466,000 in the nine months ended February 28, 2007 to $1,595,000 in the nine months ended February 29, 2008. Income from operations included $353,000 in the nine months ended February 29, 2008 and $184,000 in the nine months ended February 28, 2007 from the Company's majority owned subsidiary. The minority owner's share of this income, which equaled $71,000 and $37,000, respectively, is deducted from "Other income."

Other Income
------------

Other income resulted primarily from interest and dividend income, which decreased to approximately $301,000 for the nine months ended February 29, 2008 from $346,000 for the nine months ended February 28, 2007. The rate of interest earned on the Company's U.S. Treasury securities and money market accounts decreased in the period. Other income also decreased because improved profits from the Company's majority owned subsidiary resulted in amounts allocated to the minority interest to increase to $71,000 from $37,000 in the prior year period.

Income Taxes
------------

The effective income tax rate of 43.0% for the nine months ended February 29, 2008 increased from a rate of 40.5% in the nine months ended February 28, 2007. The lower effective rate in the prior year period was the result of a credit taken in the first six months of the prior fiscal year due to a change in estimate associated with prior year taxes. The lower effective rate in the prior year period was the primary reason that net income did not increase, as expected, with the increase in income from operations in the current period.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At February 29, 2008, the Company had working capital of $12,802,000 and cash and cash equivalents of $449,000 as compared to working capital of $12,815,000 and cash and cash equivalents of $1,900,000 at May 31, 2007. The Company's working capital also included $5,938,000 and $6,395,000 of marketable securities with maturities of less than one year at February 29, 2008 and May 31, 2007, respectively.

Net cash used in operating activities of $763,000 for the nine months ended February 29, 2008, compared to $1,130,000 of cash provided by operating activities for the nine months ended February 28, 2007. The cash used in operating activities in the nine months ended February 29, 2008 resulted primarily from an increase in accounts receivable. This increase occurred because a vendor management company, which processed payments for three end clients, filed a petition in bankruptcy in January 2008. The agreement with the vendor management company was structured as a subcontracting agreement with the vendor management company entering into a services agreement directly with the end clients. As a result of the bankruptcy filing, payments from the end clients were delayed and only $300,000 of the aggregate amount of $1,600,000 due to the Company for services rendered prior to the bankruptcy filing were received before February 29, 2008. The bankruptcy court has issued an order permitting the end clients to pay the Company directly or to make payments to the company which acquired the vendor management system, which would, in turn, pay the Company the amounts due. As a result, the Company has received all but $100,000 of the amounts due from the end clients and expects to be paid the balance. The Company does not expect to incur any loss as a result of the bankruptcy filing. In the nine months ended February 28, 2007 cash flow provided by operating activities resulted primarily from the Company's net income.

Net cash provided by investing activities of $451,000 for the nine months ended February 29, 2008 primarily resulted from maturities of US Treasury securities in excess of purchases. Net cash used in investing activities of $521,000 for the nine months ended February 28, 2007 primarily resulted from purchasing US Treasury securities in excess of maturities.

Net cash used in financing activities of $1,139,000 and $1,160,000 for the nine months ended February 29, 2008 and February 28, 2007, respectively, resulted primarily from cash dividends paid.

The Company's capital resource commitments at February 29, 2008 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 29, 2008. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of February 29, 2008, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                   Payments Due By Period


                                          LESS THAN 1                                MORE THAN
Contractual Obligations         TOTAL         YEAR        1-3 YEARS     3-5 YEARS     5 YEARS
                             ----------    ----------    ----------    ----------    ----------
Operating Leases.........    $  867,000    $  271,000    $  398,000    $  198,000    $     --
Employment Agreements....     1,816,000       873,000       743,000       200,000          --
                             ----------    ----------    ----------    ----------    ----------
Total....................    $2,683,000    $1,144,000    $1,141,000    $  398,000    $     --
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

The Company may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statement of income in selling, general and administrative expenses.

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

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2007 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of February 29, 2008.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

     There are no material changes to the risk factors described in the Form 10-K, filed on August 8, 2007:

ITEM 6. EXHIBITS

     (a)  Exhibit 31.1 - Certification by J.F. Hughes pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                               TSR Inc.
                                             (Registrant)

Date: April 4, 2008             /s/ J.F. Hughes
                                -----------------------------------------
                                J.F. Hughes, Chairman and President

Date: April 4, 2008             /s/ John G. Sharkey
                                -----------------------------------------
                                John G. Sharkey, Vice President Finance
                                and Chief Financial Officer