Form 10-K
period 2008-05-31
TSR INC
filed 2008-08-19
CIK 98338

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K


        [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the fiscal year ended May 31, 2008

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


                   Registrant's telephone number: 631-231-0333

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Stock, par value,               The NASDAQ Global Market
$0.01 per share

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None
               --------------------------------------------------
                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[_] Yes   [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.
[_] Yes   [X] No
================================================================================

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" or "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[_] Large accelerated filer             [_] Accelerated filer
[_] Non-accelerated filer               [X] Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $4.08 at November 30, 2007 was $11,072,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2008 was 4,568,012.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2008 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1. Business.
        ---------
General
-------
TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2008, the Company provided IT staffing services to approximately 85 clients.

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

Contract Computer Programming Services
--------------------------------------
STAFFING SERVICES
The Company's contract computer programming services involve the provision of technical staff to clients to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company's clients. The Company's approach is to make available to its clients a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of mainframe and mid-range computer operations, personal computers and client-server support, internet and e-commerce operations, voice and data communications (including local and wide area networks) and help desk support. The Company's services provide clients with flexibility in staffing their day -to-day operations, as well as special projects, on a short-term or long-term basis.

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

In the past few years, an increasing number of companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staffing revenue. There can be no assurance that this trend will not continue to adversely impact the Company's IT staffing revenue.

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. The Company is in the process of hiring additional account executives and technical recruiters in its existing offices to address increased competition and to promote revenue growth. The hiring process has been taking longer than expected due to a combination of limited qualified candidates and increased compensation expectations of qualified candidates. As of May 31, 2008, the Company employed 14 persons who are responsible for recruiting technical personnel and 16 persons who are account executives. As of May 31, 2007 the Company had employed 14 technical personnel recruiters and 14 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 85 clients during the year ended May 31, 2008 as compared to 90 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenue from a relatively small number of clients. In the fiscal year ended May 31, 2008, the Company had two clients which constituted more than 10% of consolidated revenue (Procurestaff Ltd., 13.5% and The McGraw Hill Companies 12.2%). Procurestaff Ltd. is a vendor management services provider. In excess of 90% of the revenue generated from Procurestaff, Ltd. was from AT&T as the end client. Additionally, the Company's top ten clients accounted for 66% of consolidated revenue in fiscal 2008 and 71% in fiscal 2007. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

Additionally, Ensemble-Chimes, a vendor management company which had accounted for approximately 11.3% of the Company's consolidated revenue in the fiscal year ended May 31, 2007 filed for bankruptcy in January 2008. In excess of 90% of the consolidated revenue from Ensemble-Chimes was derived from McGraw Hill and another client. The Company did not suffer a material reduction in consolidated revenue from these clients as a result of Ensemble-Chimes' bankruptcy filing.

The Company's marketing is conducted through account executives that are responsible for customers in an assigned territory. Account executives call on potential new customers and are also responsible for maintaining existing client contacts within an assigned territory. Instead of utilizing technical managers to oversee the services provided by technical personnel to each client, the account executives are responsible for this role. As a result of the cost savings due to the combined functions of the account executives, the Company is able to provide its account executives with significantly higher incentive-based compensation. In addition, the Company generally pairs each account executive with a recruiter of technical personnel, who also receives incentive-based compensation. The Company believes that this approach allows the Company to more effectively serve its clients' needs for technical personnel, as well as providing its account executives and recruiters with incentives to maximize revenue in their territories.

The Company's marketing has been affected because some major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT
In addition to using internet based job boards such as Dice, Net Temps and Monster, the Company maintains a database of over 100,000 technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employee's skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 14 recruiters based in the U.S. and contracting with an India based company for 5 recruiters in India to help locate U.S. based technical consultants. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company's customers.

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

Personnel
---------
As of May 31, 2008, the Company employs 194 people including its 2 executive officers. Of such employees 16 are engaged in sales, 14 are recruiters for programmers, 151 are technical and programming consultants, and 11 are in administrative and clerical functions. None of the Company's employees belong to unions.

Item 1A. Risk Factors
         ------------
Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the factors set forth below.

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes. The Company has employment agreement with Mr. Hughes which expires May 31, 2009. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers.

In the fiscal year, ended May 31, 2008, the Company's largest clients, Procurestaff Ltd. and The McGraw Hill Companies accounted for 13.5% and 12.2% of the Company's consolidated revenue, respectively. Procurestaff is a vendor management company. In excess of 90% of the revenue received from Procurestaff relate to a single customer, AT&T. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. See "Rapidly Changing Industry" below.

In addition, because of the amount of outstanding receivables that the Company may have with its larger clients at any one time, if a client filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company's results of operations.

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

Competitive Market for Account Executives and Technical Recruiters

The Company has been seeking to increase the number of qualified account executives and technical recruiters for several years to meet competition and promote growth. The Company faces a highly competitive market for the limited number of qualified personnel and to date, the Company has had limited success in hiring such personnel. While the Company is continuing to seek to hire such personnel, there can be no assurance that the Company will be successful in hiring such personnel.

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

Vendor Management Companies

There have been recent changes in the industry, which could potentially affect the Company's operating results. Many customers have begun retaining third parties to provide vendor management services. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company's relationship with its customer, which makes it more difficult for the Company to maintain and expand its business. It also reduces the Company's profit margins.

In addition, the agreement with the vendor management companies are frequently structured as subcontracting agreements with the vendor management company entering into a services agreement directly with the end clients. As a result, in the event of a bankruptcy of a vendor management company, the Company's ability to collect its outstanding receivables and continue to provide services could be adversely affected. However, in connection with the bankruptcy of Ensemble-Chimes, the Company was able to collect its outstanding receivables and continue its relationship with the end clients. See. Item 1 Business-Marketing and Clients.

Effect of Current Economic Uncertainties

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will decrease in the short term and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients. The Company derived approximately 20 percent of its revenue from banking and brokerage clients in fiscal 2008.

Effect of Offshore Outsourcing

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenue to decline. In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staffing revenue for the industry. There can be no assurance that this trend will not continue to adversely impact the Company's IT staffing revenue.

Fluctuations in Quarterly Operating Results.

The Company's revenue and operating results are subject to significant variations from quarter to quarter. Revenue is subject to fluctuation based upon a number of factors, including the timing and number of client projects commenced and completed during the quarter, delays incurred in connection with projects, the growth rate of the market for contract computer programming services and general economic conditions. Unanticipated termination of a project or the decision by a client not to proceed to the next stage of a project anticipated by the Company could result in decreased revenue and lower utilization rates which could have a material adverse effect on the Company's business, operating results and financial condition. Compensation levels can be impacted by a variety of factors, including competition for highly skilled employees and inflation. The Company's operating results are also subject to fluctuation as a result of other factors.

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

Voting Power of Major Shareholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 40% of the Company's voting power as of July 31, 2008. As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company's common shareholders.

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

New Classes and Series of Stock

The Company's charter authorizes the Board of Directors to create new classes and series of preferred stock and to establish the preferences and rights of any such classes and series without further action of the shareholders. The issuance of additional classes and series of Capital Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

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

Item 1B.  Unresolved Staff Comments
          -------------------------
None

Item 2.   Properties.
          -----------
The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2010, with annual rentals of approximately $70,000. This space is used as executive and administrative offices for the Company and the Company's operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2012) and Edison, New Jersey (lease expires August, 2013), with aggregate monthly rentals of approximately $24,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.  Legal Proceedings.
         ------------------
There are no material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
Not Applicable



PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------
The Company's shares of Common Stock trade on the NASDAQ Global Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2008 and 2007:

                           JUNE 1, 2007 - MAY 31, 2008

                                    1ST       2ND       3RD       4TH
                                  QUARTER   QUARTER   QUARTER   QUARTER
                                  -------   -------   -------   -------
      High Sales Price  . . . .     4.15      4.72      4.49      4.24
      Low Sales Price . . . . .     3.75      4.01      3.86      3.54


                           JUNE 1, 2006 - MAY 31, 2007

                                    1ST       2ND       3RD       4TH
                                  QUARTER   QUARTER   QUARTER   QUARTER
                                  -------   -------   -------   -------
      High Sales Price. . . . .     5.50      4.75      4.79      4.53
      Low Sales Price . . . . .     3.55      3.80      3.85      3.80


There were 117 holders of record of the Company's Common Stock as of July 31, 2008. Additionally, the Company estimates that there were approximately 1,700 beneficial holders as of that date. The Company paid a dividend of $0.08 per quarter for fiscal 2007 and 2008. The Company has not determined its dividend policy for fiscal 2009. There can be no assurance that the Company will continue to pay dividends.

Securities authorized for issuance under equity compensation plans.

The 1997 Employee Stock Option Plan, the Company's lone equity compensation plan, expired on April 30, 2007.

Item 6.  Selected Financial Data
         -----------------------

(Amounts in Thousands, Except Per Share Data)

                                                            May 31,     May 31,     May 31,     May 31,     May 31,
                                                             2008        2007        2006        2005        2004
                                                            ------      ------      ------      ------      ------
Revenue  . . . . . . . . . . . . . . . . . . . . . . .     $51,723     $49,689     $48,109     $51,444     $51,725

Income From Operations  . . . . . . . . . . . . . . .        1,971       1,925       1,709       3,635       3,696

Net Income . . . . . . . . . . . . . . . . . . . . . .       1,276       1,393       1,214       2,145       2,124

Basic and Diluted Net Income Per Common Share . . . .         0.28        0.30        0.27        0.47        0.47

Working Capital . . . . . . . . . . . . . . . . . . .       12,693      12,815      12,368      14,391      14,976

Total Assets  . . . . . . . . . . . . . . . . . . . .       17,642      18,059      18,635      18,531      19,203

Stockholders' Equity  . . . . . . . . . . . . . . . .       13,767      13,952      14,021      14,589      15,192

Book Value Per Common Share . . . . . . . . . . . . .         3.01        3.05        3.07        3.19        3.33
(Total Shareholders' Equity Divided by Shares
Outstanding)


Cash Dividends Declared Per Common Share . . . . . . .     $  0.32     $  0.32     $  0.32     $  0.60     $  2.60

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------
The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto presented elsewhere in this report.

Results of Operations
---------------------
The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income. There can be no assurance that historical trends in operating results will continue in the future:

                               Year Ended May 31,
                          (Dollar Amounts in Thousands)

                                              2008                 2007
                                      -------------------   -------------------
                                                   % of                  % of
                                       Amount     Revenue    Amount     Revenue
                                      --------   --------   --------   --------

Revenue . . . . . . . . . . . . . .   $ 51,723      100.0   $ 49,689      100.0
Cost of Sales . . . . . . . . . . .     42,305       81.8     40,534       81.6
                                      --------   --------   --------   --------

Gross Profit  . . . . . . . . . . .      9,418       18.2      9,155       18.4
Selling, General and
   Administrative Expenses  . . . .      7,447       14.4      7,230       14.5
                                      --------   --------   --------   --------

Income from Operations  . . . . . .      1,971        3.8      1,925        3.9
Other Income, Net . . . . . . . . .        276        0.6        409        0.8
                                      --------   --------   --------   --------

Income Before Income Taxes  . . . .      2,247        4.4      2,334        4.7
Provision for Income Taxes  . . . .        971        1.9        941        1.9
                                      --------   --------   --------   --------
Net Income  . . . . . . . . . . . .   $  1,276        2.5   $  1,393        2.8
                                      ========   ========   ========   ========


Revenue
-------
Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2008 increased $2,034,000 or 4.1% from fiscal 2007. The average number of consultants on billing with customers decreased from approximately 335 for the fiscal year ended May 31, 2007 to 332 for the fiscal year ended May 31, 2008. Changes in the business mix toward higher level skills allowed the Company to increase its average billing rates to customers, offsetting the slight decrease in the average number of consultants on billing with customers.

More than 90% of the revenue received from Procurestaff, which accounted for more than 10% of the Company's revenue, was related to AT&T. Procurestaff, which had been the sole vender management company for AT&T prior to its merger with SBC Communication, Inc., is currently one of many vendors to the new AT&T. Due to these changes, the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 100 at August 31, 2006 to 72 at May 31, 2007 and to 45 at May 31, 2008. The Company expects that these changes will continue to impact the Company's business relationship with AT&T, resulting in fewer opportunities to place new consultants at AT&T.

The Company's revenue from programmers on billing continue to be affected by discounts, such as prompt payment and volume discounts, required by major customers as a condition to remaining on their approved vendor lists and the reduction in the number of vendors on the approval vendor lists to increase pricing competition among the remaining vendors. In addition, some major customers have retained third parties to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process weakens the relationship the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company. Revenue has also been impacted by the increased use of offshore development companies, particularly in India, over the past few years to provide technology related work and projects. The Company is unable to predict the long-term effects of these changes.

As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will continue to decrease in the short term and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients. The Company derived approximately 20 percent of its revenue from banking and brokerage clients in fiscal 2008.

Although there had been some improvement in market conditions during the past few years prior to the recent economic downturn, the Company's revenue has not improved significantly. The Company has not yet fully adapted its business model to more effectively deal with changing market factors such as vendor management and off-shore IT operations. A focus of the Company's plan has been to hire additional experienced account executives and technical recruiters to address increased competition and to promote revenue growth. This process has taken longer than expected due to a combination of limited qualified candidates and increased compensation expectations of qualified candidates.

Cost of Sales
-------------
Cost of sales increased by $1,771,000 or 4.4%, in fiscal 2008 from fiscal 2007. Cost of sales as a percentage of revenue increased to 81.8% in fiscal 2008 from 81.6% in fiscal 2007. The increase in cost of sales resulted primarily from increased revenue. The increase in cost of sales also resulted from increased amounts paid to consultants due to an increase in the skill level mix. The increase in cost of sales as a percentage of revenue is due to additional mandatory discount programs, as discussed above under "Revenue".

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $217,000, or 3.0%, to $7,447,000 in fiscal 2008 from $7,230,000 in fiscal 2007. This increase was primarily attributable to an increase in the number of account executives. Additional account executives have been hired to bring about future growth. Selling, general and administrative expenses are expected to continue to increase going forward as the Company plans to continue hiring additional account executives and technical recruiters to address increasing competition, especially at accounts with third party vendor management organizations in place.

Other Income
------------
Fiscal 2008 other income resulted primarily from interest and dividend income of $361,000, which decreased by $100,000 from the level realized in 2007 due to lower rates of interest earned on the Company's US Treasury securities and money market accounts.

Income Taxes
------------
The effective income tax rate increased to 43.2% in fiscal 2008 from 40.3% in fiscal 2007 because of higher state and local taxes.

Net Income
----------
Net income decreased $117,000 or 8.4% in fiscal 2008 from fiscal 2007. Net income decreased primarily due to lower interest income earned on the Company's US Treasury securities and money market accounts and a higher effective income tax rate.

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

At May 31, 2008, the Company had working capital (total current assets in excess of total current liabilities) of $12,693,000 including cash and cash equivalents of $1,588,000 as compared to working capital of $12,815,000 including cash and cash equivalents of $1,900,000 at May 31, 2007. The Company's working capital also included $6,460,000 and $6,395,000 of marketable securities with maturities of less than one year at May 31, 2008 and 2007, respectively. The majority of the decrease in working capital occurred due to the payment of cash dividends which exceeded net income by $186,000.

Net cash flow of $1,268,000 was provided by operations during fiscal 2008 as compared to $1,298,000 of net cash flow from operations in fiscal 2007. The cash provided by operations for fiscal 2008 primarily resulted from net income of $1,276,000 and a decrease in accounts payable and accrued expenses of $265,000. The cash provided by operations for fiscal 2007 primarily resulted from net income of $1,393,000 and a decrease in accounts payable and accrued expenses of $442,000.

Net cash used in investing activities amounted to $69,000 for fiscal 2008, compared to $527,000 in net cash used in investing activities in fiscal 2007. The net cash used in investing activities in fiscal 2008 primarily resulted from higher prices paid for treasury securities. The net cash used in investing activities in fiscal 2007 primarily resulted from the purchase of marketable securities.

Net cash used in financing activities during the fiscal year ended May 31, 2008 resulted from cash dividends paid of $1,462,000 and distributions of $49,000 to the minority interest. Net cash used in financing activities during the fiscal year ended May 31, 2007 resulted primarily from cash dividends paid of $1,462,000 and distributions of $70,000 to the minority interest.

The Company's capital resource commitments at May 31, 2008 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2008. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of May 31, 2008, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                          Payments Due by Period
                                            ----------------------------------------------------
                                            Less than                                 More than
Contractual Obligations          Total        1 Year       1-3 Years     3-5 Years     5 Years
-----------------------       ----------    ----------    ----------    ----------    ----------
Operating Leases . . . . . .  $1,568,000    $  355,000    $  696,000    $  478,000    $   39,000
Employment Agreements  . . .   1,598,000       873,000       575,000       150,000            --
                              ----------    ----------    ----------    ----------    ----------
Total  . . . . . . . . . . .  $3,166,000    $1,228,000    $1,271,000    $  628,000    $   39,000
                              ==========    ==========    ==========    ==========    ==========

Impact of New Accounting Standards
----------------------------------
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes" (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 - "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, FIN 48 requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. The adoption of FIN 48 at the beginning of fiscal 2008 did not have a material effect on the Company's consolidated financial statements.

The Company may from time to time be assessed interest and/or penalties by major taxing jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the statement of income in selling, general and administrative expenses.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". ("SFAS No. 157") SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company's consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS 141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 141 (R) and SFAS 160 to have a material impact on its consolidated financial statements.

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

Estimating Allowances for Doubtful Accounts Receivable
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience, customer types, credit worthiness, economic trends and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers, or in their willingness to pay, could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Valuation of Marketable Securities
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to twenty-four months), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value, with unrealized gains and losses included in earnings.

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

Item 8.  Financial Statements.
         ---------------------

Index to Consolidated Financial Statements


                                                                                          Page
                                                                                         ------
Reports of Independent Registered Public Accounting Firms. . . . . . . . . . . . . . . . . . 19


Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 2008 and 2007. . . . . . . . . . . . . . . . . . . 21

Consolidated Statements of Income for the years ended May 31, 2008 and 2007. . . . . . . . . 23

Consolidated Statements of Stockholders' Equity for the years ended May 31, 2008 and 2007. . 24

Consolidated Statements of Cash Flows for the years ended May 31, 2008 and 2007. . . . . . . 25

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 26

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheet of TSR, Inc. and subsidiaries as of May 31, 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended May 31, 2008 as listed on Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSR, Inc. and subsidiaries as of May 31, 2008, and their consolidated results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ J.H. Cohn LLP

Jericho, New York
August 15, 2008

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheet of TSR, Inc. and subsidiaries as of May 31, 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended May 31, 2007. We have also audited the financial statement schedule for the year ended May 31, 2007 as listed on Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries at May 31, 2007, and the results of their operations and their cash flows for the year ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP

Melville, New York
July 31, 2007

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 2008 and 2007

                                     ASSETS

                                                                                      2008           2007
                                                                                  -----------    -----------
Current Assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .       $ 1,588,443    $ 1,900,264
     Marketable securities  . . . . . . . . . . . . . . . . . . . . . . . .         6,459,832      6,395,131
     Accounts receivable:
          Trade, net of allowance for doubtful accounts of $326,000
          in 2008 and $355,000 in 2007  . . . . . . . . . . . . . . . . . .         8,176,936      8,156,651
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            52,375         99,015
                                                                                  -----------    -----------
                                                                                    8,229,311      8,255,666

     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            53,788         54,928
     Prepaid and recoverable income taxes . . . . . . . . . . . . . . . . .            48,015        153,618
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .           135,000        145,000
                                                                                  -----------    -----------
          Total Current Assets. . . . . . . . . . . . . . . . . . . . . . .        16,514,389     16,904,607
                                                                                  -----------    -----------


Equipment and leasehold improvements, at cost:
     Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           228,329        226,888
     Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . .           112,196        112,196
     Automobiles. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,665         19,665
     Leasehold Improvements . . . . . . . . . . . . . . . . . . . . . . . .            60,058         68,379
                                                                                  -----------    -----------
                                                                                      420,248        427,128

     Less accumulated depreciation and amortization . . . . . . . . . . . .           396,963        380,838
                                                                                  -----------    -----------
                                                                                       23,285         46,290

Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .           999,648        996,445
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,653         49,653
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            55,000         62,000
                                                                                  -----------    -----------
          Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       $17,641,975    $18,058,995
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 2008 and 2007

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      2008           2007
                                                                                  -----------    -----------
Current Liabilities:

     Accounts and other payables  . . . . . . . . . . . . . . . . . . . . .       $   313,157    $   306,695
     Accrued and other current liabilities:
          Salaries, wages and commissions . . . . . . . . . . . . . . . . .         1,736,285      1,942,462
          Legal and professional fees . . . . . . . . . . . . . . . . . . .            88,921         82,094
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            94,358        166,656
                                                                                  -----------    -----------
                                                                                    1,919,564      2,191,212

     Advances from customers  . . . . . . . . . . . . . . . . . . . . . . .         1,589,087      1,591,324
                                                                                  -----------    -----------
     Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .          3,821,808      4,089,231
                                                                                  -----------    -----------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            53,533         17,500

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $1.00 par value,
     Authorized 1,000,000 shares; none issued . . . . . . . . . . . . . . .                --             --
     Common stock, $.01 par value, authorized 25,000,000 shares;
              issued 6,228,326 shares; 4,568,012 outstanding. . . . . . . .            62,283         62,283
     Additional paid-in capital.  . . . . . . . . . . . . . . . . . . . . .         5,071,727      5,071,727
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .        20,663,925     20,849,555
                                                                                  -----------    -----------
                                                                                   25,797,935     25,983,565
     Less: Treasury stock, 1,660,314 shares, at cost. . . . . . . . . . . .        12,031,301     12,031,301
                                                                                  -----------    -----------
           Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .        13,766,634     13,952,264
                                                                                  -----------    -----------
           Total Liabilities and Stockholders' Equity . . . . . . . . . . .       $17,641,975    $18,058,995
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        Years Ended May 31, 2008 and 2007

                                                                                    2008             2007
                                                                                ------------     ------------
Revenue, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 51,722,850     $ 49,688,576

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,305,271       40,533,746
Selling, general and administrative expenses  . . . . . . . . . . . . . . .        7,447,048        7,229,832
                                                                                ------------     ------------
                                                                                  49,752,319       47,763,578
                                                                                ------------     ------------
Income from operations. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,970,531        1,924,998
                                                                                ------------     ------------

Other income (expense):
     Interest and dividend income . . . . . . . . . . . . . . . . . . . . .          361,082          460,794
     Realized and unrealized gain from marketable securities, net . . . . .              800            3,328

     Minority interest in subsidiary operating profits  . . . . . . . . . .          (85,279)         (55,327)
                                                                                ------------     ------------
                                                                                     276,603          408,795
                                                                                ------------     ------------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        2,247,134        2,333,793

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          971,000          941,000
                                                                                ------------     ------------
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,276,134     $  1,392,793
                                                                                ============     ============

Basic and diluted net income per common share . . . . . . . . . . . . . . .     $       0.28     $       0.30
                                                                                ============     ============
Weighted average number of basic and diluted common shares outstanding. . .        4,568,012        4,568,012
                                                                                ============     ============


See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Years Ended May 31, 2008 and 2007




                                 Shares of                       Additional                                       Total stock-
                                   common          Common          paid-in        Retained         Treasury         holders'
                                   stock           stock           capital        earnings          stock            equity
                                ------------    ------------    ------------    ------------     ------------     ------------
Balance at May 31, 2006 . . .      6,228,326    $     62,283    $  5,071,727    $ 20,918,526     $(12,031,301)    $ 14,021,235

Net Income  . . . . . . . . .             --              --              --       1,392,793               --        1,392,793
Cash Dividends Paid . . . . .             --              --              --      (1,461,764)              --       (1,461,764)
                                ------------    ------------    ------------    ------------     ------------     ------------
Balance at May 31, 2007 . . .      6,228,326          62,283       5,071,727      20,849,555      (12,031,301)      13,952,264

Net Income  . . . . . . . . .             --              --              --       1,276,134               --        1,276,134
Cash Dividends Paid . . . . .             --              --              --      (1,461,764)              --       (1,461,764)
                                ------------    ------------    ------------    ------------     ------------     ------------
Balance at May 31, 2008 . . .      6,228,326    $     62,283    $  5,071,727    $ 20,663,925     $(12,031,301)    $ 13,766,634
                                ============    ============    ============    ============     ============     ============




See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years Ended May 31, 2008 and 2007


                                                                                      2008             2007
                                                                                  ------------     ------------
Cash flows from operating activities:
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,276,134     $  1,392,793
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .           24,446           26,066
      Realized and unrealized gain from marketable securities, net  . . . . .             (800)          (3,328)
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           17,000           52,000
      Minority interest in subsidiary operating profits . . . . . . . . . . .           85,279           55,327

      Changes in operating assets and liabilities:
         Accounts receivable-trade  . . . . . . . . . . . . . . . . . . . . .          (20,285)         116,312
         Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . .           46,640           (8,843)
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            1,140           (6,135)
         Prepaid and recoverable income taxes . . . . . . . . . . . . . . . .          105,603          166,538
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --               --
         Accounts payable and accrued expenses  . . . . . . . . . . . . . . .         (265,186)        (442,135)
         Advances from customers. . . . . . . . . . . . . . . . . . . . . . .           (2,237)          52,339
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .               --         (102,974)
                                                                                  ------------     ------------
   Net cash provided by operating activities. . . . . . . . . . . . . . . . .        1,267,734        1,297,960
                                                                                  ------------     ------------
Cash flows from investing activities:
   Proceeds from maturities and sales of marketable securities. . . . . . . .       10,777,957        9,779,044
   Purchases of marketable securities . . . . . . . . . . . . . . . . . . . .      (10,845,061)     (10,269,915)
   Purchases of fixed assets  . . . . . . . . . . . . . . . . . . . . . . . .           (1,441)         (36,222)
                                                                                  ------------     ------------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .          (68,545)        (527,093)
                                                                                  ------------     ------------
Cash flows from financing activities:
   Distribution to minority interest  . . . . . . . . . . . . . . . . . . . .          (49,246)         (69,578)
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,461,764)      (1,461,764)
                                                                                  ------------     ------------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . . .       (1,511,010)      (1,531,342)
                                                                                  ------------     ------------
Net decrease in cash and cash equivalents.  . . . . . . . . . . . . . . . . .         (311,821)        (760,475)

Cash and cash equivalents at beginning of year  . . . . . . . . . . . . . . .        1,900,264        2,660,739
                                                                                  ------------     ------------
Cash and cash equivalents at end of year. . . . . . . . . . . . . . . . . . .     $  1,588,443     $  1,900,264
                                                                                  ============     ============
Supplemental disclosures of cash flow:
   Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    848,000     $    825,000
                                                                                  ============     ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2008 and 2007


(1)      Summary of Significant Accounting Policies

(a)      Business, Nature of Operations and Customer Concentrations
         TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2008, two customers accounted for more than 10% of the Company's revenue constituting 13.5% and 12.2%, respectively. In fiscal 2007, two customers accounted for more than 10% of the Company's revenue, constituting 19.1% and 11.3%, respectively. The accounts receivable associated with the Company's largest customer was $1,368,000 and $1,610,000 at May 31, 2008 and 2007, respectively.
         The accounts receivable associated with the Company's second largest customer was $917,000 and $1,197,000 at May 31, 2008 and 2007,
         respectively. The Company operates in one business segment, computer programming services.

(b)      Principles of Consolidation
         The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)      Revenue Recognition
         The Company's contract computer programming services are generally provided under time and materials arrangements with its customers. Revenue is recognized in accordance with Staff Accounting Bulletin
         (SAB) 104, "Revenue Recognition", when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. These conditions occur when a customer agreement is effected and the consultant performs the authorized services. Advances from customers represent amounts received from customers prior to the Company's completion of the related services and credit balances from overpayments.

         Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue in accordance with Emerging Issues Task Force
         (EITF) Issue 01-14 "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

(d)      Cash and Cash Equivalents
         The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2008 and 2007:

                                                     2008            2007
                                                 ------------    ------------
         Cash in banks. . . . . . . . . . . . .  $    394,987    $    390,370
         Money market funds . . . . . . . . . .     1,193,456       1,509,894
                                                 ------------    ------------
                                                 $  1,588,443    $  1,900,264
                                                 ============    ============

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2008 and 2007


(e)      Marketable Securities
         The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading, or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to twenty-four months), such securities have been classified as held-to-maturity and are carried at amortized cost. The Company's equity securities are classified as trading securities, which are carried at fair value, with unrealized gains and losses included in earnings. The Company's marketable securities are summarized as follows:

                                                                     Gross         Gross
                                                                   Unrealized    Unrealized
                                                      Amortized     Holding        Holding     Recorded
                                                        Cost         Gains         Losses        Value
                                                     ----------    ----------    ----------    ----------
                Current
                -------
         2008:  US Treasury securities . . . . . .   $6,441,288    $       --    $       --    $6,441,288
                Equity securities  . . . . . . . .       16,866         1,678            --        18,544
                                                     ----------    ----------    ----------    ----------
                                                     $6,458,154    $    1,678    $       --    $6,459,832
                                                     ==========    ==========    ==========    ==========
                Long Term
                ---------
                US Treasury securities . . . . . .   $  999,648    $       --    $       --    $  999,648
                                                     ==========    ==========    ==========    ==========

                Current
                -------
         2007:  US Treasury securities . . . . . .   $6,377,387    $       --    $       --    $6,377,387
                Equity securities  . . . . . . . .       16,866           878            --        17,744
                                                     ----------    ----------    ----------    ----------
                                                     $6,394,253    $      878    $       --    $6,395,131
                                                     ==========    ==========    ==========    ==========
                Long Term
                ---------
                US Treasury securities . . . . . .   $  996,445    $       --    $       --    $  996,445
                                                     ==========    ==========    ==========    ==========

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

(g)      Depreciation and Amortization
         Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

                Equipment. . . . . . . . .   3 years
                Furniture and fixtures . .   3 years
                Automobiles  . . . . . . .   3 years
                Leasehold improvements . .   Lesser of lease term or useful life

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2008 and 2007


(h)      Net Income Per Common Share
         Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2008 and 2007.

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

(j)      Fair Value of Financial Instruments
         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the consolidated financial statements approximate fair value because of the short-term maturities of these instruments. The fair value of marketable securities is based upon quoted market values at the end of a period.

(k)      Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to provisions for doubtful accounts receivable, valuation of marketable securities and assessments of the recoverability of the Company's deferred tax assets. Actual results could differ from those estimates.

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

(m)      Comprehensive Income
         The Company's net income equaled comprehensive income in fiscal 2008 and 2007.

(n)      Stock Options
         The Company had one stock-based employee compensation plan which expired on April 30, 2007. Effective June 1, 2006, the Company accounted for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of SFAS No. 123, "Statement of Financial Accounting Standards No. 123 (FAS123 (R))," which requires that the fair market value of all share based payment transactions be recognized in the financial statements. FAS 123 (R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted FAS 123(R) at the beginning of fiscal 2007. The Company has not issued any share based payments in fiscal 2008 or 2007.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2008 and 2007


(o)      Impact of New Accounting Standards
         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes" (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 - "Accounting for Income Taxes" by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, FIN 48 requires uncertain tax positions to be recognized only if they are "more-likely-than-not" to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. The adoption of FIN 48 at the beginning of fiscal 2008 did not have a material effect on the Company's consolidated financial statements.

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

         On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". ("SFAS No. 157") SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 does not expand the use of fair value in any new circumstances. The Company is evaluating SFAS No. 157 and its impact on the Company's consolidated financial statements.

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

         In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS 141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141
         (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 141 (R) and SFAS 160 to have a material impact on its consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2008 and 2007


(p)      Credit Risk
         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash equivalents with financial institutions and brokerage houses. The Company has substantially all of its cash in three bank accounts. The balances are insured by FDIC up to $100,000. Such cash balances, at times, may exceed FDIC limits. The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts. The Company has not experienced losses in any such accounts. The Company's accounts receivable represent approximately 65 accounts with open balances of which, the top 2 customers, as a percentage of revenue, consisted of 16.7% and 11.2% of the net accounts receivable balance at May 31, 2008, respectively.

(2)      Income Taxes
         A reconciliation of the provisions for income taxes computed at the Federal statutory rates for fiscal 2008 and 2007 to the reported amounts is as follows:

                                                         2008                 2007
                                                  Amount       %       Amount       %
                                               ----------   ------   ----------   ------
  Amounts at statutory Federal tax rate . . .  $  764,000    34.0%   $  793,000    34.0%

  State and local taxes, net of Federal
           income tax effect  . . . . . . . .     168,000     7.5       160,000     6.8
  Non-deductible expenses, and other. . . . .      39,000     1.7       (12,000)   (0.5)
                                               ----------   ------   ----------   ------
                                               $  971,000    43.2%   $  941,000    40.3%
                                               ==========   ======   ==========   ======


The components of the provision for income taxes are as follows:

                                                      Federal       State        Total
                                                     ---------    ---------    ---------
         2008:  Current  . . . . . . . . . . . . .   $ 704,000    $ 250,000    $ 954,000
                Deferred . . . . . . . . . . . . .      12,000        5,000       17,000
                                                     ---------    ---------    ---------
                                                     $ 716,000    $ 255,000    $ 971,000
                                                     =========    =========    =========

         2007:  Current  . . . . . . . . . . . . .   $ 660,000    $ 229,000    $ 889,000
                Deferred . . . . . . . . . . . . .      39,000       13,000       52,000
                                                     ---------    ---------    ---------
                                                     $ 699,000    $ 242,000    $ 941,000
                                                     =========    =========    =========

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2008 and 2007


The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2008 and 2007 are as follows:

                                                             2008        2007
                                                           --------    --------
         Allowance for doubtful accounts receivable . . $ 135,000 $145,000 Equipment and leasehold improvement
            depreciation and amortization . . . . . . .      15,000      14,000

         Acquired client relationships  . . . . . . . .      40,000      48,000
                                                           --------    --------
                                                           $190,000    $207,000
                Total deferred income tax assets  . . .    ========    ========



The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.

(3)      Line of Credit
         The Company has an available line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of May 31, 2008, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance.

(4)      Commitments and Contingencies
         A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2008 follows:

                         Fiscal Year                Amount
                       ---------------            ----------
                       2009. . . . . .            $  355,000
                       2010. . . . . .               364,000
                       2011. . . . . .               332,000
                       2012. . . . . .               297,000
                       2013. . . . . .               181,000
                       2014. . . . . .                39,000
                                                  ----------
                                 Total            $1,568,000
                                                  ==========

         Total rent expenses under all lease agreements amounted to $353,000 and $340,000 in fiscal 2008 and 2007.

         From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(5)      Subsequent Event
         On August 6, 2008, the Board of Directors of the Company announced that a regular quarterly cash dividend of $0.08 per share will be paid on September 18, 2008 to shareholders of record as of August 27, 2008. This dividend will amount to approximately $365,000 and will be paid from the Company's cash and marketable securities.

                                                                     (Continued)

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------
None

Item 9A(T). Controls and Procedures
         --------------------------
Disclosure Controls and Procedures. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting. There was no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently reported completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal controls over financial reporting was effective as of May 31, 2008.

Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's independent registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information
         -----------------
None



PART III

Item 10. Directors and Executive Officers of the Company.
         ------------------------------------------------
The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
         -----------------------
The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
         ---------------------------------------
The information required by this Item 14 is incorporated by reference to the Company's definitive proxy statement in connection with the 2008 Annual Meeting of Stockholders.



PART IV

Item 15. Exhibits and Financial Statement Schedules.
         -------------------------------------------
(a) The following documents are filed as part of this report:
         1. The consolidated financial statements as indicated in the index set forth on page 18.
         2. Consolidated financial statement schedule:
            Schedule supporting consolidated financial statements:     Page
                Schedule II - Valuation and Qualifying Accounts. . . .  33

    Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

         3. Exhibits as listed in Exhibit Index on page 35.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           Charged to
                                           Balance at       Cost and
                                           Beginning         Expense        Deductions/      Balance at
                                           Of Period        (Recovery)      Write-Offs      End of Period
                                         -------------    -------------    -------------    -------------
Year ended May 31, 2008:
Allowance for doubtful accounts. . . .   $     355,000    $          --    $      29,000    $     326,000
                                         =============    =============    =============    =============

Year ended May 31, 2007:
Allowance for doubtful accounts. . . .   $     355,000    $          --    $          --    $     355,000
                                         =============    =============    =============    =============

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

Dated: August 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       /s/ J.F. Hughes
       -------------------------------------------------------------------------
       J. F. Hughes, Chairman


       /s/ John G. Sharkey
       -------------------------------------------------------------------------
       John G. Sharkey, Vice President, Finance, Controller and Secretary


       /s/ John H. Hochuli, Jr.
       -------------------------------------------------------------------------
       John H. Hochuli, Jr., Director


       /s/ James J. Hill
       -------------------------------------------------------------------------
       James J. Hill, Director


       /s/ Christopher Hughes
       -------------------------------------------------------------------------
       Christopher Hughes, Senior Vice President and Director


       /s/ Robert A. Esernio
       -------------------------------------------------------------------------
       Robert A. Esernio, Director


       /s/ Raymond A. Roel
       -------------------------------------------------------------------------
       Raymond A. Roel, Director



Dated: August 15, 2008

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2008

Exhibit                                                                                                         Sequential
Number                                                  Exhibit                                                   Page #
-------                                                                                                         ----------
  3.1     Articles of Incorporation for the Company, as amended.  Incorporated by reference to Exhibit 3.1          N/A
          to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

  3.2     Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report           N/A
          on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

 10.1     Employment Agreement between TSR, Inc. and Christopher Hughes, dated as of March 1, 2007.                 N/A
          Incorporated by reference to the Form 8-K filed by the Company on March 6, 2007.

 10.2     Employment Agreement dated October 12, 2007 between the Company and Joseph F. Hughes,                     N/A
          incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on
          October 16, 2007.

 10.3     Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc., TSR, Inc.,          N/A
          Catch/21 Enterprises Incorporated and the Chase Manhattan Bank, incorporated by reference to
          Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended
          August 31, 1997.

 10.4     Employment Agreement dated as of  June 1, 2005 between the Company and John G. Sharkey                    N/A
          incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on July
          26, 2005.

  21      List of Subsidiaries                                                                                      36

 31.1     Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-15(e)                           37

 31.2     Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-15(e)                       38

 32.1     Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section           39
          906 of the Sarbanes-Oxley Act of 2002.

 32.2     Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to               40
          Section 906 of the Sarbanes-Oxley Act of 2002.