Form 10-Q
period 2008-08-31
TSR INC
filed 2008-10-14
CIK 98338

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

                   For the period ended August 31, 2008

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]                    Accelerated Filer         [_]
Non-Accelerated filer   [_]                    Smaller Reporting Company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [_] Yes   [X] No


                               SHARES OUTSTANDING
                               ------------------

4,507,011 shares of common stock, par value $.01 per share, as of September 30, 2008
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                      Page
Part I.  Financial Information:                                                      Number
                                                                                     ------
         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                         August 31, 2008 and May 31, 2008 ..............................  3

                  Condensed Consolidated Statements of Income -
                         For the three months ended August 31, 2008 and 2007 ...........  4

                  Condensed Consolidated Statements of Cash Flows -
                         For the three months ended August 31, 2008 and 2007 ...........  5

                  Notes to Condensed Consolidated Financial Statements .................  6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations .....................................  9

         Item 4T. Controls and Procedures .............................................. 13




Part II. Other Information ............................................................. 14

         Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds ........ 14

         Item 6.  Exhibits ............................................................. 14



Signatures ............................................................................. 14


Part I.  Financial Information
         Item 1. Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           August 31,         May 31,
                                                                              2008             2008
                                                                          ------------     ------------
ASSETS                                                                     (Unaudited)       (Note 1)
Current Assets:
       Cash and cash equivalents                                          $    747,519     $  1,588,443
       Marketable securities                                                 6,467,452        6,459,832
       Accounts receivable, net of allowance for doubtful accounts of
          $315,000 and $326,000                                              8,896,009        8,176,936
       Other receivables                                                        62,778           52,375
       Prepaid expenses                                                         57,674           53,788
       Prepaid and recoverable income taxes                                     34,048           48,015
       Deferred income taxes                                                   131,000          135,000
                                                                          ------------     ------------
              Total Current Assets                                          16,396,480       16,514,389

Marketable securities                                                          999,648          999,648
Equipment and leasehold improvements, net of accumulated depreciation
       and amortization of $401,695 and $396,963                                25,620           23,285
Other assets                                                                    49,653           49,653
Deferred income taxes                                                           53,000           55,000
                                                                          ------------     ------------
Total Assets                                                              $ 17,524,401     $ 17,641,975
                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts and other payables                                        $    294,678     $    313,157
       Accrued expenses and other current liabilities                        1,666,566        1,919,564
       Advances from customers                                               1,526,170        1,589,087
       Dividends payable                                                       365,441               --
       Income taxes payable                                                    103,722               --
                                                                          ------------     ------------
              Total Current Liabilities                                      3,956,577        3,821,808
                                                                          ------------     ------------
Minority Interest                                                               55,886           53,533
                                                                          ------------     ------------
Stockholders' Equity:
       Preferred stock, $1 par value, authorized 1,000,000 shares;
          none issued                                                               --               --
       Common stock, $.01 par value, authorized 25,000,000 shares;
          issued 6,228,326 shares                                               62,283           62,283
       Additional paid-in capital                                            5,071,727        5,071,727
       Retained earnings                                                    20,513,534       20,663,925
                                                                          ------------     ------------
                                                                            25,647,544       25,797,935
       Less:  Treasury stock, 1,698,214 and 1,660,314 shares, at cost       12,135,606       12,031,301
                                                                          ------------     ------------
Total Stockholders' Equity                                                  13,511,938       13,766,634
                                                                          ------------     ------------
Total Liabilities and Stockholders' Equity                                $ 17,524,401     $ 17,641,975
                                                                          ============     ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For The Three Months Ended August 31, 2008 and 2007
                                   (UNAUDITED)


                                                                                  Three Months
                                                                                      Ended
                                                                                    August 31,
                                                                          -----------------------------
                                                                              2008             2007
                                                                          ------------     ------------
Revenue, net                                                              $ 12,149,820     $ 13,525,652
                                                                          ------------     ------------

Cost of sales                                                               10,027,820       11,016,350
Selling, general and administrative expenses                                 1,799,646        1,798,871
                                                                          ------------     ------------
                                                                            11,827,466       12,815,221
                                                                          ------------     ------------
Income from operations                                                         322,354          710,431

Other income (expense):
       Interest and dividend income                                             67,297          112,454
       Unrealized gain (loss) on marketable securities, net                       (248)           2,856
       Minority interest in subsidiary operating profits                        (9,353)         (30,273)
                                                                          ------------     ------------
Income before income taxes                                                     380,050          795,468
Provision for income taxes                                                     165,000          348,000
                                                                          ------------     ------------
Net income                                                                $    215,050     $    447,468
                                                                          ============     ============
Basic and diluted net income per common share                             $       0.05     $       0.10
                                                                          ============     ============
Weighted average number of basic and diluted common shares outstanding       4,564,787        4,568,012
                                                                          ============     ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended August 31, 2008 and 2007
                                   (UNAUDITED)

                                                                                  Three Months
                                                                                      Ended
                                                                                   August 31,
                                                                          -----------------------------
                                                                              2008             2007
                                                                          ------------     ------------
Cash flows from operating activities:
       Net Income                                                         $    215,050     $    447,468

       Adjustments to reconcile net income to net cash used in
       operating activities:
              Depreciation and amortization                                      4,732            7,142
              Unrealized loss (gain) on marketable securities, net                 248           (2,856)
              Minority interest in subsidiary operating profits                  9,353           30,273
              Deferred income taxes                                              6,000               --
       Changes in operating assets and liabilities:
              Accounts receivable                                             (719,073)      (1,306,694)
              Other receivables                                                (10,403)           2,901
              Prepaid expenses                                                  (3,886)          (4,255)
              Prepaid and recoverable income taxes                              13,967          148,462
              Accounts payable and accrued expenses                           (271,477)         192,385
              Income taxes payable                                             103,722          159,153
              Advances from customers                                          (62,917)         (70,650)
                                                                          ------------     ------------
Net cash used in operating activities                                         (714,684)        (396,671)
                                                                          ------------     ------------

Cash flows from investing activities:
       Proceeds from maturities of marketable securities                     2,466,482        2,934,269
       Purchases of marketable securities                                   (2,474,350)      (2,940,850)
       Purchase of fixed assets                                                 (7,067)          (1,441)
                                                                          ------------     ------------
Net cash used in investing activities                                          (14,935)          (8,022)
                                                                          ------------     ------------

Cash flows from financing activities:
       Purchases of treasury stock                                            (104,305)              --
       Distribution to minority interest                                        (7,000)          (5,500)
                                                                          ------------     ------------
Net cash used in financing activities                                         (111,305)          (5,500)
                                                                          ------------     ------------


Net decrease in cash and cash equivalents                                     (840,924)        (410,193)
Cash and cash equivalents at beginning of period                             1,588,443        1,900,264
                                                                          ------------     ------------
Cash and cash equivalents at end of period                                $    747,519     $  1,490,071
                                                                          ============     ============

Supplemental disclosures of cash flow data:
       Income taxes paid                                                  $     41,000      $     40,000
                                                                          ============      ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2008
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------
     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2008 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2008.

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

3.   Cash and Cash Equivalents
     -------------------------
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2008 and May 31, 2008:

                                        August 31,        May 31,
                                          2008             2008
                                      ------------     ------------
     Cash in banks                    $    134,993     $    394,987
     Money market funds                    612,526        1,193,456
                                      ------------     ------------
                                      $    747,519     $  1,588,443
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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 August 31, 2008
                                   (Unaudited)


5.   Marketable Securities
     ---------------------
     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to 24 months), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company's equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is level 1 input, as established by the fair value hierarchy under SFAS No. 157. The related unrealized gains and losses are included in earnings. The Company's marketable securities at August 31, 2008 and May 31, 2008 are summarized as follows:

                                                               Gross            Gross
     August 31, 2008                                         Unrealized      Unrealized
     ---------------                        Amortized         Holding          Holding          Recorded
     Current                                   Cost            Gains            Losses            Value
     ---------                             ------------     ------------     ------------     ------------
     United States Treasury Securities     $  6,449,156     $         --     $         --     $  6,449,156
     Equity Securities                           16,866            1,430               --           18,296
                                           ------------     ------------     ------------     ------------
                                           $  6,466,022     $      1,430     $         --     $  6,467,452
                                           ============     ============     ============     ============
     Long - Term
     -----------
     United States Treasury Securities     $    999,648     $         --     $         --     $    999,648
                                           ============     ============     ============     ============



                                                                Gross           Gross
     May 31, 2008                                            Unrealized       Unrealized
     ------------                           Amortized         Holding          Holding          Recorded
     Current                                   Cost             Gains           Losses            Value
     ---------                             ------------     ------------     ------------     ------------
     United States Treasury Securities     $  6,441,288     $         --     $         --     $  6,441,288
     Equity Securities                           16,866            1,678               --           18,544
                                           ------------     ------------     ------------     ------------
                                           $  6,458,154     $      1,678     $         --     $  6,459,832
                                           ============     ============     ============     ============
     Long - Term
     -----------
     United States Treasury Securities     $    999,648     $         --     $         --     $    999,648
                                           ============     ============     ============     ============

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 August 31, 2008
                                   (Unaudited)


6.   Recent Accounting Pronouncements
     --------------------------------
     On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

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


7.   Dividends
     ---------
     On August 6, 2008, the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.08 per share for the quarter ended May 31, 2008 would be paid on September 18, 2008 to stockholders of record as of August 27, 2008. The dividend amounted to approximately $365,000 and was paid from the Company's cash and marketable securities.

Part I.  Financial Information
         Item 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements
--------------------------
Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: the impact of current adverse conditions in the credit markets and current adverse economic conditions on the Company's business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consulting procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward looking statements.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, certain financial information derived from the Company's condensed consolidated statements of income. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2008 compared with three months ended August 31,
------------------------------------------------------------------------------
2007
----

                                                                       Three Months Ended
                                                                           August 31,
                                                                  (Dollar amounts in Thousands)

                                                              2008                              2007
                                                 -----------------------------     -----------------------------
                                                                     % of                              % of
                                                    Amount          Revenue           Amount          Revenue
                                                 ------------     ------------     ------------     ------------
Revenue, net                                     $     12,150            100.0     $     13,526            100.0
Cost of sales                                          10,028             82.5           11,017             81.4
                                                 ------------     ------------     ------------     ------------
Gross profit                                            2,122             17.5            2,509             18.6

Selling, general and administrative expenses            1,800             14.8            1,799             13.3
                                                 ------------     ------------     ------------     ------------
Income from operations                                    322              2.7              710              5.3

Other income, net                                          58              0.4               85              0.6
                                                 ------------     ------------     ------------     ------------
Income before income taxes                                380              3.1              795              5.9

Provision for income taxes                                165              1.3              348              2.6
                                                 ------------     ------------     ------------     ------------
Net income                                       $        215              1.8     $        447              3.3
                                                 ============     ============     ============     ============

                           TSR, INC. AND SUBSIDIARIES

Revenue
-------
Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2008 decreased $1,376,000 or 10.2% from the quarter ended August 31, 2007. The average number of consultants on billing with customers decreased from approximately 336 for the quarter ended August 31, 2007 to 299 for the quarter ended August 31, 2008. The decrease in revenue resulted primarily from the continued reduction in consultants placed with AT&T, additional reductions in consultants on billing with customers which the Company attributes to current economic conditions and decreases in revenue due to lower billing rates caused by discounts and other rate reductions instituted by customers.

As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the sole vendor management company for AT&T, is currently one of the many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to these changes, the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 100 at August 31, 2006 to 68 at August 31, 2007 and 35 at August 31, 2008. The Company expects this change in relationship will continue to impact the Company's business relationship with AT&T, resulting in fewer opportunities to place new consultants at AT&T.

As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will continue to decrease in the short term and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients. The Company derived approximately 20 percent of its revenue from banking and brokerage clients in fiscal 2008. The Company cannot predict the extent to which these conditions will affect the number of consultants on billing with customers.

The Company has provided services to Lehman Brothers Holdings, Inc. ("LBHI") through its contract with Beeline.com, Inc. ("Beeline"), a vendor management company. LBHI filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. As part of the bankruptcy proceedings, the Bankruptcy Court has approved a sale of Lehman Brothers, Inc. ("LBI"), a subsidiary of LBHI to Barclays Capital Inc. ("Barclays"). The Beeline contract has been assumed by LBI as part of the purchase agreement. The Company has received payment in full for amounts due for services rendered through the date of the bankruptcy filing and will not incur a charge against earnings as the result of the bankruptcy filing. LBHI and its subsidiaries constituted approximately 6% of the Company's revenue in fiscal 2008 and the Company cannot determine the impact that the bankruptcy filing and purchase of LBI by Barclays will have on the number of consultants on billing with LBI and its affiliates.

Cost of Sales
-------------
Cost of sales for the quarter ended August 31, 2008, decreased $989,000 or 9.0% to $10,028,000 from $11,017,000 in the prior year period. The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 81.4% in the quarter ended August 31, 2007 to 82.5% in the quarter ended August 31, 2008. The increase in cost of sales percentage of revenue was primarily attributable to discount programs instituted or expanded by customers and other customer required rate reductions. These discount programs and other billing rate reduction initiatives decrease revenue without allowing offsetting cost reductions.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $1,000 or 0.1% from $1,799,000 in the quarter ended August 31, 2007 to $1,800,000 in the quarter ended August 31, 2008. This increase was primarily attributable to the amounts paid to additional sales people offset by decreased legal and auditing expenses and the lower commissions paid to the existing sales and recruiting personnel due to the lower revenue. However, while selling, general and administrative expenses only increased slightly, these expenses as a percentage of revenue increased from 13.3% in the quarter ended August 31, 2007 to 14.8% in the quarter ended August 31, 2008.

                           TSR, INC. AND SUBSIDIARIES


Income from Operations
----------------------
Income from operations decreased $388,000 or 54.6% from $710,000 in the quarter ended August 31, 2007 to $322,000 in the quarter ended August 31, 2008. The combination of reduced revenue, reduced gross margins and relatively flat selling, general and administrative expenses had a significant negative impact on income from operations.

Other Income
------------
Other income for the quarter ended August 31, 2008 resulted primarily from interest and dividend income of $67,000, which decreased by $45,000 from the level realized in the quarter ended August 31, 2007 due to lower interest rates earned on the Company's US Treasury securities and money market accounts .

Income Taxes
------------
The effective income tax rate of 43.4% for the quarter ended August 31, 2008 decreased from a rate of 43.7% in the quarter ended August 31, 2007.

                           TSR, INC. AND SUBSIDIARIES


Liquidity and Capital Resources
-------------------------------
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the foreseeable future.

At August 31, 2008, the Company had working capital of $12,440,000 including cash and cash equivalents of $748,000 as compared to working capital of $12,693,000 including cash and cash equivalents of $1,588,000 at May 31, 2008. The Company's working capital also included $6,467,000 and $6,460,000 of marketable securities with maturities of less than one year at August 31, 2008 and May 31, 2008, respectively.

For the three months ended August 31, 2008, net cash used in operating activities was $715,000 compared to cash used of $397,000 for the three months ended August 31, 2007, or a decrease of $318,000. The cash used in operating activities primarily resulted from an increase in accounts receivable of $719,000 and a decrease in accounts payable and accrued expenses of $271,000. The increase in accounts receivable resulted primarily from delayed payments from two clients with the same vendor manager. These amounts were collected after the end of the quarter. The cash used by operating activities in the three months ended August 31, 2007, resulted primarily from an increase in accounts receivable.

Net cash used in investing activities of $15,000 for the three months ended August 31, 2008 primarily resulted from reinvesting all of the proceeds of maturing US Treasury Securities with decreasing interest rates and the purchase of fixed assets.

Net cash used in financing activities resulted from the purchase of treasury stock amounting to $104,000 and distributions to the minority interest of $7,000.

The Company's capital resource commitments at August 31, 2008 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2008. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of August 31, 2008, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                      Payments Due By Period
                                             Less than                                         More than
Contractual Obligations       Total           1 Year          1-3 Years        3-5 Years        5 Years
-----------------------   ------------     ------------     ------------     ------------     ------------
Operating Leases          $  1,482,000     $    359,000     $    680,000     $    443,000     $         --
Employment Agreements        1,380,000          749,000          531,000          100,000               --
                          ------------     ------------     ------------     ------------     ------------
Total                     $  2,862,000     $  1,108,000     $  1,211,000     $    543,000     $         --
                          ============     ============     ============     ============     ============

                           TSR, INC. AND SUBSIDIARIES

Recent Account Pronouncements
-----------------------------
On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

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

Critical Accounting Policies
----------------------------
The SEC defines "critical accounting policies" as those that require the application of management's most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2008 Annual Report on Form10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of August 31, 2008.


Item 4T. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

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

Part II. Other Information

Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchase of the Company's common stock made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company's first fiscal quarter:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                      Maximum Number (or
                                                                  Total Number of     Approximate Dollar
                                                                  Shares (or Units)    Value) of Shares
                                                                  Purchased as Part   (or Units) that May
                         Total Number of       Average Price         of Publicly        Yet Be Purchase
                        Shares (or Units)      Paid per Share     Announced Plans         Under the
      Period                Purchased            (or Unit)          or Programs       Plans or Programs
--------------------   ------------------   ------------------   ------------------   ------------------
June 1, 2008 -
 June 30, 2008                 0                    n/a                  0                  300,000
July 1, 2008 -
 July 31, 2008                 0                    n/a                  0                  300,000
August 1, 2008-
 August 31, 2008             37,900                $2.75              37,900(1)             262,100
--------------------   ------------------   ------------------   ------------------   ------------------
      Total                  37,900                $2.75              37,900                262,100

(1) The repurchase plan was authorized by the Board of Directors and publicly announced on December 17, 2007. The plan does not have an expiration date.


Item 6.  Exhibits

         (a).  Exhibit 31.1 - Certification by J.F. Hughes pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 - Certification by J.F. Hughes pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                     TSR Inc.
                                 -----------------------------------------------
                                                   (Registrant)

Date: October 10, 2008           /s/ J.F. Hughes
                                 -----------------------------------------------
                                 J.F. Hughes, Chairman and President


Date: October 10, 2008           /s/ John G. Sharkey
                                 -----------------------------------------------
                                 John G. Sharkey, Vice President Finance
                                 and Chief Financial Officer