Form 10-Q
period 2008-11-30
TSR INC
filed 2009-01-09
CIK 98338

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the period ended November 30, 2008

     [ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-8656
--------------------------------------------------------------------------------


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

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated filer [ ]
(Do not check if a smaller reporting company)  Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

                               SHARES OUTSTANDING
                               ------------------

4,050,488 shares of common stock, par value $.01 per share, as of December 31,
------------------------------------------------------------------------------
2008
----

                                     Page 1
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
Part I. Financial Information:                                            Number
                                                                          ------

        Item 1.   Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  November 30, 2008 and May 31, 2008.......................  3

                  Condensed Consolidated Statements of Income -
                  For the three months and six months ended
                  November 30, 2008 and 2007...............................  4

                  Condensed Consolidated Statements of Cash Flows -
                  For the six months ended November 30, 2008 and 2007......  5

                  Notes to Condensed Consolidated Financial Statements.....  6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  9

        Item 4T.  Controls and Procedures.................................. 14

Part II. Other Information................................................. 15

        Item 2(c). Unregistered Sales of Equity Securities and
                   Use of Proceeds......................................... 15

        Item 6. Exhibits................................................... 15

Signatures................................................................. 15

Part I. Financial Information
        Item 1. Financial Statements


                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       November 30,    May 31,
                                                           2008         2008
                                                       -----------  -----------
ASSETS                                                 (Unaudited)    (Note 1)

Current Assets:

       Cash and cash equivalents....................   $ 1,837,431  $ 1,588,443

       Marketable securities........................     4,972,128    6,459,832

       Accounts receivable, net of allowance for
       doubtful accounts of $309,000 and $326,000...     7,954,350    8,176,936

       Other receivables............................        37,732       52,375

       Prepaid expenses.............................        69,944       53,788

       Prepaid and recoverable income taxes.........        56,606       48,015

       Deferred income taxes........................       128,000      135,000
                                                       -----------  -----------
              Total Current Assets..................    15,056,191   16,514,389

Marketable securities...............................       500,625      999,648

Equipment and leasehold improvements, net of
accumulated depreciation and amortization of
$406,905 and $396,963...............................        22,978       23,285

Other assets........................................        49,653       49,653

Deferred income taxes...............................        53,000       55,000
                                                       -----------  -----------
Total Assets........................................   $15,682,447  $17,641,975
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

       Accounts and other payables..................   $   279,421  $   313,157

       Accrued expenses and other current
       liabilities..................................     1,410,612    1,919,564

       Advances from customers......................     1,511,170    1,589,087
                                                       -----------  -----------
              Total Current Liabilities                  3,201,203    3,821,808
                                                       -----------  -----------

Minority Interest...................................        64,416       53,533
                                                       -----------  -----------

Stockholders' Equity:
       Preferred stock, $1 par value, authorized
       1,000,000 shares; none issued................           --           --

       Common stock, $.01 par value, authorized
       25,000,000 shares; issued 6,228,326 shares...        62,283       62,283

       Additional paid-in capital...................     5,071,727    5,071,727

       Retained earnings............................    20,534,049   20,663,925
                                                       -----------  -----------
                                                        25,668,059   25,797,935

       Less: Treasury stock, 2,177,838 and
       1,660,314 shares, at cost....................    13,251,231   12,031,301
                                                       -----------  -----------

Total Stockholders' Equity..........................    12,416,828   13,766,634
                                                       -----------  -----------

Total Liabilities and Stockholders' Equity..........   $15,682,447  $17,641,975
                                                       ===========  ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                  OF INCOME For The Three Months and Six Months
                        Ended November 30, 2008 and 2007
                                   (UNAUDITED)

                                                           Three Months Ended           Six Months Ended
                                                              November 30,                November 30,
                                                           2008          2007          2008          2007
                                                       -----------   -----------   -----------   -----------
Revenue, net.....................................      $11,536,160   $13,241,551   $23,685,980   $26,767,203
                                                       -----------   -----------   -----------   -----------

Cost of sales....................................        9,467,256    10,752,454    19,495,076    21,768,804

Selling, general and administrative expenses.....        1,695,928     1,921,646     3,495,574     3,720,517
                                                       -----------   -----------   -----------   -----------
                                                        11,163,184    12,674,100    22,990,650    25,489,321
                                                       -----------   -----------   -----------   -----------
Income from operations...........................          372,976       567,451       695,330     1,277,882

Other income (expense):

    Interest and dividend income.................           34,969        99,011       102,266       211,465
    Unrealized gain (loss) on marketable
    securities, net..............................           (7,256)          264        (7,504)        3,120

    Minority interest in subsidiary operating
     profits.....................................          (15,530)      (23,682)      (24,883)      (53,955)
                                                       -----------   -----------   -----------   -----------

Income before income taxes.......................          385,159       643,044       765,209     1,438,512

Provision for income taxes.......................          165,000       265,000       330,000       613,000
                                                       -----------   -----------   -----------   -----------

Net income.......................................      $   220,159   $   378,044   $   435,209   $   825,512
                                                       ===========   ===========   ===========   ===========

Basic and diluted net income per common share....      $      0.05   $      0.08   $      0.10   $      0.18
                                                       ===========   ===========   ===========   ===========

Weighted average number of basic and diluted
common shares outstanding........................        4,277,128     4,568,012     4,420,957     4,568,012
                                                       ===========   ===========   ===========   ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Six Months Ended November 30, 2008 and 2007
                                   (UNAUDITED)

                                                           Six Months Ended
                                                              November 30,
                                                           2008         2007
                                                       -----------  -----------
Cash flows from operating activities:

       Net Income...................................   $   435,209  $   825,512

       Adjustments to reconcile net income to net cash provided by (used in)operating activities:

              Depreciation and amortization.........         9,942       13,504

              Unrealized loss (gain) on marketable
              securities, net.......................         7,504       (3,120)

              Minority interest in subsidiary ......        24,883       53,955

              Deferred income taxes.................         9,000       13,000

       Changes in operating assets and liabilities:

              Accounts receivable...................       222,586     (860,419)

              Other receivables.....................        14,643        8,373

              Prepaid expenses......................       (16,156)          79

              Prepaid and recoverable income taxes..        (8,591)      76,179

              Accounts payable and accrued expenses.      (542,688)    (252,851)

              Advances from customers...............       (77,917)     (86,230)
                                                       -----------  -----------

Net cash provided by (used in) operating activities.        78,415     (212,018)
                                                       -----------  -----------


Cash flows from investing activities:
       Proceeds from maturities of marketable
       securities...................................     5,941,717    5,381,450

       Purchases of marketable securities...........    (3,962,494)  (5,399,164)

       Purchase of fixed assets.....................        (9,635)      (1,441)
                                                       -----------  -----------
Net cash provided by (used in) investing activities.     1,969,588      (19,155)
                                                       -----------  -----------

Cash flows from financing activities:

       Purchases of treasury stock..................    (1,219,930)         --

       Cash dividends paid..........................      (565,085)    (730,882)

       Distribution to minority interest............       (14,000)     (11,000)
                                                       -----------  -----------

Net cash used in financing activities...............    (1,799,015)    (741,882)
                                                       -----------  -----------

Net increase (decrease) in cash and cash equivalents       248,988     (973,055)

Cash and cash equivalents at beginning of period....     1,588,443    1,900,264
                                                       -----------  -----------

Cash and cash equivalents at end of period..........   $ 1,837,431  $   927,209
                                                       ===========  ===========

Supplemental disclosures of cash flow data:
       Income taxes paid............................   $   336,000  $   520,000
                                                       ===========  ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2008
                                   (Unaudited)

1. Basis of Presentation
   ---------------------

   The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months and six months ended November 30, 2008 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2008.

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

3. Cash and Cash Equivalents
   -------------------------

   The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2008 and May 31, 2008:

                                                   November 30,       May 31,
                                                       2008            2008
                                                   -----------     -----------
   Cash in banks...............................    $   552,395     $   394,987

   Money market funds..........................      1,285,036       1,193,456
                                                   -----------     -----------
                                                   $ 1,837,431     $ 1,588,443
                                                   ===========     ===========

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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                November 30, 2008
                                   (Unaudited)

5. Marketable Securities
   ---------------------

   The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to 24 months), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company's equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is level 1 input, as established by the fair value hierarchy under SFAS No. 157. The related unrealized gains and losses are included in earnings. The Company's marketable securities at November 30, 2008 and May 31, 2008 are summarized as follows:


                                                                Gross        Gross
   November 30, 2008                                          Unrealized   Unrealized
   -----------------                            Amortized       Holding      Holding     Recorded
   Current                                         Cost          Gains        Losses       Value
   -------                                      ----------    ----------   ----------   ----------
   United States Treasury Securities........    $4,961,088    $     --     $     --     $4,961,088
   Equity Securities........................        16,866          --          5,826       11,040
                                                ----------    ----------   ----------   ----------
                                                $4,977,954    $     --     $    5,826   $4,972,128
                                                ==========    ==========   ==========   ==========
   Long - Term
   -----------
   United States Treasury Securities........    $  500,625    $     --     $     --     $  500,625
                                                ==========    ==========   ==========   ==========



                                                                Gross        Gross
   May 31, 2008                                               Unrealized   Unrealized
   ------------                                 Amortized       Holding      Holding     Recorded
   Current                                         Cost          Gains        Losses       Value
   -------                                      ----------    ----------   ----------   ----------

   United States Treasury Securities........    $6,441,288    $     --     $     --     $6,441,288
   Equity Securities........................        16,866         1,678         --         18,544
                                                ----------    ----------   ----------   ----------
                                                $6,458,154    $    1,678   $     --     $6,459,832
                                                ==========    ==========   ==========   ==========
   Long - Term
   -----------
   United States Treasury Securities........    $  999,648    $     --     $     --     $  999,648
                                                ==========    ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                November 30, 2008
                                   (Unaudited)

6. Recent Accounting Pronouncements
   --------------------------------

   On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company's condensed consolidated financial statements.

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's condensed consolidated financial statements.

   In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS 141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 141 (R) and SFAS 160 to have a material impact on its condensed consolidated financial statements.


7. Stockholders' Equity
   --------------------

   During the six months ended November 30, 2008, the Company purchased a total of 517,524 shares of its common stock for $1,219,930. This consisted of 61,001 shares purchased in various transactions on the open market for $169,927 under a previously announced repurchase plan of 300,000 shares and an additional 456,523 shares purchased in a private transaction for $1,050,003.

   On January 8, 2009, the Board of Directors of the Company declared that a regular quarterly cash dividend of $0.05 per share for the quarter ended November 30, 2008 would be paid on February 9, 2009 to stockholders of record as of January 26, 2009. The dividend amounts to approximately $203,000 and will be paid from the Company's cash and marketable securities.

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

Three months ended November 30, 2008 compared with three months ended November
------------------------------------------------------------------------------
30, 2007
--------
                                                   Three Months Ended
                                                       November 30,
                                              (Dollar amounts in thousands)

                                                2008                2007
                                                ----                ----
                                                      % of                % of
                                           Amount   Revenue    Amount   Revenue
                                          -------   -------   -------   -------
Revenue, net..........................    $11,536    100.0%   $13,241    100.0%

Cost of sales.........................      9,467     82.1%    10,752     81.2%
                                          -------   -------   -------   -------
Gross profit..........................      2,069     17.9%     2,489     18.8%

Selling, general and administrative
expenses..............................      1,696     14.7%     1,922     14.5%
                                          -------   -------   -------   -------
Income from operations................        373      3.2%       567      4.3%

Other income, net.....................         12      0.1%        76      0.6%
                                          -------   -------   -------   -------
Income before income taxes............        385      3.3%       643      4.9%

Provision for income taxes............        165      1.4%       265      2.0%
                                          -------   -------   -------   -------
Net income............................    $   220      1.9%   $   378      2.9%
                                          =======   =======   =======   =======

                           TSR, INC. AND SUBSIDIARIES

Revenue
-------

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2008 decreased $1,705,000 or 12.9% from the quarter ended November 30, 2007. The average number of consultants on billing with customers decreased from approximately 348 for the quarter ended November 30, 2007 to 281 for the quarter ended November 30, 2008. The decrease in revenue resulted primarily from the continued reduction in consultants placed with AT&T, additional reductions in consultants on billing with customers which the Company attributes to current economic conditions and decreases in revenue due to lower billing rates caused by discounts and other rate reductions instituted by customers.

As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the sole vendor management company for AT&T, is currently one of the many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to these changes, the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 88 at November 30, 2006 to 53 at November 30, 2007 and 25 at November 30, 2008. The Company expects this change in relationship will continue to impact the Company's business relationship with AT&T, resulting in fewer opportunities to place new consultants at AT&T.

As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will continue to decrease in the short term and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients and have caused early termination of some existing assignments. The Company derived approximately 20% of its revenue from banking and brokerage clients in fiscal 2008. The Company expects that these conditions will continue to affect the number of consultants on billing with customers and the Company's revenue.

The Company has provided services to Lehman Brothers Holdings, Inc. ("LBHI") through its contract with Beeline.com, Inc. ("Beeline"), a vendor management company. LBHI filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. As part of the bankruptcy proceedings, the Bankruptcy Court has approved a sale of Lehman Brothers, Inc. ("LBI"), a subsidiary of LBHI to Barclays Capital Inc. ("Barclays"). The Beeline contract has been assumed by LBI as part of the purchase agreement. The Company has received payment in full for amounts due for services rendered through the date of the bankruptcy filing and will not incur a charge against earnings as the result of the bankruptcy. LBHI and its subsidiaries constituted approximately 6% of the Company's revenue in fiscal 2008. There were 13 consultants on billing with LBHI as of August 31, 2008 and 5 as of November 30, 2008. The Company cannot determine the impact that the bankruptcy filing and purchase of LBI by Barclays will have on the remaining consultants on billing with LBI and its affiliates.

Cost of Sales
-------------

Cost of sales for the quarter ended November 30, 2008, decreased $1,285,000 or 12.0% to $9,467,000 from $10,752,000 in the prior year period. The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 81.2% in the quarter ended November 30, 2007 to 82.1% in the quarter ended November 30, 2008. The increase in cost of sales percentage of revenue was primarily attributable to discount programs instituted or expanded by customers and other customer required rate reductions. These discount programs and other billing rate reduction initiatives decrease revenue without allowing the Company to reduce costs sufficiently to completely offset the decrease in revenue. These required rate reductions have accelerated as a result of the current economic conditions.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $226,000 or 11.8% from $1,922,000 in the quarter ended November 30, 2007 to $1,696,000 in the quarter ended November 30, 2008. This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 14.5% in the quarter ended November 30, 2007 to 14.7% in the quarter ended November 30, 2008.

                           TSR, INC. AND SUBSIDIARIES

Income from Operations
----------------------

Income from operations decreased $194,000 or 34.2% from $567,000 in the quarter ended November 30, 2007 to $373,000 in the quarter ended November 30, 2008. The combination of reduced revenue and reduced gross margins had a significant negative impact on income from operations.

Other Income
------------

Other income for the quarter ended November 30, 2008 resulted primarily from interest and dividend income of $35,000, which decreased by $64,000 from the level realized in the quarter ended November 30, 2007 due to lower interest rates earned on the Company's US Treasury securities and money market accounts as well as lower average investable assets.


Six months ended November 30, 2008 compared with six months ended November 30,
------------------------------------------------------------------------------
2007
----

                                                    Six Months Ended
                                                       November 30,
                                              (Dollar amounts in Thousands)

                                                2008                2007
                                                ----                ----
                                                      % of                % of
                                           Amount   Revenue    Amount   Revenue
                                          -------   -------   -------   -------
Revenue, net..........................    $23,686    100.0%   $26,767    100.0%

Cost of sales.........................     19,495     82.3%    21,769     81.3%
                                          -------   -------   -------   -------
Gross profit..........................      4,191     17.7%     4,998     18.7%

Selling, general and administrative
expenses..............................      3,496     14.8%     3,720     13.9%
                                          -------   -------   -------   -------

Income from operations................        695      2.9%     1,278      4.8%

Other income, net.....................         70      0.3%       161      0.6%
                                          -------   -------   -------   -------

Income before income taxes............        765      3.2%     1,439      5.4%

Provision for income taxes............        330      1.4%       613      2.3%
                                          -------   -------   -------   -------
Net income............................    $   435      1.8%   $   826      3.1%
                                          =======   =======   =======   =======

Revenue
-------

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2008 decreased $3,081,000 or 11.5% from the six months ended November 30, 2007. The average number of consultants on billing with customers decreased from approximately 342 for the six months ended November 30, 2007 to 290 for the six months ended November 30, 2008. The decrease in revenue resulted primarily from the continued reduction in consultants placed with AT&T, additional reductions in consultants on billing with customers which the Company attributes to current economic conditions and decreases in revenue due to lower billing rates caused by discounts and other rate reductions instituted by customers.

As a result of the merger of AT&T with SBC Communications, Inc., Procurestaff, which had been the sole vendor management company for AT&T, is currently one of the many vendors to the new AT&T and no longer serves as the primary vendor manager. Due to these changes, the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 88 at November 30, 2006 to 53 at November 30, 2007 and 25 at November 30, 2008. The Company expects this change in relationship will continue to impact the Company's business relationship with AT&T, resulting in fewer opportunities to place new consultants at AT&T.

                           TSR, INC. AND SUBSIDIARIES

As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will continue to decrease in the short term and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients and have caused early termination of some existing assignments. The Company derived approximately 20% of its revenue from banking and brokerage clients in fiscal 2008. The Company expects that these conditions will continue to affect the number of consultants on billing with customers and the Company's revenue.

The Company has provided services to Lehman Brothers Holdings, Inc. ("LBHI") through its contract with Beeline.com, Inc. ("Beeline"), a vendor management company. LBHI filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. As part of the bankruptcy proceedings, the Bankruptcy Court has approved a sale of Lehman Brothers, Inc. ("LBI"), a subsidiary of LBHI to Barclays Capital Inc. ("Barclays"). The Beeline contract has been assumed by LBI as part of the purchase agreement. The Company has received payment in full for amounts due for services rendered through the date of the bankruptcy filing and will not incur a charge against earnings as the result of the bankruptcy. LBHI and its subsidiaries constituted approximately 6% of the Company's revenue in fiscal 2008. There were 13 consultants on billing with LBHI as of August 31, 2008 and 5 as of November 30, 2008. The Company cannot determine the impact that the bankruptcy filing and purchase of LBI by Barclays will have on the remaining consultants on billing with LBI and its affiliates.

Cost of Sales
-------------

Cost of sales for the six months ended November 30, 2008, decreased $2,274,000 or 10.4% to $19,495,000 from $21,769,000 in the prior year period. The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 81.3% in the six months ended November 30, 2007 to 82.3% in the six months ended November 30, 2008. The increase in cost of sales percentage of revenue was primarily attributable to discount programs instituted or expanded by customers and other customer required rate reductions. These discount programs and other billing rate reduction initiatives decrease revenue without allowing the Company to reduce costs sufficiently to completely offset the decrease in revenue. These required rate reductions have accelerated as a result of the current economic conditions.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $224,000 or 6.0% from $3,720,000 in the six months ended November 30, 2007 to $3,496,000 in the six ended November 30, 2008. This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. However, while selling, general and administrative expenses decreased , these expenses as a percentage of revenue increased from 13.9% in the six months ended November 30, 2007 to 14.8% in the six months ended November 30, 2008.


Income from Operations
----------------------

Income from operations decreased $583,000 or 45.6% from $1,278,000 in the six months ended November 30, 2007 to $695,000 in the six months ended November 30, 2008. The combination of reduced revenue and reduced gross margins had a significant negative impact on income from operations.

Other Income
------------

Other income for the six months ended November 30, 2008 resulted primarily from interest and dividend income of $102,000, which decreased by $109,000 from the level realized in the six months ended November 30, 2007 due to lower interest rates earned on the Company's US Treasury securities and money market accounts as well as lower average investable assets.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2008, the Company had working capital of $11,855,000 including cash and cash equivalents of $1,837,000 as compared to working capital of $12,693,000 including cash and cash equivalents of $1,588,000 at May 31, 2008. The Company's working capital also included $4,972,000 and $6,460,000 of marketable securities with maturities of less than one year at November 30, 2008 and May 31, 2008, respectively.

For the six months ended November 30, 2008, net cash provided by operating activities was $78,000 compared to cash used of $212,000 for the six months ended November 30, 2007, or an increase of $290,000. The cash provided by operating activities primarily resulted from net income and a decrease in accounts receivable of $223,000 offset by a decrease in accounts payable and accrued expenses of $543,000. The cash used by operating activities in the six months ended November 30, 2007, resulted primarily from an increase in accounts receivable.

Net cash provided by investing activities of $1,970,000 for the six months ended November 30, 2008 primarily resulted from not reinvesting all of the proceeds of maturing US Treasury Securities and the purchase of fixed assets.

Net cash used in financing activities resulted from the purchases of treasury stock amounting to $1,220,000, cash dividends paid of $565,000 and distributions to the minority interest of $14,000. The purchases of treasury stock consisted of $1,050,000 in a private transaction and $170,000 in open market transactions. The Board of Directors of the Company approved a plan in December 2007 authorizing the repurchase of shares of Common Stock and approximately 239,000 shares remain available for purchase under this previously announced plan. The Company has not made any purchases under this plan since September 2008. The Company does not intend to make further purchases under this plan unless there is a change in the market for the Company's common stock. Additionally, the Board of Directors of the Company has declared a cash dividend of $0.05 per share for the quarter ended November 30, 2008. As part of its prior determination to decrease the Company's dividend to $0.05 per share, the Board had determined to reevaluate the dividend if there were a continued decline in the Company's earnings due to the current economic environment. In view of the continued impact of the current economic environment, the Board of Directors has determined to suspend the payment of further dividends. The Board of Directors may reevaluate the Company's dividend policy once the economic conditions stabilize.

The Company's capital resource commitments at November 30, 2008 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2008. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of November 30, 2008, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                Payments Due By Period

Contractual Obligations                  Less than                              More than
-----------------------        Total       1 Year      1-3 Years    3-5 Years    5 Years
                            ----------   ----------   ----------   ----------   ----------
Operating Leases.........   $1,393,000   $  361,000   $  663,000   $  369,000   $     --
Employment Agreements....    1,162,000      624,000      488,000       50,000         --
                            ----------   ----------   ----------   ----------   ----------
Total....................   $2,555,000   $  985,000   $1,151,000   $  419,000   $     --
                            ==========   ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES

Recent Account Pronouncements
-----------------------------

On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company's condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS 141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 141 (R) and SFAS 160 to have a material impact on its condensed consolidated financial statements.

Critical Accounting Policies
----------------------------

The SEC defines "critical accounting policies" as those that require the application of management's most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2008 Annual Report on Form10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of November 30, 2008.

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

Part II. Other Information

Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information concerning any purchase of the Company's common stock made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company's second fiscal quarter:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       Maximum Number (or
                                                            Total Number of Shares     Approximate Dollar
                                                           (or Units) Purchased as    Value) of Shares (or
                      Total Number of     Average Price        Part of Publicly      Units) that May Yet Be
                     Shares (or Units)    Paid per Share      Announced Plans or       Purchase Under the
    Period               Purchased          (or Unit)            Programs (1)          Plans or Programs
-----------------        ---------          ---------            ------------          -----------------
Quarter ended
  August 31, 2008          37,900             $2.75                 37,900                   262,100
                          =======                                   ======
  September, 2008          23,101              2.84                 23,101                   238,999

  October, 2008           456,523              2.30                      0                   238,999

  November, 2008                0               n/a                      0                   238,999
-----------------         -------             -----                 ------
   Total                  479,624             $2.33                 23,101                   238,999

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


                                             TSR Inc.
                             -----------------------------------------
                                           (Registrant)


Date:  January 9, 2009       /s/ J.F. Hughes
                             -----------------------------------------
                             J.F. Hughes, Chairman and President


Date:  January 9, 2009       /s/ John G. Sharkey
                             -----------------------------------------
                             John G. Sharkey, Vice President Finance
                             and Chief Financial Officer