Form 10-Q
period 2009-02-28
TSR INC
filed 2009-04-07
CIK 98338

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

                     For the period ended February 28, 2009

                 [_] Transition report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                     For the transition period from __ to __

Commission File Number:              0-8656

-------------------------------------------------------------------------------
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


                      400 Oser Avenue, Hauppauge, NY 11788
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  631-231-0333
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

                               SHARES OUTSTANDING

4,050,488 shares of common stock, par value $.01 per share, as of March 31, 2009

================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
Part I.  Financial Information:                                           Number
                                                                          ------

         Item 1.    Financial Statements:

                    Condensed Consolidated Balance Sheets -
                      February 28, 2009 and May 31, 2008                       3

                    Condensed Consolidated Statements of Income -
                      For the three months and nine months ended February
                      28, 2009 and February 29, 2008                           4

                    Condensed Consolidated Statements of Cash Flows -
                      For the nine months ended February 28, 2009 and
                      February 29, 2008                                        5

                    Notes to Condensed Consolidated Financial Statements.      6

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      9

         Item 4T.   Controls and Procedures                                   15

Part II. Other Information.                                                   15

         Item 2(c). Unregistered Sales of Equity Securities and Use
                      of Proceeds                                             15

         Item 6.    Exhibits                                                  16

Signatures                                                                    16

Part I.  Financial Information
         Item 1. Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              February 28,      May 31,
                                                                                                  2009           2008
                                                                                              ------------   ------------
                                                                                               (Unaudited)     (Note 1)
Current Assets:
       Cash and cash equivalents                                                              $  4,561,078   $  1,588,443
       Marketable securities                                                                     3,747,985      6,459,832
       Accounts receivable, net of allowance for doubtful accounts of $302,000 and $326,000      6,651,557      8,176,936
       Other receivables                                                                            22,778         52,375
       Prepaid expenses                                                                             69,395         53,788
       Prepaid and recoverable income taxes                                                        102,991         48,015
       Deferred income taxes                                                                       124,000        135,000
                                                                                              ------------   ------------
              Total Current Assets                                                              15,279,784     16,514,389

Marketable securities                                                                                 --          999,648
Equipment and leasehold improvements, net of accumulated depreciation
       and amortization of $411,583 and $396,963                                                    18,300         23,285
Other assets                                                                                        49,653         49,653
Deferred income taxes                                                                               52,000         55,000
                                                                                              ------------   ------------
Total Assets                                                                                  $ 15,399,737   $ 17,641,975
                                                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts and other payables                                                            $    216,573   $    313,157
       Accrued expenses and other current liabilities                                            1,348,894      1,919,564
       Advances from customers                                                                   1,513,141      1,589,087
                                                                                              ------------   ------------
              Total Liabilities                                                                  3,078,608      3,821,808
                                                                                              ------------   ------------

Minority Interest                                                                                   13,583         53,533
                                                                                              ------------   ------------
Stockholders' Equity:
       Preferred stock, $1 par value, authorized 1,000,000 shares; none issued                        --             --
       Common stock, $.01 par value, authorized 25,000,000 shares; issued 6,228,326 shares          62,283         62,283
       Additional paid-in capital                                                                5,071,727      5,071,727
       Retained earnings                                                                        20,424,767     20,663,925
                                                                                              ------------   ------------
                                                                                                25,558,777     25,797,935
       Less: Treasury stock, 2,177,838 and 1,660,314 shares, at cost                            13,251,231     12,031,301
                                                                                              ------------   ------------
Total Stockholders' Equity                                                                      12,307,546     13,766,634
                                                                                              ------------   ------------
Total Liabilities and Stockholders' Equity                                                    $ 15,399,737   $ 17,641,975
                                                                                              ============   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For The Three Months and Nine Months Ended February
                         28, 2009 and February 29, 2008
                                   (UNAUDITED)

                                                             Three Months Ended              Nine Months Ended
                                                        February 28,    February 29,    February 28,    February 29,
                                                            2009            2008            2009            2008
                                                        ------------    ------------    ------------    ------------
Revenue, net                                            $  9,750,770    $ 12,411,619    $ 33,436,750    $ 39,178,822
                                                        ------------    ------------    ------------    ------------

Cost of sales                                              7,957,769      10,227,614      27,452,845      31,996,418
Selling, general and administrative expenses               1,636,279       1,866,485       5,131,853       5,587,002
                                                        ------------    ------------    ------------    ------------
                                                           9,594,048      12,094,099      32,584,698      37,583,420
                                                        ------------    ------------    ------------    ------------
Income from operations                                       156,722         317,520         852,052       1,595,402

Other income (expense):
    Interest and dividend income                              29,826          89,457         132,091         300,922
    Unrealized loss on marketable securities, net               (848)         (4,889)         (8,352)         (1,769)
    Minority interest in subsidiary operating profits        (12,456)        (16,622)        (37,339)        (70,577)
                                                        ------------    ------------    ------------    ------------
Income before income taxes                                   173,244         385,466         938,452       1,823,978
Provision for income taxes                                    80,000         171,000         410,000         784,000
                                                        ------------    ------------    ------------    ------------
Net income                                              $     93,244    $    214,466    $    528,452    $  1,039,978
                                                        ============    ============    ============    ============
Basic and diluted net income per common share           $       0.02    $       0.05    $       0.12    $       0.23
                                                        ============    ============    ============    ============
Weighted average number of basic and diluted common
shares outstanding                                         4,050,488       4,568,012       4,297,468       4,568,012
                                                        ============    ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For The Nine Months Ended February 28, 2009 and February 29, 2008
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                               February 28,    February 29,
                                                                                   2009            2008
                                                                               ------------    ------------
Cash flows from operating activities:
       Net income                                                              $    528,452    $  1,039,978

       Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
              Depreciation and amortization                                          14,620          18,984
              Unrealized loss on marketable securities, net                           8,352           1,769
              Minority interest in subsidiary operating profits                      37,339          70,577
              Deferred income taxes                                                  14,000          13,000

      Changes in operating assets and liabilities:
              Accounts receivable                                                 1,525,379      (1,648,220)
              Other receivables                                                      29,597          40,517
              Prepaid expenses                                                      (15,607)         (2,950)
              Prepaid and recoverable income taxes                                  (54,976)         87,676
              Accounts payable and accrued expenses                                (667,254)       (350,716)
              Income taxes payable                                                     --             7,927
              Advances from customers                                               (75,946)        (42,012)
                                                                               ------------    ------------
Net cash provided by (used in) operating activities                               1,343,956        (763,470)
                                                                               ------------    ------------
Cash flows from investing activities:
       Proceeds from maturities of marketable securities                          8,915,637       8,818,667
       Purchases of marketable securities                                        (5,212,494)     (8,366,270)
       Purchase of fixed assets                                                      (9,635)         (1,441)
                                                                               ------------    ------------
Net cash provided by investing activities                                         3,693,508         450,956
                                                                               ------------    ------------

Cash flows from financing activities:
       Purchases of treasury stock                                               (1,219,930)           --
       Cash dividends paid                                                         (767,610)     (1,096,323)
       Distribution to minority interest                                            (77,289)        (42,246)
                                                                               ------------    ------------
Net cash used in financing activities                                            (2,064,829)     (1,138,569)
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                              2,972,635      (1,451,083)
Cash and cash equivalents at beginning of period                                  1,588,443       1,900,264
                                                                               ------------    ------------
Cash and cash equivalents at end of period                                     $  4,561,078    $    449,181
                                                                               ============    ============

Supplemental disclosures of cash flow data:
       Income taxes paid                                                       $    451,000    $    675,000
                                                                               ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2009
                                   (Unaudited)
1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months and nine months ended February 28, 2009 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2008.

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

3.   Cash and Cash Equivalents
     -------------------------
     The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Several of the Company's account balances are in excess of the depository insurance provided by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Cash and cash equivalents were comprised of the following as of February 28, 2009 and May 31, 2008:

                                 February 28,        May 31,
                                     2009             2008
                                 ------------     ------------
          Cash in banks          $  2,254,843     $    394,987
          Money market funds        2,306,235        1,193,456
                                 ------------     ------------
                                 $  4,561,078     $  1,588,443
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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 28, 2009
                                   (Unaudited)

5.   Marketable Securities
     ---------------------
     The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale. Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to 24 months), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company's equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy under SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). The related unrealized gains and losses are included in earnings. The Company's marketable securities at February 28, 2009 and May 31, 2008 are summarized as follows:

                                                                 Gross          Gross
          February 28, 2009                                    Unrealized     Unrealized
          -----------------                      Amortized      Holding        Holding       Recorded
          Current                                  Cost          Gains          Losses         Value
          -------                               ----------     ----------     ----------     ----------
          United States Treasury Securities     $2,487,793     $     --       $     --       $2,487,793
          Certificates of Deposit                1,250,000           --             --        1,250,000
          Equity Securities                         16,866           --            6,674         10,192
                                                ----------     ----------     ----------     ----------
                                                $3,754,659     $     --       $    6,674     $3,747,985
                                                ==========     ==========     ==========     ==========

                                                                 Gross          Gross
          May 31, 2008                                         Unrealized     Unrealized
          ------------                           Amortized      Holding        Holding       Recorded
          Current                                  Cost          Gains          Losses         Value
          -------                               ----------     ----------     ----------     ----------
          United States Treasury Securities     $6,441,288     $     --       $     --       $6,441,288
          Equity Securities                         16,866          1,678           --           18,544
                                                ----------     ----------     ----------     ----------
                                                $6,458,154     $    1,678     $     --       $6,459,832
                                                ==========     ==========     ==========     ==========
          Long - Term
          -----------
          United States Treasury Securities     $  999,648     $     --       $     --       $  999,648
                                                ==========     ==========     ==========     ==========

6.   Stockholders' Equity
     --------------------
     During the nine months ended February 28, 2009, the Company purchased a total of 517,524 shares of its common stock for $1,219,930. This consisted of 61,001 shares purchased in various transactions on the open market for $169,927 under a previously announced repurchase plan of 300,000 shares and an additional 456,523 shares purchased in a private transaction for $1,050,003 in October 2008. The Company has not made any purchases under its repurchase plan since September 2008.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                February 28, 2009
                                   (Unaudited)

7.   Recent Accounting Pronouncements
     --------------------------------
     On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company's condensed consolidated financial statements.

     The Company adopted the methods of fair value measurement as described in SFAS No. 157 to value its financial assets and liabilities. As described in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

     Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

     Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

     Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

     In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as counterparty credit risks in its assessment of fair value.

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

     In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS No.141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No.160"). SFAS No.141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No.141 (R) and SFAS No. 160 to have a material impact on its condensed consolidated financial statements.

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

Three months ended February 28, 2009 compared with three months ended February
------------------------------------------------------------------------------
29, 2008
--------

                                                     (Dollar amounts in thousands)
                                                           Three Months Ended
                                                   February 28,          February 29,
                                                       2009                  2008
                                                       ----                  ----
                                                            % of                  % of
                                                Amount    Revenue      Amount    Revenue
                                               --------   --------    --------   --------
Revenue, net                                   $  9,751      100.0%   $ 12,412      100.0%
Cost of sales                                     7,958       81.6%     10,228       82.4%
                                               --------   --------    --------   --------
Gross profit                                      1,793       18.4%      2,184       17.6%

Selling, general and administrative expenses      1,636       16.8%      1,867       15.0%
                                               --------   --------    --------   --------
Income from operations                              157        1.6%        317        2.6%

Other income, net                                    16        0.2%         68        0.5%
                                               --------   --------    --------   --------
Income before income taxes                          173        1.8%        385        3.1%
Provision for income taxes                           80        0.8%        171        1.4%
                                               --------   --------    --------   --------
Net income                                     $     93        1.0%   $    214        1.7%
                                               ========   ========    ========   ========

                           TSR, INC. AND SUBSIDIARIES

Revenue
-------
Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2009 decreased $2,661,000 or 21.4% from the quarter ended February 29, 2008. The average number of consultants on billing with customers decreased from 329 for the quarter ended February 29, 2008 to 250 for the quarter ended February 28, 2009. The decrease in revenue resulted primarily from the continued reduction in consultants placed with AT&T, additional reductions in consultants on billing with other customers which the Company attributes to current economic conditions and decreases in revenue due to lower billing rates caused by discounts and other rate reductions instituted by customers.

As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company expects that IT spending will continue to decrease and that the impact is likely to be greater in the financial services industry. These economic conditions have reduced the opportunities to place new consultants on billing with clients and have caused early termination of some existing assignments. The Company derived approximately 20% of its revenue from banking and brokerage clients in fiscal 2008. The Company expects that these conditions will continue to affect the number of consultants on billing with customers and the Company's revenue.

As a result of the merger of AT&T with SBC Communications, Inc., the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 79 at February 28, 2007 to 50 at February 29, 2008 and 20 at February 28, 2009. The Company expects this change in relationship will continue to impact the Company's business relationship with AT&T, resulting in significantly fewer opportunities to place new consultants with AT&T.

The Company provided services to Lehman Brothers Holdings, Inc. ("LBHI") through its contract with Beeline.com, Inc. ("Beeline"), a vendor management company. LBHI filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. The Company has received payment in full for amounts due for services rendered through the date of the bankruptcy filing. Following the bankruptcy filing, the consultants on billing with LBHI decreased from 13 as of August 31, 2008 to 5 as of February 28, 2009. The Company cannot determine the impact that the bankruptcy filing and purchase of Lehman Brothers, Inc. ("LBI") by Barclays Capital, Inc. will have on the remaining consultants on billing with LBI and its affiliates. LBHI and its subsidiaries constituted approximately 6% of the Company's revenue in fiscal 2008 and 2% of the Company's revenue for the quarter ended February 28, 2009.

Cost of Sales
-------------
Cost of sales for the quarter ended February 28, 2009, decreased $2,270,000 or 22.2% to $7,958,000 from $10,228,000 in the prior year period. The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients. Cost of sales as a percentage of revenue decreased from 82.4% in the quarter ended February 29, 2008 to 81.6% in the quarter ended February 28, 2009. The decrease in cost of sales as a percentage of revenue was primarily attributable to the significant reduction of consultants on billing with AT&T, which has historically been the Company's lowest margin (highest cost of sales as a percentage of revenue) business.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $231,000 or 12.4% from $1,867,000 in the quarter ended February 29, 2008 to $1,636,000 in the quarter ended February 28, 2009. This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 15.0% in the quarter ended February 29, 2008 to 16.8% in the quarter ended February 28, 2009 as a result of lower sales.

                           TSR, INC. AND SUBSIDIARIES

Income from Operations
----------------------
Income from operations decreased $160,000 or 50.5% from $317,000 in the quarter ended February 29, 2008 to $157,000 in the quarter ended February 28, 2009. The decrease was primarily attributable to the reduced revenue from the decrease in the number of consultants on billing with customers.

Other Income
------------
Other income for the quarter ended February 28, 2009 resulted primarily from interest and dividend income of $30,000, which decreased by $60,000 from the level realized in the quarter ended February 29, 2008 due to lower interest rates earned on the Company's US Treasury securities, certificates of deposit and money market accounts as well as lower average investable assets.


Nine months ended February 28, 2009 compared with nine months ended February 29,
--------------------------------------------------------------------------------
2008
----

                                                     (Dollar amounts in thousands)
                                                           Nine Months Ended
                                                   February 28,          February 29,
                                                       2009                  2008
                                                       ----                  ----
                                                            % of                  % of
                                                Amount    Revenue      Amount    Revenue
                                               --------   --------    --------   --------
Revenue, net                                   $ 33,437      100.0%   $ 39,179      100.0%
Cost of sales                                    27,453       82.1%     31,997       81.7%
                                               --------   --------    --------   --------
Gross profit                                      5,984       17.9%      7,182       18.3%

Selling, general and administrative expenses      5,132       15.3%      5,587       14.2%
                                               --------   --------    --------   --------
Income from operations                              852        2.6%      1,595        4.1%

Other income, net                                    86        0.2%        229        0.6%
                                               --------   --------    --------   --------
Income before income taxes                          938        2.8%      1,824        4.7%
Provision for income taxes                          410        1.2%        784        2.0%
                                               --------   --------    --------   --------
Net income                                     $    528        1.6%   $  1,040        2.7%
                                               ========   ========    ========   ========

Revenue
-------
Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2009 decreased $5,742,000 or 14.7% from the nine months ended February 29, 2008. The average number of consultants on billing with customers decreased from 338 for the nine months ended February 29, 2008 to 276 for the nine months ended February 28, 2009. The decrease in revenue resulted primarily from the continued reduction in consultants placed with AT&T, additional reductions in consultants on billing with other customers which the Company attributes to current economic conditions and decreases in revenue due to lower billing rates caused by discounts and other rate reductions instituted by customers. The decline was also impacted by the decrease in consultants on billing with LBHI.

                           TSR, INC. AND SUBSIDIARIES

Cost of Sales
-------------
Cost of sales for the nine months ended February 28, 2009, decreased $4,544,000 or 14.2% to $27,453,000 from $31,997,000 in the prior year period. The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 81.7% in the nine months ended February 29, 2008 to 82.1% in the nine months ended February 28, 2009. The increase in cost of sales as a percentage of revenue was primarily attributable to discount programs instituted or expanded by customers and other customer required rate reductions. These discount programs and other billing rate reduction initiatives decrease revenue without allowing the Company to reduce costs sufficiently to completely offset the decrease in revenue. These required rate reductions have accelerated as a result of the current economic conditions.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $455,000 or 8.1% from $5,587,000 in the nine months ended February 29, 2008 to $5,132,000 in the nine ended February 28, 2009. This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 14.2% in the nine months ended February 29, 2008 to 15.3% in the nine months ended February 28, 2009 as a result of lower sales.


Income from Operations
----------------------
Income from operations decreased $743,000 or 46.6% from $1,595,000 in the nine months ended February 29, 2008 to $852,000 in the nine months ended February 28, 2009. The combination of reduced revenue and reduced gross margins had a significant negative impact on income from operations.

Other Income
------------
Other income for the nine months ended February 28, 2009 resulted primarily from interest and dividend income of $132,000, which decreased by $169,000 from the level realized in the nine months ended February 29, 2008 due to lower interest rates earned on the Company's US Treasury securities, certificates of deposit and money market accounts as well as lower average investable assets.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 28, 2009, the Company had working capital of $12,201,000 including cash and cash equivalents of $4,561,000 as compared to working capital of $12,693,000 including cash and cash equivalents of $1,588,000 at May 31, 2008. The Company's working capital also included $3,748,000 and $6,460,000 of marketable securities with maturities of less than one year at February 28, 2009 and May 31, 2008, respectively.

For the nine months ended February 28, 2009, net cash provided by operating activities was $1,344,000 compared to cash used of $763,000 for the nine months ended February 29, 2008, or an increase of $2,107,000. The cash provided by operating activities primarily resulted from net income and a decrease in accounts receivable of $1,525,000 offset by a decrease in accounts payable and accrued expenses of $667,000. The cash used by operating activities in the nine months ended February 29, 2008, resulted primarily from an increase in accounts receivable.

Net cash provided by investing activities of $3,694,000 for the nine months ended February 28, 2009 primarily resulted from not reinvesting all of the proceeds of maturing US Treasury Securities and offset by the purchase of fixed assets.

Net cash used in financing activities resulted from the purchases of treasury stock amounting to $1,220,000, cash dividends paid of $768,000 and distributions to the minority interest of $77,000. The purchases of treasury stock consisted of $1,050,000 in a private transaction and $170,000 in open market transactions. The Board of Directors of the Company approved a plan in December 2007 authorizing the repurchase of shares of Common Stock and approximately 239,000 shares remain available for purchase under this previously announced plan. The Company has not made any purchases under this plan since September 2008. The Company does not intend to make further purchases under this plan unless there is a change in the market for the Company's common stock. The Board of Directors determined to suspend the payment of further dividends effective after the dividend paid on February 9, 2009 for the second quarter of fiscal 2009. The Board of Directors may reevaluate the Company's dividend policy once the economic conditions stabilize.

The Company's capital resource commitments at February 28, 2009 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2009. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of February 28, 2009, no amounts were outstanding under this line of credit.


                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                            Payments Due By Period
Contractual Obligations               Less than                             More than
-----------------------    Total       1 Year     1-3 Years    3-5 Years     5 Years
                        ----------   ----------   ----------   ----------   ----------
Operating Leases        $1,303,000   $  363,000   $  646,000   $  294,000   $     --
Employment Agreements      943,000      499,000      444,000         --           --
                        ----------   ----------   ----------   ----------   ----------
Total.                  $2,246,000   $  862,000   $1,090,000   $  294,000   $     --
                        ==========   ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
----------------------------------------
On September 15, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 provides guidance related to estimating fair value and requires expanded disclosures. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 did not have a material impact on the Company's condensed consolidated financial statements.

The Company adopted the methods of fair value measurement as described in SFAS No. 157 to value its financial assets and liabilities. As described in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in inactive markets; or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as counterparty credit risks in its assessment of fair value.

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

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS No. 141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 141 (R) and SFAS No. 160 to have a material impact on its condensed consolidated financial statements.

Critical Accounting Policies
----------------------------
The SEC defines "critical accounting policies" as those that require the application of management's most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2008 Annual Report on Form10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of February 28, 2009.

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


Part II. Other Information

Item 2(c). Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information concerning any purchase of the Company's common stock made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company's second fiscal quarter:

                                        ISSUER PURCHASES OF EQUITY SECURITIES
                                                                                           Maximum Number (or
                                                                 Total Number of Shares    Approximate Dollar
                                                                (or Units) Purchased as   Value) of Shares (or
                        Total Number of         Average Price       Part of Publicly     Units) that May Yet Be
                        Shares (or Units)       Paid per Share     Announced Plans or      Purchase Under the
 Period                    Purchased              (or Unit)           Programs (1)          Plans or Programs
 ------                    ---------              ---------           ------------          -----------------
Quarter ended
August 31, 2008              37,900                 $2.75                37,900                  262,100
                          ============                                ============
November 30, 2008           479,624                  2.33                23,101                  238,999
                          ============                                ============
December, 2008                    0                   n/a                     0                  238,999
January, 2009                     0                   n/a                     0                  238,999
February, 2009                    0                   n/a                     0                  238,999
-----------------         ------------                                ------------
    Total                         0                   n/a                     0                  238,999

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

                                    TSR Inc.
                  --------------------------------------------
                                  (Registrant)


Date:    April 6, 2009              /s/ J.F. Hughes
                                    --------------------------------------------
                                    J.F. Hughes, Chairman and President


Date:    April 6, 2009              /s/ John G. Sharkey
                                    --------------------------------------------
                                    John G. Sharkey, Vice President Finance and
                                    Chief Financial Officer