Form 10-K
period 2009-05-31
TSR INC
filed 2009-08-18
CIK 98338

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

                     For the fiscal year ended May 31, 2009

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                            Name of Each Exchange on Which Registered
Common Stock, par value, $0.01 per share       The NASDAQ Global Market
---------------------------------------        -----------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None
               --------------------------------------------------
                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes  [X]  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.
[ ] Yes  [X]  No
================================================================================

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" or "smaller reporting company" in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $1.88 at November 30, 2008 was $4,129,000.

The number of shares of the Registrant's common stock outstanding as of July 31, 2009 was 4,050,488.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant's Proxy Statement in connection with the 2009 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

PART I

Item 1. Business.
        ---------
General
-------
TSR, Inc. (the "Company") is primarily engaged in the business of providing contract computer programming services to its clients. The Company provides its clients with technical computer personnel to supplement their in-house information technology ("IT") capabilities. The Company's clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2009, the Company provided IT staffing services to approximately 80 clients.

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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. Due to the continuing impact of the current economic environment, the Company has reversed its plan of hiring additional account executives and technical recruiters in its existing offices to address increased competition and to promote revenue growth. As of May 31, 2009, the Company employed 9 persons who are responsible for recruiting technical personnel and 10 persons who are account executives. As of May 31, 2008 the Company had employed 14 technical personnel recruiters and 16 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to approximately 80 clients during the year ended May 31, 2009 as compared to 85 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenue from a relatively small number of clients. In the fiscal year ended May 31, 2009, the Company had one client which constituted more than 10% of consolidated revenue. Beeline, which provides vendor management services to four of the Company's end clients, constituted 28.3% of consolidated revenue. One of these end clients, The McGraw Hill Companies, constituted 13.5% of consolidated revenue. Additionally, the Company's top ten clients accounted for 76% of consolidated revenue in fiscal 2009 and 66% in fiscal 2008. While continuing its efforts to expand further its client base, the Company's marketing efforts are focused primarily on increasing business from its existing accounts.

The significant increase in consolidated revenue being processed through Beeline occurred due to its purchase, in 2008, of the vendor management software of Ensemble-Chimes, a vendor management company which had filed for bankruptcy in January 2008. In excess of 90% of the consolidated revenue from Ensemble-Chimes was derived from McGraw Hill and another client. The Company did not suffer a material reduction in consolidated revenue from these clients as a result of Ensemble-Chimes' bankruptcy filing.

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

Most of the Company's major customers have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company's contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT
In addition to using internet based job boards such as Dice, Net Temps and Monster, the Company maintains a database of technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employee's skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company's offices. The Company considers its database to be a valuable asset.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 9 recruiters based in the U.S. and contracting with an India based company for 4 recruiters in India to help locate U.S. based technical consultants. Potential applicants are generally interviewed and tested by the Company's recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company's customers.

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

Personnel
---------
As of May 31, 2009, the Company employs 129 people including its 3 executive officers. Of such employees 10 are engaged in sales, 9 are recruiters for programmers, 96 are technical and programming consultants, and 11 are in administrative and clerical functions. None of the Company's employees belong to unions.

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

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes. The Company had an employment agreement with Mr. Hughes which expired May 31, 2009. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers.

In the fiscal year, ended May 31, 2009, the Company's largest client, Beeline accounted for 28.3% of the Company's consolidated revenue. Beeline is a vendor management company. One of the Company's end clients processed through Beeline, The McGraw Hill Companies, constituted 13.5% of consolidated revenue. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company's contracts are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company's services under such contracts without penalty. See "Rapidly Changing Industry" below.

In addition, because of the amount of outstanding receivables that the Company may have with its larger clients at any one time, if a client, including a vendor management company which then subcontracts for the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company's results of operations. In addition, the debtor-in -possession or trustee in a bankruptcy proceeding may seek to recover payments made to the Company during the 90 days prior to the bankruptcy filing as a preference. It is a defense to a preference claim that the payments were made in the ordinary course of business. The Company has received notices in pending bankruptcy proceedings seeking to recover amounts paid to it as preferences, but the Company does not believe that it has any liability based on the ordinary course of business defense.

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

Competitive Market for Account Executives and Technical Recruiters

Prior to the current economic downturn, the Company had been seeking to increase the number of qualified account executives and technical recruiters for several years to meet competition and promote growth. The Company faces a highly competitive market for the limited number of qualified personnel and to date, the Company has had limited success in hiring such personnel. While the Company expects to resume seeking to hire such personnel when the economy stabilizes, there can be no assurance that the Company will be successful in hiring such personnel.

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

Vendor Management Companies

There have been changes in the industry which have affected the Company's operating results. Many customers have begun retaining third parties to provide vendor management services. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company's relationship with its customer, which makes it more difficult for the Company to maintain and expand its business. It also reduces the Company's profit margins.

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

Effect of Current Economic Uncertainties

Demand for the Company's IT staffing services is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse affect on the Company's results of operations. As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company has experienced a decrease in the number of consultants on billing with customers due to decreased IT spending. These economic conditions have also reduced the opportunities to place new consultants on billing with customers.

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


Voting Power of Major Shareholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 45% of the Company's voting power as of July 31, 2009. As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company's common shareholders.

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


Item 3. Legal Proceedings.
        ------------------
There are no material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------
Not Applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------
The Company's shares of Common Stock trade on the NASDAQ Global Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2009 and 2008:

                                  JUNE 1, 2008 - MAY 31, 2009

                               1ST       2ND       3RD       4TH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------
High Sales Price               3.84      3.00      2.37      1.92
Low Sales Price                2.35      1.78      1.55      1.56


                                  JUNE 1, 2007 - MAY 31, 2008
                               1ST       2ND       3RD       4TH
                             QUARTER   QUARTER   QUARTER   QUARTER
                             -------   -------   -------   -------
High Sales Price               4.15      4.72      4.49      4.24
Low Sales Price                3.75      4.01      3.86      3.54


There were 115 holders of record of the Company's Common Stock as of July 31, 2009. Additionally, the Company estimates that there were approximately 1,500 beneficial holders as of that date. The Company paid a dividend of $0.08 per quarter for fiscal 2008 and the first two quarters of fiscal 2009. The Company has suspended payment of further dividends due to the continuing impact of the current economic environment. There can be no assurance that the Company will resume the payment of dividends.

Securities authorized for issuance under equity compensation plans.

The 1997 Employee Stock Option Plan, the Company's lone equity compensation plan, expired on April 30, 2007.

Item 6. Selected Financial Data.
        ------------------------

(Amounts in Thousands, Except Per Share Data)

                                                                        May 31,    May 31,   May 31,   May 31,   May 31,
                                                                          2009      2008      2007      2006      2005
                                                                        -------   -------   -------   -------   -------
Revenue                                                                 $42,801   $51,723   $49,689   $48,109   $51,444

Income From Operations                                                      998     1,971     1,925     1,709     3,635

Net Income                                                                  621     1,276     1,393     1,214     2,145

Basic and Diluted Net Income Per Common Share                              0.15      0.28      0.30      0.27      0.47

Working Capital                                                          12,288    12,693    12,815    12,368    14,391

Total Assets                                                             15,387    17,642    18,059    18,635    18,531

Stockholders' Equity                                                     12,400    13,767    13,952    14,021    14,589

Book Value Per Common Share                                                3.06      3.01      3.05      3.07      3.19
(Total Shareholders' Equity Divided by Common Shares Outstanding)

Cash Dividends Declared Per Common Share                                $  0.16   $  0.32   $  0.32   $  0.32   $  0.60

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

Results of Operations
---------------------
The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of income. There can be no assurance that historical trends in operating results will continue in the future:

                                            Year Ended May 31,
                                      (Dollar Amounts in Thousands)

                                     2009                       2008
                                    ------                     ------
                                          % of                       % of
                               Amount    Revenue          Amount    Revenue
                              -------    -------         -------    -------
Revenue                       $42,801     100.0%         $51,723     100.0%
Cost of Sales                  35,118      82.1           42,305      81.8
                              -------    -------         -------    -------
Gross Profit                    7,683     17.9             9,418      18.2
Selling, General and
Administrative Expenses         6,685     15.6             7,447      14.4
                             --------    -------         -------    -------
Income from Operations            998      2.3             1,971       3.8
Other Income, Net.                 96      0.2               276       0.6
                             --------    -------         -------    -------
Income Before Income Taxes      1,094      2.5             2,247       4.4
Provision for Income Taxes        473      1.1               971       1.9
                             --------    -------         -------    -------

Net Income                   $    621      1.4%           $1,276       2.5%
                             ========    =======          ======    =======


Revenue
-------
Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2009 decreased $8,922,000 or 17.2% from fiscal 2008. The average number of consultants on billing with customers decreased from approximately 332 for the fiscal year ended May 31, 2008 to 264 for the fiscal year ended May 31, 2009. The continuing impact of the current economic environment has significantly decreased the number of consultants on billing with customers and also decreased the opportunities to place new consultants on billing with customers. The revenue decrease is also the result of the continued reduction in consultants placed with AT&T and lower billing rates caused by discounts and other rate reductions instituted by customers.

As a result of the merger of AT&T with SBC Communications, Inc., the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 100 at August 31, 2006 to 45 at May 31, 2008 and to 14 at May 31, 2009. The Company expects that these changes will continue to impact the Company's business relationship with AT&T, resulting in few opportunities to place new consultants at AT&T.

The Company's revenue from programmers on billing continue to be affected by discounts, such as prompt payment and volume discounts, required by major customers as a condition to remaining on their approved vendor lists and the reduction in the number of vendors on the approval vendor lists to increase pricing competition among the remaining vendors. In addition, most of the Company's major customers have retained third parties to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company's profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company. Revenue has also been impacted by the increased use of offshore development companies, particularly in India, over the past few years to provide technology related work and projects. The Company is unable to predict the long-term effects of these changes.

As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company has experienced a decrease in the number of consultants on billing with customers as a result of decreased IT spending. These economic conditions have also reduced the opportunities to place new consultants on billing with customers. The Company expects that these conditions will continue to affect the number of consultants on billing with customers and the Company's revenue.

The Company provided services to Lehman Brothers Holdings, Inc. ("LBHI") through its contract with Beeline.com, Inc. ("Beeline"), a vendor management company. LBHI filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. The Company has received payment in full for amounts due for services rendered through the date of the bankruptcy filing. Following the bankruptcy filing, the consultants on billing with LBHI decreased from 13 as of August 31, 2008 to 3 as of May 31, 2009. The Company cannot determine the impact the bankruptcy filing and purchase of Lehman Brothers, Inc. ("LBI") by Barclays Capital, Inc. will have on the remaining consultants on billing with LBI and its affiliates. LBHI and its subsidiaries constituted approximately 6% of the Company's revenue in fiscal 2008 and 4% in fiscal 2009.

Cost of Sales
-------------
Cost of sales decreased by $7,187,000 or 17.0%, in fiscal 2009 from fiscal 2008. Cost of sales as a percentage of revenue increased to 82.1% in fiscal 2009 from 81.8% in fiscal 2008. The decrease in cost of sales resulted primarily from decreased revenue. The increase in cost of sales as a percentage of revenue is due to additional mandatory discount and rate reduction programs, as discussed above under "Revenue".

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $762,000, or 10.2%, to $6,685,000 in fiscal 2009 from $7,447,000 in fiscal 2008. This decrease was primarily attributable to a decrease in the number of technical recruiters and account executives. Technical recruiters and account executives have been terminated in order to lessen the impact of the Company's reduced level of business activity.

Other Income
------------
Fiscal 2009 other income resulted primarily from interest and dividend income of $149,000, which decreased by $212,000 from the level realized in 2008 due to lower rates of interest earned on the Company's US Treasury securities and money market accounts.

Income Taxes
------------
The effective income tax rate remained at 43.2% in both fiscal 2009 and fiscal 2008.

Net Income
----------
Net income decreased $655,000 or 51.3% in fiscal 2009 from fiscal 2008. Net income decreased primarily due to lower revenue from a decreased number of consultants on billing with clients and lower interest income earned on the Company's US Treasury securities and money market accounts.

Liquidity, Capital Resources and Changes in Financial Condition
-------------------------------------------------------------------------------
The Company expects that cash flow generated from operations together with its available cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2009, the Company had working capital (total current assets in excess of total current liabilities) of $12,288,000 including cash and cash equivalents of $4,075,000 as compared to working capital of $12,693,000 including cash and cash equivalents of $1,588,000 at May 31, 2008. The Company's working capital also included $4,509,000 and $6,460,000 of marketable securities with maturities of less than one year at May 31, 2009 and 2008, respectively. The majority of the decrease in working capital occurred due to purchases of treasury stock of $1,220,000 and cash dividends paid exceeding net income by $146,000, offset to some extent by the reclassification of $1,000,000 of marketable securities to current assets.

Net cash flow of $1,628,000 was provided by operations during fiscal 2009 as compared to $1,268,000 of net cash flow from operations in fiscal 2008. The cash provided by operations for fiscal 2009 primarily resulted from net income of $621,000 and a decrease in accounts receivable of $1,832,000. The cash provided by operations for fiscal 2008 primarily resulted from net income of $1,276,000 and a decrease in accounts payable and accrued expenses of $265,000.

Net cash provided by investing activities amounted to $2,929,000 for fiscal 2009, compared to $69,000 in net cash used in investing activities in fiscal 2008. The net cash provided by investing activities in fiscal 2009 primarily resulted from not reinvesting maturities of treasury securities. The net cash used in investing activities in fiscal 2008 primarily resulted from higher prices paid for reinvesting in treasury securities.

Net cash used in financing activities during the fiscal year ended May 31, 2009 resulted from purchases of treasury securities of $1,220,000, cash dividends paid of $768,000 and distributions of $83,000 to the minority interest. The purchases of treasury stock consisted of $1,050,000 in a private transaction and $170,000 in open market transactions. The Board of Directors of the Company approved a plan in December 2007 authorizing the repurchase of shares of common stock and approximately 239,000 shares remain available for purchase under this previously announced plan. The Company has not made any purchases under this plan since September 2008. The Company does not intend to make further purchases under this plan unless there is a change in the market for the Company's common stock. Net cash used in financing activities during the fiscal year ended May 31, 2008 resulted primarily from cash dividends paid of $1,462,000 and distributions of $49,000 to the minority interest. The Board of Directors determined to suspend the payment of further dividends effective after the dividend paid February 9, 2009 for the second quarter of fiscal 2009. The Board of Directors may reevaluate the Company's dividend policy once the economic conditions stabilize.

The Company's capital resource commitments at May 31, 2009 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2009. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of May 31, 2009, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                       Payments Due by Period
                                                       ----------------------

Contractual Obligations        Total     Less than 1 Year     1-3 Years      3-5 Years   More than 5 Years
-----------------------        -----     ----------------     ---------      ---------   -----------------
Operating Leases            $1,213,000      $  364,000       $  629,000     $  220,000       $    --
Employment Agreements          725,000         375,000          350,000            --             --
                            ----------      ----------       ----------     ----------       ---------
Totals                      $1,938,000      $  739,000       $  979,000     $  220,000       $    --
                            ==========      ==========       ==========     ==========       =========

Impact of New Accounting Standards
----------------------------------
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which, among other requirements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007, which corresponds to the Company's fiscal year beginning June 1, 2008. For all other nonfinancial assets and liabilities, the effective date of SFAS no. 157 has been delayed to the first fiscal year beginning after November 15, 2008, which corresponds to the Company's fiscal year beginning June 1, 2009. The Company is still determining the effect SFAS No. 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

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

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS No.141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No.160"). SFAS No.141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No.141 (R) and SFAS No. 160 to have a material impact on its consolidated financial statements

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No.165 is effective for all interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative U.S. accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

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

Item 8. Financial Statements.
        ---------------------

Index to Consolidated Financial Statements
                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      18

Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 2009 and 2008                      19

Consolidated Statements of Income for the years ended
  May 31, 2009 and 2008                                                      21

Consolidated Statements of Stockholders' Equity for the years ended
  May 31, 2009 and 2008                                                      22

Consolidated Statements of Cash Flows for the years ended
  May 31, 2009 and 2008                                                      23

Notes to Consolidated Financial Statements                                   24

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. We have also audited the financial statement schedule for the years ended May 31, 2009 and 2008 as listed on Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 2009 and 2008, and their results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ J.H. Cohn LLP

Jericho, New York
August 18, 2009

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 2009 and 2008

                                     ASSETS

                                                                                    2009          2008
                                                                                -----------   -----------
Current Assets:

             Cash and cash equivalents                                          $ 4,075,213   $ 1,588,443
             Marketable securities                                                4,509,346     6,459,832
             Accounts receivable:
                             Trade, net of allowance for doubtful accounts of
                             $302,000 in 2009 and $326,000 in 2008                6,345,374     8,176,936
                             Other                                                   20,580        52,375
                                                                                -----------   -----------
                                                                                  6,365,954     8,229,311

             Prepaid expenses                                                        72,429        53,788
             Prepaid and recoverable income taxes                                   101,791        48,015
             Deferred income taxes                                                  133,000       135,000
                                                                                -----------   -----------
                             Total Current Assets                                15,257,733    16,514,389
                                                                                -----------   -----------


Equipment and leasehold improvements, at cost:
             Equipment                                                              237,966       228,329
             Furniture and fixtures                                                 117,389       112,196
             Automobiles                                                             19,665        19,665
             Leasehold Improvements                                                  60,058        60,058
                                                                                -----------   -----------
                                                                                    435,078       420,248

             Less accumulated depreciation and amortization                         415,963       396,963
                                                                                -----------   -----------
                                                                                     19,115        23,285

Marketable securities                                                                  --         999,648
Other assets                                                                         49,653        49,653
Deferred income taxes                                                                61,000        55,000
                                                                                -----------   -----------
                             Total Assets                                       $15,387,501   $17,641,975
                                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              May 31, 2009 and 2008

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    2009          2008
                                                                                -----------   -----------
Current Liabilities:
             Accounts and other payables                                        $   274,284   $   313,157
             Accrued and other current liabilities:
                  Salaries, wages and commissions                                 1,191,057     1,736,285
                  Legal and professional fees                                          --          88,921
                  Other                                                              56,298        94,358
                                                                                -----------   -----------
                                                                                  1,247,355     1,919,564

             Advances from customers                                              1,447,740     1,589,087
                                                                                -----------   -----------
             Total Current Liabilities                                            2,969,379     3,821,808
                                                                                -----------   -----------

Minority Interest                                                                    17,636        53,533

Commitments and Contingencies

Stockholders' Equity:
             Preferred stock, $1.00 par value,
                authorized 1,000,000 shares; none issued                               --            --
             Common stock, $.01 par value, authorized 25,000,000 shares;
                issued 6,228,326 shares; 4,050,488 and 4,568,012 outstanding.        62,283        62,283
             Additional paid-in capital                                           5,071,727     5,071,727
             Retained earnings                                                   20,517,707    20,663,925
                                                                                -----------   -----------
                                                                                 25,651,717    25,797,935
             Less: treasury stock, 2,177,838 and 1,660,314 shares, at cost       13,251,231    12,031,301
                                                                                -----------   -----------
                            Total Stockholders' Equity                           12,400,486    13,766,634
                                                                                -----------   -----------
                            Total Liabilities and Stockholders' Equity          $15,387,501   $17,641,975
                                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        Years Ended May 31, 2009 and 2008

                                                                               2009            2008
                                                                           ------------    ------------
Revenue, net                                                               $ 42,801,340    $ 51,722,850

Cost of sales                                                                35,117,972      42,305,271
Selling, general and administrative expenses                                  6,685,081       7,447,048
                                                                           ------------    ------------
                                                                             41,803,053      49,752,319
                                                                           ------------    ------------
Income from operations                                                          998,287       1,970,531
                                                                           ------------    ------------

Other income (expense):
     Interest and dividend income                                               149,466         361,082
     Realized and unrealized gain (loss) from
                marketable securities, net                                       (5,968)            800
     Minority interest in subsidiary operating profits                          (47,393)        (85,279)
                                                                           ------------    ------------
                                                                                 96,105         276,603
                                                                           ------------    ------------

Income before income taxes                                                    1,094,392       2,247,134

Provision for income taxes                                                      473,000         971,000
                                                                           ------------    ------------
     Net income                                                            $    621,392    $  1,276,134
                                                                           ============    ============

Basic and diluted net income per common share                              $       0.15    $       0.28
                                                                           ============    ============
Weighted average number of basic and diluted common shares outstanding        4,235,723       4,568,012
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Years Ended May 31, 2009 and 2008

                                Shares of                    Additional                                     Total stock-
                                 common       Common          paid-in         Retained        Treasury        holders'
                                  stock         stock          capital        earnings          stock          equity
                              ------------   ------------   ------------    ------------    ------------    ------------
Balance at May 31, 2007          6,228,326   $     62,283   $  5,071,727    $ 20,849,555    $(12,031,301)   $ 13,952,264

Net Income                            --             --             --         1,276,134            --         1,276,134
Cash Dividends Paid                   --             --             --        (1,461,764)           --        (1,461,764)
                              ------------   ------------   ------------    ------------    ------------    ------------
Balance at May 31, 2008          6,228,326         62,283      5,071,727      20,663,925     (12,031,301)     13,766,634

Net Income                            --             --             --           621,392            --           621,392
Cash Dividends Paid                   --             --             --          (767,610)           --          (767,610)
Purchases of Treasury Stock           --             --             --              --        (1,219,930)     (1,219,930)
                              ------------   ------------   ------------    ------------    ------------    ------------
Balance at May 31, 2009          6,228,326   $     62,283   $  5,071,727    $ 20,517,707    $(13,251,231)   $ 12,400,486
                              ============   ============   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Years Ended May 31, 2009 and 2008

                                                                         2009            2008
Cash flows from operating activities:                                ------------    ------------
    Net income                                                       $    621,392    $  1,276,134
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                       19,000          24,446
       Realized and unrealized loss (gain) from marketable
          securities, net                                                   5,968            (800)
       Deferred income taxes                                               (4,000)         17,000
       Minority interest in subsidiary operating profits                   47,393          85,279

       Changes in operating assets and liabilities:
          Accounts receivable-trade                                     1,831,562         (20,285)
          Other receivables                                                31,795          46,640
          Prepaid expenses                                                (18,641)          1,140
          Prepaid and recoverable income taxes                            (53,776)        105,603
          Accounts payable and accrued expenses                          (711,082)       (265,186)
          Advances from customers                                        (141,347)         (2,237)
                                                                     ------------    ------------
    Net cash provided by operating activities                           1,628,264       1,267,734
                                                                     ------------    ------------
Cash flows from investing activities:
       Proceeds from maturities and sales of marketable securities     10,403,782      10,777,957
       Purchases of marketable securities                              (7,459,616)    (10,845,061)
       Purchases of equipment and leasehold improvements                  (14,830)         (1,441)
                                                                     ------------    ------------
    Net cash provided by (used in) investing activities.                2,929,336         (68,545)
                                                                     ------------    ------------
Cash flows from financing activities:
       Distribution to minority interest                                  (83,290)        (49,246)
       Cash dividends paid                                               (767,610)     (1,461,764)
       Purchases of treasury stock                                     (1,219,930)           --
                                                                     ------------    ------------
    Net cash used in financing activities                              (2,070,830)     (1,511,010)
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                    2,486,770        (311,821)

Cash and cash equivalents at beginning of year                          1,588,443       1,900,264
                                                                     ------------    ------------
Cash and cash equivalents at end of year                             $  4,075,213    $  1,588,443
                                                                     ============    ============
Supplemental disclosures of cash flow:
    Income taxes paid                                                $    531,000    $    848,000
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              May 31, 2009 and 2008


(1)        Summary of Significant Accounting Policies

(a)        Business, Nature of Operations and Customer Concentrations
           TSR, Inc. and subsidiaries ("the Company") are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area. The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2009, one customer accounted for more than 10% of the Company's consolidated revenue, constituting 28.3%. In fiscal 2008, two customers accounted for more than 10% of the Company's consolidated revenue, constituting 13.5% and 12.2%, respectively. The accounts receivable associated with the Company's largest customer was $1,906,000 and $1,368,000 at May 31, 2009 and 2008, respectively. The accounts receivable associated with the Company's second largest customer was $917,000 at May 31, 2008. The Company operates in one business segment, computer programming services.

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

(d)        Cash and Cash Equivalents
           The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2009 and 2008:

                                           2009             2008
                                       -----------      -----------
                Cash in banks          $ 2,008,349      $   394,987
                Money market funds       2,066,864        1,193,456
                                       -----------      ------------
                                       $ 4,075,213      $ 1,588,443
                                       ===========      ===========


                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2009 and 2008

(e)        Marketable Securities
           In fiscal 2009, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements" ("SFAS No. 157"). Using the provisions within SFAS No. 157, the Company has characterized its investments in marketable securities, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

           Investments recorded in the accompanying consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:

           Level 1 - These are investments where values are based on unadjusted quoted prices for identical assets in an active market the Company has the ability to access.

           Level 2 - These are investments where values are based on quoted market prices that are not active or model derived valuations in which all significant inputs are observable in active markets.

           Level 3 - These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

           The following are the major categories of assets measured at fair value on a recurring basis during the fiscal year ended May 31, 2009 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

           May 31, 2009                Level 1      Level 2      Level 3       Total
           ------------              ----------   ----------   ----------   ----------
           US Treasury securities    $2,497,133   $     --     $     --     $2,497,133
           Certificates of deposit         --      1,999,637         --      1,999,637
           Equity securities             12,576         --           --         12,576
                                     ----------   ----------   ----------   ----------
                                     $2,509,709   $1,999,637   $     --     $4,509,346
                                     ==========   ==========   ==========   ==========

           Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company's equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy under SFAS No. 157. The related unrealized gains and losses are included in earnings. The Company's marketable securities at May 31, 2009 and 2008 are summarized as follows:

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2009 and 2008

                                                Gross      Gross
                                              Unrealized Unrealized
                                 Amortized     Holding    Holding      Recorded
                                    Cost        Gains      Losses        Value
                                 ----------   --------   ----------   ----------
       Current
       -------
2009:  US Treasury securities    $2,497,133   $   --     $     --     $2,497,133
       Certificates of deposit    1,999,637       --           --      1,999,637
       Equity securities             16,866       --          4,290       12,576
                                 ----------   --------   ----------   ----------

                                 $4,513,636   $   --     $    4,290   $4,509,346
                                 ==========   ========   ==========   ==========
       Long Term
       ---------
       US Treasury securities    $     --     $   --     $     --     $     --
                                 ==========   ========   ==========   ==========

       Current
       -------
2008:  US Treasury securities    $6,441,288   $   --     $     --     $6,441,288
       Equity securities             16,866      1,678         --         18,544
                                 ----------   --------   ----------   ----------

                                 $6,458,154   $  1,678   $     --     $6,459,832
                                 ==========   ========   ==========   ==========
       Long Term
       ---------
       US Treasury securities    $  999,648   $   --     $     --     $  999,648
                                 ==========   ========   ==========   ==========



           The Company's investments in marketable securities consist primarily of investments in US Treasury securities and certificates of deposit. Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

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

(g)        Depreciation and Amortization
           Depreciation and amortization of equipment and leasehold improvements has been computed using the straight-line method over the following useful lives:

                 Equipment                   3 years
                 Furniture and fixtures      3 years
                 Automobiles                 3 years
                 Leasehold improvements      Lesser of lease term or useful life

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2009 and 2008



(h)        Net Income Per Common Share
           Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2009 or 2008.

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

(m)        Comprehensive Income
           The Company's net income equaled comprehensive income in both fiscal 2009 and 2008.

(n)        Stock Options
           The Company had one stock-based employee compensation plan which expired on April 30, 2007. Effective June 1, 2006, the Company accounted for all transactions under which employees receive shares of stock or other equity instruments in the Company in accordance with the revised provisions of Statement of Financial Accounting Standards No. 123, "Share-Based Payment", ("SFAS 123 (R)"), which requires that the fair market value of all share based payment transactions be recognized in the financial statements. SFAS 123 (R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based transactions with employees except for equity instruments held by employee share ownership plans. The Company adopted SFAS 123 (R) at the beginning of fiscal 2007. The Company has not issued any share based payments in fiscal 2009 or 2008.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2009 and 2008


(o)        Impact of New Accounting Standards

           In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which, among other requirements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value to measure assets and liabilities. SAFS No. 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007, which corresponds to the Company's fiscal year beginning June 1, 2008. For all other nonfinancial assets and liabilities, the effective date of SFAS No. 157 has been delayed to the first fiscal year beginning after November 15, 2008, which corresponds to the Company's fiscal year beginning June 1, 2009. The Company is still determining the effect SFAS No. 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

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

           In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations" ("SFAS No.141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No.141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No.141 (R) and SFAS No. 160 to have a material impact on its consolidated financial statements.

           In June 2009, the FASB issued SFAS No. 165, "Subsequent Events". SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for all interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 to have a material impact on its consolidated financial statements.

           In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2009 and 2008


(p)        Credit Risk
           Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in three bank accounts. At times, such amounts may exceed Federally insured limits. At May 31, 2009, there were no cash balances in excess of Federally insured limits. The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts. The Company has not experienced losses in any such accounts. The Company's accounts receivable represent approximately 55 accounts with open balances of which, the largest customer, as a percentage of revenue, consisted of 30.0% of the net accounts receivable balance at May 31, 2009.

(2)        Income Taxes
           A reconciliation of the provisions for income taxes computed at the Federal statutory rates for fiscal 2009 and 2008 to the reported amounts is as follows:

                                                     2009                2008
                                                    Amount       %      Amount       %
                                                   --------    ----    --------    ----
           Amounts at statutory Federal tax rate   $372,000    34.0%   $764,000    34.0%
           State and local taxes, net of Federal
                           income tax effect         91,000     8.3     168,000     7.5
           Non-deductible expenses and other         10,000     0.9      39,000     1.7
                                                   --------    ----    --------    ----
                                                   $473,000    43.2%   $971,000    43.2%
                                                   ========    ====    ========    ====

The components of the provision for income taxes are as follows:

                                           Federal        State         Total
                                          ---------     ---------     ---------
           2009: Current                  $ 341,000     $ 136,000     $ 477,000
                 Deferred                    (4,000)          --         (4,000)
                                          ---------     ---------     ---------
                                          $ 337,000     $ 136,000     $ 473,000
                                          =========     =========     =========
           2008: Current                  $ 704,000     $ 250,000     $ 954,000
                 Deferred                    12,000         5,000        17,000
                                          ---------     ---------     ---------
                                          $ 716,000     $ 255,000     $ 971,000
                                          =========     =========     =========

                                                                     (Continued)

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                              May 31, 2009 and 2008


The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2009 and 2008 are as follows:

                                                            2009         2008
                                                         ---------    ---------
     Allowance for doubtful accounts receivable          $ 133,000    $ 135,000
     Equipment and leasehold improvement
         depreciation and amortization                      25,000       15,000
     Acquired client relationships                          36,000       40,000
                                                         ---------    ---------
            Total deferred income tax assets             $ 194,000    $ 190,000
                                                         =========    =========

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company's history of and projections for taxable income in the future.


(3)        Line of Credit
           The Company has an available line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of May 31, 2009, no amounts were outstanding under this line of credit. The rate of interest on amounts drawn against the line of credit will be either the Eurodollar Rate plus 1% or the Prime Rate, determined at the time of the advance.

(4)        Commitments and Contingencies
           A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2009 follows:

                             Fiscal Year         Amount
                             -----------      -----------
                             2010             $   364,000
                             2011                 332,000
                             2012                 297,000
                             2013                 181,000
                             2014                  39,000
                             2015                    --
                                              -----------
                                Total         $ 1,213,000
                                              ===========

           Total rent expenses under all lease agreements amounted to $346,000 and $353,000 in fiscal 2009 and 2008, respectively.

           From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(5)        Stockholders' Equity
           During the year ended May 31, 2009, the Company purchased a total of 517,524 shares of its common stock for $1,219,930. This consisted of 61,001 shares purchased in various transactions on the open market for $169,927 under a previously announced repurchase plan of 300,000 shares and an additional 456,523 shares purchased in a private transaction for $1,050,003 in October 2008. The Company has not made any purchases under its repurchase plan since September 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------
None

Item 9A(T). Controls and Procedures.
            ------------------------
DISCLOSURE CONTROLS AND PROCEDURES. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal controls over financial reporting was effective as of May 31, 2009.

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

Item 9B. Other Information.
         ------------------
None


Part III

Item 10. Directors and Executive Officers of the Company.
         ------------------------------------------------
The information required by this Item 10 is incorporated by reference to the Company's definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders.

Item 11. Executive Compensation.
         -----------------------
The information required by this Item 11 is incorporated by reference to the Company's definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
The information required by this Item 12 is incorporated by reference to the Company's definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
The information required by this Item 13 is incorporated by reference to the Company's definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
         ---------------------------------------
The information required by this Item 14 is incorporated by reference to the Company's definitive proxy statement in connection with the 2009 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
         -------------------------------------------
(a) The following documents are filed as part of this report:
     1. The consolidated financial statements as indicated in the index set forth on page 17.
     2. Consolidated financial statement schedule:

              Schedule supporting consolidated financial statements:   Page
                                                                       ----
                Schedule II - Valuation and Qualifying Accounts         32

                Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

     3. Exhibits as listed in Exhibit Index on page 34.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Charged to
                                   Balance at     Cost and
                                    Beginning     Expense     Deductions/    Balance at
                                    Of Period    (Recovery)   Write-Offs    End of Period
                                   ----------    ----------   -----------   -------------
    Year ended May 31, 2009:
Allowance for doubtful accounts     $ 326,000      $   --       $ 24,000      $ 302,000
                                    =========      =======      ========      =========
    Year ended May 31, 2008:
Allowance for doubtful accounts     $ 355,000      $   --       $ 29,000      $ 326,000
                                    =========      =======      ========      =========

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

Dated:     August 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


           /s/ J.F. Hughes
           ---------------------------------------------------------------------
           J. F. Hughes, Chairman


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


           /s/ John H. Hochuli, Jr.
           ---------------------------------------------------------------------
           John H. Hochuli, Jr., Director


           /s/ James J. Hill
           ---------------------------------------------------------------------
           James J. Hill, Director


           /s/ Christopher Hughes
           ---------------------------------------------------------------------
           Christopher Hughes, Senior Vice President and Director


           /s/ Robert A. Esernio
           ---------------------------------------------------------------------
           Robert A. Esernio, Director


           /s/ Raymond A. Roel
           ---------------------------------------------------------------------
           Raymond A. Roel, Director

Dated:     August 18, 2009

                           TSR, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX
                             FORM 10-K, MAY 31, 2009


    Exhibit                                                                                                             Sequential
    Number                                                              Exhibit                                            Page #
   ---------                                                                                                           ------------
      3.1        Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit                N/A
                 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

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

     10.2        Employment Agreement dated October 12, 2007 between the Company and Joseph F. Hughes, incorporated         N/A
                 by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on October 16, 2007.

     10.3        Revolving Credit Agreement dated October 6, 1997 among TSR Consulting Services, Inc., TSR, Inc.,           N/A
                 Catch/21 Enterprises Incorporated and the Chase Manhattan Bank, incorporated by reference to Exhibit
                  10.3 to the Quarterly Report on Form 10-Q filed by the Company for the quarter ended August 31, 1997.

     10.4        Employment Agreement dated as of  June 1, 2005 between the Company and John G. Sharkey incorporated        N/A
                 by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on July 26, 2005.

      21         List of Subsidiaries                                                                                        35

     31.1        Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-15(e)                             36

     31.2        Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-15(e)                         37

     32.1        Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section             38
                 906 of the Sarbanes-Oxley Act of 2002.

     32.2        Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section         39
                 906 of the Sarbanes-Oxley Act of 2002.