Form 10-Q
period 2009-08-31
TSR INC
filed 2009-10-09
CIK 98338

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the period ended August 31, 2009

          [_] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ___________ to ___________

Commission File Number:              0-8656
                        --------------------------------------------------------

                                    TSR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  13-2635899
---------------------------------------------     ------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [_] Yes [_] No (Registrant not subject to requirement)

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]                                Accelerated Filer [_]
Non-Accelerated filer [_]                          Smaller Reporting Company [X]
(Do not check if a smaller
   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[_] Yes     [X] No

     As of September 30, 2009, there were 4,050,488 shares of common stock, par value $.01 per share, issued and outstanding.

                                     Page 1
================================================================================

                           TSR, INC. AND SUBSIDIARIES
                                      INDEX

                                                                           Page
Part I.  Financial Information:                                           Number
                                                                          ------

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets -
                     August 31, 2009 and May 31, 2009.......................   3

                  Condensed Consolidated Statements of Income -
                     For the three months ended August 31, 2009 and 2008....   4

                  Condensed Consolidated Statements of Equity -
                     For the three months ended August 31, 2009 and 2008....   5

                  Condensed Consolidated Statements of Cash Flows -
                     For the three months ended August 31, 2009 and 2008....   6

                  Notes to Condensed Consolidated Financial Statements......   7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................  11

         Item 4T. Controls and Procedures...................................  16

Part II. Other Information..................................................  16

         Item 6.  Exhibits..................................................  16

Signatures..................................................................  16

Part I.  Financial Information
         Item 1. Financial Statements

                           TSR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    August           May
ASSETS                                                                                                31,            31,
                                                                                                     2009           2009
                                                                                                 ------------   ------------
                                                                                                  (Unaudited)     (Note 1)
Current Assets:
       Cash and cash equivalents .............................................................   $  3,858,914   $  4,075,213
       Marketable securities .................................................................      4,513,026      4,509,346
       Accounts receivable, net of allowance for doubtful accounts of $302,000 ...............      6,749,581      6,345,374
       Other receivables .....................................................................         25,393         20,580
       Prepaid expenses ......................................................................         80,524         72,429
       Prepaid and recoverable income taxes ..................................................         77,773        101,791
       Deferred income taxes .................................................................        133,000        133,000
                                                                                                 ------------   ------------
              Total Current Assets ...........................................................     15,438,211     15,257,733

Equipment and leasehold improvements, net of accumulated depreciation
       and amortization of $420,507 and $415,963 .............................................         16,855         19,115
Other assets .................................................................................         49,653         49,653
Deferred income taxes ........................................................................         60,000         61,000
                                                                                                 ------------   ------------
Total Assets .................................................................................   $ 15,564,719   $ 15,387,501
                                                                                                 ============   ============

LIABILITIES AND EQUITY

Current Liabilities:
       Accounts and other payables ...........................................................   $    300,140   $    274,284
       Accrued expenses and other current liabilities ........................................      1,336,982      1,247,355
       Advances from customers ...............................................................      1,432,740      1,447,740
                                                                                                 ------------   ------------
              Total Current Liabilities ......................................................      3,069,862      2,969,379
                                                                                                 ------------   ------------
Stockholders' Equity:
       Preferred stock, $1 par value, authorized 1,000,000 shares; none issued ...............           --             --
       Common stock, $.01 par value, authorized 25,000,000 shares; issued 6,228,326 shares ...         62,283         62,283
       Additional paid-in capital ............................................................      5,071,727      5,071,727
       Retained earnings .....................................................................     20,581,085     20,517,707
                                                                                                 ------------   ------------
                                                                                                   25,715,095     25,651,717
       Less: Treasury stock, 2,177,838 shares, at cost .......................................     13,251,231     13,251,231
                                                                                                 ------------   ------------
              Total TSR, Inc. Stockholders' Equity ...........................................     12,463,864     12,400,486

Noncontrolling Interest ......................................................................         30,993         17,636
                                                                                                 ------------   ------------
Total Equity .................................................................................     12,494,857     12,418,122
                                                                                                 ------------   ------------
Total Liabilities and Equity .................................................................   $ 15,564,719   $ 15,387,501
                                                                                                 ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For The Three Months Ended August 31, 2009 and 2008
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                              August 31,      August 31,
                                                                                 2009            2008
                                                                             ------------    ------------
Revenue, net .............................................................   $  9,092,302    $ 12,149,820
                                                                             ------------    ------------

Cost of sales ............................................................      7,446,501      10,027,820
Selling, general and administrative expenses .............................      1,526,042       1,799,646
                                                                             ------------    ------------
                                                                                8,972,543      11,827,466
                                                                             ------------    ------------
Income from operations ...................................................        119,759         322,354

Other income (expense):
    Interest and dividend income .........................................         18,296          67,297
    Unrealized gain (loss) on marketable securities, net .................          3,680            (248)
                                                                             ------------    ------------

Income before income taxes ...............................................        141,735         389,403
Provision for income taxes ...............................................         59,000         165,000
                                                                             ------------    ------------
Net income ...............................................................         82,735         224,403
Less: Net income attributable to noncontrolling interest .................        (19,357)         (9,353)
                                                                             ------------    ------------
Net income attributable to TSR, Inc. .....................................   $     63,378    $    215,050
                                                                             ============    ============
Basic and diluted net income per TSR, Inc. common
 share ...................................................................   $       0.02    $       0.05
                                                                             ============    ============
Weighted average number of basic and diluted common shares outstanding ...      4,050,488       4,564,787
                                                                             ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
               For The Three Months Ended August 31, 2009 and 2008
                                   (UNAUDITED)

                                Shares of                  Additional                                      Non-
                                  common       Common        paid-in       Retained      Treasury       controlling       Total
                                  stock         stock        capital       earnings        stock          Interest        equity
                               ------------  ------------  ------------  ------------   ------------    ------------   ------------
Balance at May 31, 2008 .....     6,228,326  $     62,283  $  5,071,727  $ 20,663,925   $(12,031,301)   $     53,533   $ 13,820,167

Net income attributable to
noncontrolling interest .....          --            --            --            --             --             9,353          9,353

Distribution to
noncontrolling interest .....          --            --            --            --             --            (7,000)        (7,000)

Purchases of treasury stock..
                                       --            --            --            --         (104,305)           --         (104,305)

Dividends declared ..........          --            --            --        (365,441)          --              --         (365,441)

Net income attributable to
TSR, Inc. ...................          --            --            --         215,050           --              --          215,050
                               ------------  ------------  ------------  ------------   ------------    ------------   ------------
Balance at Aug. 31, 2008 ....     6,228,326  $     62,283  $  5,071,727  $ 20,513,534   $(12,135,606)   $     55,886   $ 13,567,824
                               ============  ============  ============  ============   ============    ============   ============


Balance at May 31, 2009 .....     6,228,326  $     62,283  $  5,071,727  $ 20,517,707   $(13,251,231)   $     17,636   $ 12,418,122

Net income attributable to
noncontrolling interest .....          --            --            --            --             --            19,357         19,357

Distribution to
noncontrolling interest .....          --            --            --            --             --            (6,000)        (6,000)

Net income attributable to
TSR, Inc. ...................          --            --            --          63,378           --              --           63,378
                               ------------  ------------  ------------  ------------   ------------    ------------   ------------
Balance at Aug. 31, 2009 ....     6,228,326  $     62,283  $  5,071,727  $ 20,581,085   $(13,251,231)   $     30,993   $ 12,494,857
                               ============  ============  ============  ============   ============    ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For The Three Months Ended August 31, 2009 and 2008
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                             August 31,      August 31,
                                                                                                2009            2008
                                                                                            ------------    ------------
Cash flows from operating activities:
   Net income ...........................................................................   $     82,735    $    224,403

   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization ....................................................          4,544           4,732
       Unrealized (gain) loss on marketable securities, net .............................         (3,680)            248
       Deferred income taxes ............................................................          1,000           6,000

   Changes in operating assets and liabilities:
       Accounts receivable ..............................................................       (404,207)       (719,073)
       Other receivables ................................................................         (4,813)        (10,403)
       Prepaid expenses .................................................................         (8,095)         (3,886)
       Prepaid and recoverable income taxes .............................................         24,018          13,967
       Accounts and other payables and accrued expenses and other current liabilities ...        115,483        (271,477)
       Income taxes payable .............................................................           --           103,722
       Advances from customers ..........................................................        (15,000)        (62,917)
                                                                                            ------------    ------------
Net cash used in operating activities ...................................................       (208,015)       (714,684)
                                                                                            ------------    ------------
Cash flows from investing activities:
    Proceeds from maturities of marketable securities ...................................        250,000       2,466,482
    Purchases of marketable securities ..................................................       (250,000)     (2,474,350)
    Purchases of equipment and leasehold improvements ...................................         (2,284)         (7,067)
                                                                                            ------------    ------------
Net cash used in investing activities ...................................................         (2,284)        (14,935)
                                                                                            ------------    ------------

Cash flows from financing activities:
    Purchases of treasury stock .........................................................           --          (104,305)
    Distribution to noncontrolling interest .............................................         (6,000)         (7,000)
                                                                                            ------------    ------------
Net cash used in financing activities ...................................................         (6,000)       (111,305)
                                                                                            ------------    ------------

Net decrease in cash and cash equivalents ...............................................       (216,299)       (840,924)
Cash and cash equivalents at beginning of period ........................................      4,075,213       1,588,443
                                                                                            ------------    ------------
Cash and cash equivalents at end of period ..............................................   $  3,858,914    $    747,519
                                                                                            ============    ============

Supplemental disclosures of cash flow data:
     Income taxes paid ..................................................................   $     35,000    $     41,000
                                                                                            ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TSR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 2009
                                   (Unaudited)

1.        Basis of Presentation
          ---------------------
          The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements as of and for the three months ended August 31, 2009 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2010. The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date. These interim financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2009.

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

3.        Cash and Cash Equivalents
          -------------------------
          The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2009 and May 31, 2009:

                                                 August 31,      May 31,
                                                    2009          2009
                                                -----------   -----------
                Cash in banks.................  $ 2,182,117   $ 2,008,349
                Money market funds............    1,676,797     2,066,864
                                                -----------   -----------
                                                $ 3,858,914   $ 4,075,213
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

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 August 31, 2009
                                   (Unaudited)

5.        Marketable Securities
          ---------------------

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

          Investments recorded in the accompanying consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:

               Level 1- These are investments where values are based on unadjusted quoted prices for identical assets in an active market the Company has the ability to access.

               Level 2- These are investments where values are based on quoted market prices that are not active or model derived valuations in which all significant inputs are observable in active markets.

               Level 3- These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

          The following are the major categories of assets measured at fair value on a recurring basis during the fiscal year ended May 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

          August 31, 2009               Level 1       Level 2       Level 3        Total
          ---------------             -----------   -----------   -----------   -----------
          US Treasury securities      $ 2,497,133   $       --    $       --    $ 2,497,133
          Certificates of deposit             --      1,999,637           --      1,999,637
          Equity securities                16,256           --            --         16,256
                                      -----------   -----------   -----------   -----------
                                      $ 2,513,389   $ 1,999,637   $       --    $ 4,513,026
                                      ===========   ===========   ===========   ===========

          Based upon the Company's intent and ability to hold its US Treasury securities to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company's equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy under SFAS No. 157. The related unrealized gains and losses are included in earnings. The Company's marketable securities at August 31, 2009 and May 31, 2009 are summarized as follows:

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 August 31, 2009
                                   (Unaudited)

                                                                    Gross        Gross
          August 31, 2009                                         Unrealized   Unrealized
          ---------------                            Amortized     Holding       Holding     Recorded
          Current                                       Cost        Gains        Losses       Value
          -------                                    ----------   ----------   ----------   ----------
          United States Treasury Securities......    $2,497,133   $      --    $      --    $2,497,133
          Certificates of Deposit................     1,999,637          --           --     1,999,637
          Equity Securities......................        16,866          --           610       16,256
                                                     ----------   ----------   ----------   ----------
                                                     $4,513,636   $      --    $      610   $4,513,026
                                                     ==========   ==========   ==========   ==========


                                                                    Gross        Gross
          May 31, 2009                                            Unrealized   Unrealized
          ------------                               Amortized     Holding       Holding     Recorded
          Current                                       Cost        Gains        Losses       Value
          -------                                    ----------   ----------   ----------   ----------

          United States Treasury Securities......    $2,497,133   $      --    $      --    $2,497,133
          Certificates of Deposit................     1,999,637          --           --     1,999,637
          Equity Securities......................        16,866          --         4,290       12,576
                                                     ----------   ----------   ----------   ----------
                                                     $4,513,636   $      --    $    4,290   $4,509,346
                                                     ==========   ==========   ==========   ==========

          The Company's investments in marketable securities consist primarily of investments in US Treasury securities and certificates of deposit. Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than -temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

6.        Stockholders' Equity
          --------------------

          During the three months ended August 31, 2008, the Company purchased a total of 37,900 shares of its common stock for $104,305. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 300,000 shares. The Company has not made any purchases under its repurchase plan since September 2008.

7.        Other Matters
          -------------

          From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

                           TSR, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 August 31, 2009
                                   (Unaudited)

8.        Recent Accounting Pronouncements
          --------------------------------

          In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141
          (R), "Business Combinations" ("SFAS No.141(R)"), SFAS No.141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141
          (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No.141 (R) did not have a material impact on the Company's condensed consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS No 160"). SFAS No. 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 160 in the first quarter of fiscal 2010. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the condensed consolidated balance sheets and the net income attributable to noncontrolling interests has been separately identified in the unaudited condensed consolidated statements of income. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS No. 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 had no impact on the condensed consolidated financial statements.

          In April 2009, the FASB issued FSP No.FAS 107-1 and APB 28-1 which amended both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, the FASB issued FSP No.FAS 157-4 which amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No.FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. The FASB also issued FSP No. FAS 115-2 and FAS 124-2 which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. The requirements of the FSPs are effective for interim reporting periods ending after June 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted the FSPs for the first quarter of fiscal 2010.

          In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why the date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and, accordingly, the Company adopted SFAS No. 165 during the first quarter of fiscal 2010. SFAS No. 165 requires public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the Securities and Exchange Commission ("SEC") on October 9, 2009.

          In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

Part I.   Financial Information
          Item 2.

                           TSR, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements
--------------------------
Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company's future prospects and the Company's future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: the impact of current adverse conditions in the credit markets and current adverse economic conditions on the Company's business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company's contract computer consulting services will continue to adversely affect the Company's business; the concentration of the Company's business with certain customers; uncertainty as to the Company's ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward looking statements.

Results of Operations
---------------------
The following table sets forth, for the periods indicated, certain financial information derived from the Company's condensed consolidated statements of income. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2009 compared with three months ended August 31,
------------------------------------------------------------------------------
2008
----

                                                              (Dollar amounts in thousands)
                                                                   Three Months Ended
                                                            August 31,              August 31,
                                                              2009                    2008
                                                                   % of                    % of
                                                       Amount     Revenue      Amount     Revenue
                                                      --------    --------    --------    --------
Revenue, net...................................       $  9,092      100.0%    $ 12,150      100.0%
Cost of sales..................................          7,446       81.9%      10,028       82.5%
                                                      --------    --------    --------    --------
Gross profit...................................          1,646       18.1%       2,122       17.5%

Selling, general and administrative expenses...          1,526       16.8%       1,800       14.8%
                                                      --------    --------    --------    --------
Income from operations.........................            120        1.3%         322        2.7%

Other income, net..............................             22        0.2%          67        0.5%
                                                      --------    --------    --------    --------
Income before income taxes.....................            142        1.5%         389        3.2%
Provision for income taxes.....................             59        0.6%         165        1.4%
                                                      --------    --------    --------    --------
Net income.....................................       $     83        0.9%    $    224        1.8%
                                                      ========    ========    ========    ========

                           TSR, INC. AND SUBSIDIARIES

Revenue
-------
Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2009 decreased $3,058,000 or 25.2% from the prior year quarter. The average number of consultants on billing with customers decreased from approximately 299 for the quarter ended August 31, 2008 to 215 for the quarter ended August 31, 2009. The continuing impact of the current economic environment has significantly decreased the number of consultants on billing with customers and also decreased the opportunities to place new consultants on billing with customers. The revenue decrease is also the result of the continued reduction in consultants placed with AT&T and lower billing rates caused by discounts and other rate reductions instituted by customers.

As a result of the merger of AT&T with SBC Communications, Inc., the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007. This has reduced the number of consultants on billing with AT&T from 68 at August 31, 2007 to 35 at August 31, 2008 and to 4 at August 31, 2009. The Company expects that these changes will continue to impact the Company's business relationship with AT&T, resulting in few opportunities to place new consultants at AT&T.

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

The Company provided services to Lehman Brothers Holdings, Inc. ("LBHI") through its contract with Beeline.com, Inc. ("Beeline"), a vendor management company. LBHI filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. The Company has received payment in full for amounts due for services rendered through the date of the bankruptcy filing. Following the bankruptcy filing, the consultants on billing with LBHI decreased from 13 as of August 31, 2008 to 2 as of August 31, 2009. LBHI and its subsidiaries constituted approximately 6% of the Company's revenue in fiscal 2008 and 4% in fiscal 2009.

The Company has agreed in principle to settle a preference claim asserted by the trustee in bankruptcy of a vendor management company relating to payments received by the Company during the 90 days prior to the bankruptcy filing for $100,000. The Company had provided for this contingency in prior periods as part of its allowance for doubtful accounts and, as a result, the charge will be applied to this reserve.

                           TSR, INC. AND SUBSIDIARIES

Cost of Sales
-------------
Cost of sales for the quarter ended August 31, 2009, decreased $2,582,000 or 25.7% to $7,446,000 from $10,028,000 in the prior year period. The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients. Cost of sales as a percentage of revenue decreased from 82.5% in the quarter ended August 31, 2008 to 81.9% in the quarter ended August 31, 2009. The decrease in cost of sales as a percentage of revenue was primarily attributable to the significant reduction of consultants on billing with AT&T, which has historically been the Company's lowest margin (highest cost of sales as a percentage of revenue) business.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $274,000 or 15.2% from $1,800,000 in the quarter ended August 31, 2008 to $1,526,000 in the quarter ended August 31, 2009. This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. Technical recruiters and account executives have been terminated in order to lessen the impact of the Company's reduced level of business activity. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 14.8% in the quarter ended August 31, 2008 to 16.8% in the quarter ended August 31, 2009 as a result of lower sales.

Income from Operations
----------------------
Income from operations decreased $202,000 or 62.7% from $322,000 in the quarter ended August 31, 2008 to $120,000 in the quarter ended August 31, 2009. The decrease was primarily attributable to the reduced revenue from the decrease in the number of consultants on billing with customers.

Other Income
------------
Other income for the quarter ended August 31, 2009 resulted primarily from interest and dividend income of $18,000, which decreased by $49,000 from the level realized in the quarter ended August 31, 2008 due to lower interest rates earned on the Company's US Treasury securities, certificates of deposit and money market accounts as well as lower average investable assets.

Income Taxes
------------
The effective income tax rate decreased from 42.4% in the quarter ended August 31, 2008 to 41.5% in the quarter ended August 31, 2009. The net income attributable to the noncontrolling interest increased, thereby reducing the effective tax rate.

Net Income
----------
Net income decreased $141,000 or 62.9% in from the quarter ended August 31, 2008 to the quarter ended August 31, 2009. Net income decreased primarily due to lower revenue from a decreased number of consultants on billing with clients and lower interest income earned on the Company's US Treasury securities and money market accounts.

                           TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2009, the Company had working capital of $12,368,000 including cash and cash equivalents of $3,859,000 as compared to working capital of $12,288,000 including cash and cash equivalents of $4,075,000 at May 31, 2009. The Company's working capital also included $4,513,000 and $4,509,000 of marketable securities with maturities of less than one year at August 31, 2009 and May 31, 2009, respectively.

For the three months ended August 31, 2009, net cash used in operating activities was $208,000 compared to cash used of $715,000 for the three months ended August 31, 2008, or an increase of $507,000. The cash used in operating activities primarily resulted from an increase in accounts receivable of $404,000 offset by net income and an increase in accounts and other payables and accrued expenses and other current liabilities of $115,000. The increase in accounts receivable resulted primarily from several accounts extending their payment terms from sixty to ninety days. The cash used by operating activities in the three months ended August 31, 2008, resulted primarily from an increase in accounts receivable.

Net cash used in investing activities of $2,000 for the three months ended August 31, 2009 primarily from the purchase of equipment.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $6,000 in the quarter ended August 31, 2009. In the quarter ended August 31, 2008 net cash used in financing activities resulted from purchases of treasury stock of $104,000 in open market transactions. The Board of Directors of the Company approved a plan in December 2007 authorizing the repurchase of shares of Common Stock and approximately 239,000 shares remain available for purchase under this previously announced plan. The Company has not made any purchases under this plan since September 2008. The Company does not intend to make further purchases under this plan unless there is a change in the market for the Company's common stock. The Board of Directors determined to suspend the payment of further dividends effective after the dividend paid on February 9, 2009 for the second quarter of fiscal 2009. The Board of Directors may reevaluate the Company's dividend policy once the economic conditions stabilize.

The Company's capital resource commitments at August 31, 2009 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company's cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2009. The Company has available a revolving line of credit of $5,000,000 with a major money center bank through October 31, 2009. As of August 31, 2009, no amounts were outstanding under this line of credit.

                  Tabular Disclosure of Contractual Obligations
                  ---------------------------------------------

                                                           Payments Due By Period
       Contractual Obligations                       Less than                             More than
       -----------------------           Total        1 Year      1-3 Years    3-5 Years    5 Years
                                       ----------   ----------   ----------   ----------   ----------
Operating Leases....................   $1,123,000   $  366,000   $  600,000   $  157,000   $      --
Employment Agreements...............      631,000      331,000      300,000          --           --
                                       ----------   ----------   ----------   ----------   ----------
Totals..............................   $1,754,000   $  697,000   $  900,000   $  157,000   $      --
                                       ==========   ==========   ==========   ==========   ==========

                           TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
--------------------------------
In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (R), "Business Combinations" ("SFAS No.141(R)"). SFAS No.141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No.141 (R) did not have a material impact on the Company's condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS No 160"). SFAS No. 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 160 in the first quarter of fiscal 2010. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the condensed consolidated balance sheets and the net income attributable to noncontrolling interests has been separately identified in the unaudited condensed consolidated statements of income. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS No. 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 had no impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No.FAS 107-1 and APB 28-1 which amended both SFAS No. 107 and APB Opinion No. 28 to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. In addition, the FASB issued FSP No.FAS 157-4 which amended SFAS No. 157 to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly. FSP No.FAS 157-4 also provided guidance for determining whether a transaction is an orderly one. The FASB also issued FSP No. FAS 115-2 and FAS 124-2 which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. The requirements of the FSPs are effective for interim reporting periods ending after June 15, 2009. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted the FSPs for the first quarter of fiscal 2010.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why the date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and, accordingly, the Company adopted SFAS No. 165 during the first quarter of fiscal 2010. SFAS No. 165 requires public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the Securities and Exchange Commission ("SEC") on October 9, 2009.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

Critical Accounting Policies
----------------------------
The SEC defines "critical accounting policies" as those that require the application of management's most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements, contained in its May 31, 2009 Annual Report on Form10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management's most difficult, subjective or complex judgments. There have been no changes in the Company's significant accounting policies as of August 31, 2009.

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

                                    TSR Inc.
                                  ------------
                                  (Registrant)


Date: October 9, 2009           /s/ J.F. Hughes
                                -------------------------------------------
                                J.F. Hughes, Chairman and President


Date: October 9, 2009           /s/ John G. Sharkey
                                -------------------------------------------
                                John G. Sharkey, Vice President Finance and
                                Chief Financial Officer