Form 10-Q
period 2009-11-30
TSR INC
filed 2010-01-08
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended November 30, 2009

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission File Number:                                                                           0-8656

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of Incorporation or organization)	13-2635899 (I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY  11788

(Address of principal executive offices)

631-231-0333

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐  No (Registrant not subject to requirement)

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒  No

As of December 31, 2009, there were 4,050,488 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES
INDEX

			Page
Part I.	Financial Information:		Number

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets –
		November 30, 2009 and May 31, 2009	3

		Condensed Consolidated Statements of Income –
		For the three months and six months ended November 30, 2009 and 2008	4

		Condensed Consolidated Statements of Equity –
		For the six months ended November 30, 2009 and 2008	5

		Condensed Consolidated Statements of Cash Flows –
		For the six months ended November 30, 2009 and 2008	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4T.	Controls and Procedures	18

Part II.	Other Information		18

	Item 6.	Exhibits	18

Signatures			18

Part I.	Financial Information Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	November 30, 2009	May 31, 2009
	(Unaudited)	(Note 1)

Current Assets:
Cash and cash equivalents	$4,310,110	$4,075,213
Marketable securities	3,514,813	4,509,346
Accounts receivable, net of allowance for doubtful accounts of $202,000 and $302,000	7,201,960	6,345,374
Other receivables	15,668	20,580
Prepaid expenses	54,313	72,429
Prepaid and recoverable income taxes	134,128	101,791
Deferred income taxes	91,000	133,000
Total Current Assets	15,321,992	15,257,733

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $425,050 and $415,963	12,312	19,115
Other assets	49,653	49,653
Deferred income taxes	59,000	61,000
Total Assets	$15,442,957	$15,387,501

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$252,449	$274,284
Accrued expenses and other current liabilities	1,170,755	1,247,355
Advances from customers	1,423,740	1,447,740
Total Current Liabilities	2,846,944	2,969,379

Stockholders’ Equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; issued 6,228,326 shares	62,283	62,283
Additional paid-in capital	5,071,727	5,071,727
Retained earnings	20,660,778	20,517,707
	25,794,788	25,651,717
Less: Treasury stock, 2,177,838 shares, at cost	13,251,231	13,251,231
Total TSR, Inc. Stockholders’ Equity	12,543,557	12,400,486

Noncontrolling Interest	52,456	17,636

Total Equity	12,596,013	12,418,122

Total Liabilities and Equity	$15,442,957	$15,387,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three Months and Six Months Ended November 30, 2009 and 2008
(UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008
Revenue, net	$9,340,341	$11,536,160	$18,432,643	$23,685,980

Cost of sales	7,654,462	9,467,256	15,100,963	19,495,076
Selling, general and administrative expenses	1,516,003	1,695,928	3,042,045	3,495,574
	9,170,465	11,163,184	18,143,008	22,990,650
Income from operations	169,876	372,976	289,635	695,330

Other income (expense):
Interest and dividend income	14,176	34,969	32,472	102,266
Unrealized gain (loss) on marketable securities, net	(896)	(7,256)	2,784	(7,504)

Income before income taxes	183,156	400,689	324,891	790,092
Provision for income taxes	82,000	165,000	141,000	330,000

Net income	101,156	235,689	183,891	460,092
Less: Net income attributable to noncontrolling interest	(21,463)	(15,530)	(40,820)	(24,883)

Net income attributable to TSR, Inc.	$79,693	$220,159	$143,071	$435,209

Basic and diluted net income per TSR, Inc. common share	$0.02	$0.05	$0.04	$0.10

Weighted average number of basic and diluted common shares outstanding	4,050,488	4,277,128	4,050,488	4,420,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Six Months Ended November 30, 2009 and 2008
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity

Balance at May 31, 2008.	6,228,326	$62,283	$5,071,727	$20,663,925	$(12,031,301)	$53,533	$13,820,167

Net income attributable to noncontrolling interest	—	—	—	—	—	24,883	24,883

Distribution to noncontrolling interest	—	—	—	—	—	(14,000)	(14,000)

Purchases of treasury stock	—	—	—	—	(1,219,930)	—	(1,219,930)

Dividends declared	—	—	—	(565,085)	—	—	(565,085)

Net income attributable to TSR, Inc.	—	—	—	435,209	—	—	435,209

Balance at Nov. 30, 2008	6,228,326	$62,283	$5,071,727	$20,534,049	$(13,251,231)	$64,416	$12,481,244

Balance at May 31, 2009	6,228,326	$62,283	$5,071,727	$20,517,707	$(13,251,231)	$17,636	$12,418,122

Net income attributable to noncontrolling interest	—	—	—	—	—	40,820	40,820

Distribution to noncontrolling interest	—	—	—	—	—	(6,000)	(6,000)

Net income attributable to TSR, Inc.	—	—	—	143,071	—	—	143,071

Balance at Nov. 30, 2009	6,228,326	$62,283	$5,071,727	$20,660,778	$(13,251,231)	$52,456	$12,596,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended November 30, 2009 and 2008
(UNAUDITED)

	Six Months Ended
	November 30, 2009	November 30, 2008
Cash flows from operating activities:
Net income	$183,891	$460,092

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,087	9,942
Unrealized (gain) loss on marketable securities, net	(2,784)	7,504
Deferred income taxes	44,000	9,000

Changes in operating assets and liabilities:
Accounts receivable	(856,586)	222,586
Other receivables	4,912	14,643
Prepaid expenses	18,116	(16,156)
Prepaid and recoverable income taxes	(32,337)	(8,591)
Accounts and other payables and accrued expenses and other current liabilities	(98,435)	(542,688)
Advances from customers	(24,000)	(77,917)

Net cash provided by (used in) operating activities	(754,136)	78,415

Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,996,508	5,941,717
Purchases of marketable securities	(1,999,191)	(3,962,494)
Purchases of equipment and leasehold improvements	(2,284)	(9,635)

Net cash provided by investing activities	995,033	1,969,588

Cash flows from financing activities:
Purchases of treasury stock	—	(1,219,930)
Cash dividends paid	—	(565,085)
Distribution to noncontrolling interest	(6,000)	(14,000)

Net cash used in financing activities	(6,000)	(1,799,015)

Net increase in cash and cash equivalents	234,897	248,988
Cash and cash equivalents at beginning of period	4,075,213	1,588,443

Cash and cash equivalents at end of period	$4,310,110	$1,837,431

Supplemental disclosures of cash flow data:
Income taxes paid	$130 ,000	$336,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three months and six months ended November 30, 2009 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2010.  The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.

The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the Securities and Exchange Commission (“SEC”) on January 8, 2010.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2009 and May 31, 2009:

	November 30, 2009	May 31, 2009
Cash in banks	$2,213,903	$2,008,349
Money market funds	2,096,207	2,066,864
	$4,310,110	$4,075,213

4.	Revenue Recognition

The Company’s contract computer programming services are generally provided under time and materials agreements with customers.  Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  These conditions occur when a customer agreement is effected and the consultant performs the authorized services.  Advances from customers represent amounts received from customers prior to the Company’s provision of the related services and credit balances from overpayments.

Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

\
TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
November 30, 2009
(Unaudited)

5.	Marketable Securities

In fiscal 2009, the Company adopted new accounting standards related to fair value measurements. The Company has characterized its investments in marketable securities, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs   (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following are the major categories of assets measured at fair value on a recurring basis during the fiscal year ended May 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2009	Level 1	Level 2	Level 3	Total
US Treasury securities	$1,499,816	$—	$—	$1,499,816
Certificates of deposit	—	1,999,637	—	1,999,637
Equity securities	15,360	—	—	15,360
	$1,515,176	$1,999,637	$—	$3,514,813

Based upon the Company’s intent and ability to hold its US Treasury securities to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at November 30, 2009 and May 31, 2009 are summarized as follows:

November 30, 2009 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

US Treasury Securities	$1,499,816	$—	$—	$1,499,816
Certificates of Deposit	1,999,637	—	—	1,999,637
Equity Securities	16,866	—	1,506	15,360
	$3,516,319	$—	$1,506	$3,514,813

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
November 30, 2009
(Unaudited)

May 31, 2009 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

US Treasury Securities	$—2,497,133	$—	$—	$2,497,133
Certificates of Deposit	1,999,637	—	—	1,999,637
Equity Securities	16,866	—	4,290	12,576
	$4,513,636	$—	$4,290	$4,509,346

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and certificates of deposit. Market values were determined for each individual security in the investment portfolio.  When evaluating the investments for other-than –temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

6.	Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the condensed consolidated financial statements approximate fair value because of the short-term maturities of these instruments.

7.	Stockholders’ Equity

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

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an accounting standard requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
November 30, 2009
(Unaudited)

Effective for financial statements issued for fiscal years beginning after December 15, 2008, an acquirer is required to measure identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date with goodwill being the excess value over net identifiable assets acquired. Noncontrolling interest in a subsidiary should be reported as equity in the unaudited condensed consolidated balance sheets. The amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest should also be reported in the unaudited condensed consolidated statements of income. Changes in a parent’s ownership percentage and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated should be disclosed in the unaudited condensed consolidated financial statements. The Company adopted this accounting standard in the first quarter of fiscal 2010.  As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited condensed balance sheets and the net income attributable to noncontrolling interests has been separately identified in the unaudited condensed consolidated statements of income. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Other than the change in presentation of noncontrolling interests, the adoption of this standard had no impact on the unaudited condensed consolidated financial statements.

In April 2009, the FASB issued an accounting standard to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. This accounting standard was subsequently codified into ASC Topic 825, “Financial Instruments.” In addition, the FASB issued an accounting standard to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and to also provide guidance for determining whether a transaction is an orderly one. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.” The FASB also issued an accounting standard which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. This accounting standard was subsequently codified into ASC Topic 320, “Investments – Debt and Equity Securities.” The requirements of these three accounting standards are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all these accounting standards. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted the accounting standards for the first quarter of fiscal 2010.

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why the date was selected. This accounting standard is effective for interim and annual periods ending after June 15, 2009 and, accordingly, was adopted by the Company during the first quarter of fiscal 2010. It requires public entities evaluate subsequent events through the date that the financial statements are issued. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the Securities and Exchange Commission (“SEC”) on January 8, 2010.

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics and providing all the authoritative literature related to a topic in one place. The Company adopted this accounting standard in preparing the condensed consolidated financial statements for the quarter ended November 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income.

TSR, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I.	Financial Information Item 2.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following:  the impact of current adverse conditions in the credit markets and current adverse economic conditions on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer consulting services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission.  The Company is under no obligation to publicly update or revise forward looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of income.  There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2009 compared with three months ended November 30, 2008

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2009		November 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$9,340	100.0%	$11,536	100.0%
Cost of sales	7,654	81.9%	9,467	82.1%
Gross profit	1,686	18.1%	2,069	17.9%

Selling, general and administrative expenses	1,516	16.2%	1,696	14.7%
Income from operations	170	1.9%	373	3.2%

Other income, net	13	0.1%	28	0.2%
Income before income taxes	183	2.0%	401	3.4%
Provision for income taxes	82	0.9%	165	1.4%
Net income	$101	1.1%	$236	2.0%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended November 30, 2009 decreased $2,196,000 or 19.0% from the prior year quarter.  The average number of consultants on billing with customers decreased from approximately 281 for the quarter ended November 30, 2008 to 222 for the quarter ended November 30, 2009.  The continuing impact of the current economic environment has significantly decreased the number of consultants on billing with customers and also decreased the opportunities to place new consultants on billing with customers. The revenue decrease is also the result of the continued reduction in consultants placed with AT&T and lower billing rates caused by discounts and other rate reductions instituted by customers.

As a result of the merger of AT&T with SBC Communications, Inc., the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007.  This has reduced the number of consultants on billing with AT&T from 53 at November 30, 2007 to 25 at November 30, 2008 and to 4 at November 30, 2009.  The Company expects that these changes will continue to impact the Company’s business relationship with AT&T, resulting in few, if any, opportunities to place new consultants at AT&T.

The Company’s revenue from programmers on billing continue to be affected by discounts, such as prompt payment and volume discounts, required by major customers as a condition to remaining on their approved vendor lists and the reduction in the number of vendors on the approved vendor lists to increase pricing competition among the remaining vendors.  In addition, most of the Company’s major customers have retained third parties to provide vendor management services and centralize the consultant hiring process.  Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer.  This process has weakened the relationships the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants.  Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business.  These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.  Revenue has also been impacted by the increased use of offshore development companies, particularly in India, over the past few years to provide technology related work and projects.  The Company is unable to predict the long-term effects of these changes.

As a result of the current economic downturn and, specifically, the impact of the adverse conditions in the credit markets on the financial services industry, the Company  has experienced a decrease in the number of consultants on billing with customers as a result of decreased IT spending.  These economic conditions have also reduced the opportunities to place new consultants on billing with customers. The Company expects that these conditions will continue to affect the number of consultants on billing with customers and the Company’s revenue.

The Company provided services to Lehman Brothers Holdings, Inc. (“LBHI”) through its contract with Beeline.com, Inc. (“Beeline”), a vendor management company. LBHI filed a petition under Chapter 11 of the U.S. Bankruptcy Code on September 15, 2008. The Company has received payment in full for amounts due for services rendered through the date of the bankruptcy filing. Following the bankruptcy filing, the consultants on billing with LBHI decreased from 13 as of August 31, 2008 to 2 as of November 30, 2009.  LBHI and its subsidiaries constituted approximately 6% of the Company’s revenue in fiscal 2008 and 4% in fiscal 2009.

Cost of Sales

Cost of sales for the quarter ended November 30, 2009, decreased $1,813,000 or 19.2% to $7,654,000 from $9,467,000 in the prior year period.  The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 82.1% in the quarter ended November 30, 2008 to 81.9% in the quarter ended November 30, 2009.  The decrease in cost of sales as a percentage of revenue was primarily attributable to the significant reduction of consultants on billing with AT&T, which has historically been the Company’s lowest margin (highest cost of sales as a percentage of revenue) business.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses decreased $180,000 or 10.6% from $1,696,000 in the quarter ended November 30, 2008 to $1,516,000 in the quarter ended November 30, 2009.  This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. Technical recruiters and account executives have been terminated in order to lessen the impact of the Company’s reduced level of business activity. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 14.7% in the quarter ended November 30, 2008 to 16.2% in the quarter ended November 30, 2009 as a result of lower revenue.

Income from Operations

Income from operations decreased $203,000 or 54.5% from $373,000 in the quarter ended November 30, 2008 to $170,000 in the quarter ended November 30, 2009. The decrease was primarily attributable to the reduced revenue from the decrease in the number of consultants on billing with customers.

In November 2009, the Company settled a preference claim asserted by the trustee in bankruptcy of a vendor management company relating to payments received by the Company during the 90 days prior to the bankruptcy filing for $100,000.  The Company had provided for this contingency in prior periods as part of its allowance for doubtful accounts and, as a result, the charge was applied to this reserve. Accordingly, there was no impact on income from operations.

Other Income

Other income for the quarter ended November 30, 2009 resulted primarily from interest and dividend income of $14,000, which decreased by $21,000 from the level realized in the quarter ended November 30, 2008 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts as well as lower average investable assets.

Income Taxes

The effective income tax rate increased from 41.2% in the quarter ended November 30, 2008 to 44.8% in the quarter ended November 30, 2009.  Additional income taxes were provided in the current period as the result of certain state income taxes.

Net Income

Net income decreased $135,000 or 57.1% from the quarter ended November 30, 2008 to the quarter ended November 30, 2009.  Net income decreased primarily due to lower revenue from a decreased number of consultants on billing with clients and lower interest income earned on the Company’s US Treasury securities and money market accounts.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2009 compared with six months ended November 30, 2008

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2009		November 30, 2008
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$18,433	100.0%	$23,686	100.0%
Cost of sales	15,101	81.9%	19,495	82.3%
Gross profit	3,332	18.1%	4,191	17.7%

Selling, general and administrative expenses	3,042	16.5%	3,496	14.8%
Income from operations	290	1.6%	695	2.9%

Other income, net	35	0.2%	95	0.4%
Income before income taxes	325	1.8%	790	3.3%
Provision for income taxes	141	0.8%	330	1.4%
Net income	$184	1.0%	$460	1.9%

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the six months ended November 30, 2009 decreased $5,253,000 or 22.2% from the prior year period.  The average number of consultants on billing with customers decreased from approximately 290 for the six months ended November 30, 2008 to 219 for the six months ended November 30, 2009.  The continuing impact of the current economic environment has significantly decreased the number of consultants on billing with customers and also decreased the opportunities to place new consultants on billing with customers. The revenue decrease is also the result of the continued reduction in consultants placed with AT&T and lower billing rates caused by discounts and other rate reductions instituted by customers.

Revenues for the six months ended November 30, 2009 were affected by the same factors as previously described in the discussion of the three months ended November 30, 2009.  See page 12.

Cost of Sales

Cost of sales for the six months ended November 30, 2009, decreased $4,394,000 or 22.5% to $15,101,000 from $19,495,000 in the prior year period.  The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 82.3% in the six months ended November 30, 2008 to 81.9% in the six months ended November 30, 2009.  The decrease in cost of sales as a percentage of revenue was primarily attributable to the significant reduction of consultants on billing with AT&T, which has historically been the Company’s lowest margin (highest cost of sales as a percentage of revenue) business.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses decreased $454,000 or 13.0% from $3,496,000 in the six months ended November 30, 2008 to $3,042,000 in the six months ended November 30, 2009.  This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. Technical recruiters and account executives have been terminated in order to lessen the impact of the Company’s reduced level of business activity. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 14.8% in the six months ended November 30, 2008 to 16.5% in the six months ended November 30, 2009 as a result of lower revenue.

Income from Operations

Income from operations decreased $405,000 or 58.3% from $695,000 in the six months ended November 30, 2008 to $290,000 in the six months ended November 30, 2009. The decrease was primarily attributable to the reduced revenue from the decrease in the number of consultants on billing with customers.

In November 2009, the Company settled a preference claim asserted by the trustee in bankruptcy of a vendor management company relating to payments received by the Company during the 90 days prior to the bankruptcy filing for $100,000.  The Company had provided for this contingency in prior periods as part of its allowance for doubtful accounts and, as a result, the charge was applied to this reserve. Accordingly, there was no impact on income from operations.

Other Income

Other income for the six months ended November 30, 2009 resulted primarily from interest and dividend income of $32,000, which decreased by $70,000 from the level realized in the six months ended November 30, 2008 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts as well as lower average investable assets.

Income Taxes

The effective income tax rate increased from 41.8% in the six months ended November 30, 2008 to 43.4% in the six months ended November 30, 2009.  Additional income taxes were provided in the current period as the result of certain state income taxes.

Net Income

Net income decreased $276,000 or 60.0% from the six months ended November 30, 2008 to the six months ended November 30, 2009.  Net income decreased primarily due to lower revenue from a decreased number of consultants on billing with clients and lower interest income earned on the Company’s US Treasury securities and money market accounts.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2009, the Company had working capital of $12,475,000 including cash and cash equivalents of $4,310,000 as compared to working capital of $12,288,000 including cash and cash equivalents of $4,075,000 at May 31, 2009.  The Company’s working capital also included $3,515,000 and $4,509,000 of marketable securities with maturities of less than one year at November 30, 2009 and May 31, 2009, respectively.

For the six months ended November 30, 2009, net cash used in operating activities was $754,000 compared to cash provided by operating activities of $78,000 for the six months ended November 30, 2008, or an increase of $832,000.  The cash used in operating activities primarily resulted from an increase in accounts receivable of $857,000 offset by net income and an increase in accounts and other payables and accrued expenses and other current liabilities of $98,000. The increase in accounts receivable resulted primarily from additional accounts extending their payment terms from sixty to ninety days. The cash provided by operating activities in the six months ended November 30, 2008, resulted primarily from net income.

Net cash provided by investing activities of $995,000 for the six months ended November 30, 2009 primarily resulted from the maturity of US Treasury securities.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $6,000 in the six months ended November 30, 2009.  In the six months ended November 30, 2008, net cash used in financing activities resulted from purchases of treasury stock of $1,220,000 and cash dividends paid of $565,000.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of Common Stock and approximately 239,000 shares remain available for purchase under this plan. The Company has not made any purchases under this plan since September 2008.  The Board of Directors determined to suspend the payment of further dividends effective after the dividend paid on February 9, 2009 for the second quarter of fiscal 2009.  The Board of Directors may reevaluate the Company’s dividend policy once the economic conditions stabilize.

The Company’s capital resource commitments at November 30, 2009 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2009.  The Company has available a revolving line of credit of $5,000,000 with a major money center bank through February 26, 2010.  As of November 30, 2009, no amounts were outstanding under this line of credit.

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,032,000	$368,000	$546,000	$118,000	$-
Employment Agreements	763,000	513,000	250,000	-	-
Totals	$1,795,000	$881,000	$796,000	$118,000	$-

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In December 2007, the FASB issued an accounting standard requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this accounting standard was subsequently codified into ASC Topic 805, “Business Combinations.”

Effective for financial statements issued for fiscal years beginning after December 15, 2008, an acquirer is required to measure identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date with goodwill being the excess value over net identifiable assets acquired. Noncontrolling interest in a subsidiary should be reported as equity in the unaudited condensed consolidated balance sheets. The amount of consolidated net income or loss attributable to the parent and to the noncontrolling interest should also be reported in the unaudited condensed consolidated statements of income. Changes in a parent’s ownership percentage and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated should be disclosed in the unaudited condensed consolidated financial statements. The Company adopted this accounting standard in the first quarter of fiscal 2010.  As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited condensed balance sheets and the net income attributable to noncontrolling interests has been separately identified in the unaudited condensed consolidated statements of income. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Other than the change in presentation of noncontrolling interests, the adoption of this standard had no impact on the unaudited condensed consolidated financial statements.

In April 2009, the FASB issued an accounting standard to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. This accounting standard was subsequently codified into ASC Topic 825, “Financial Instruments.” In addition, the FASB issued an accounting standard to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and to also provide guidance for determining whether a transaction is an orderly one. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.” The FASB also issued an accounting standard which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. This accounting standard was subsequently codified into ASC Topic 320, “Investments – Debt and Equity Securities.” The requirements of these three accounting standards are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all these accounting standards. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted the accounting standards for the first quarter of fiscal 2010.

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why the date was selected. This accounting standard is effective for interim and annual periods ending after June 15, 2009 and, accordingly, was adopted by the Company during the first quarter of fiscal 2010. It requires public entities evaluate subsequent events through the date that the financial statements are issued. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The Company has evaluated subsequent events through the time of filing these condensed consolidated financial statements with the Securities and Exchange Commission (“SEC”) on January 8, 2010.

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics and providing all the authoritative literature related to a topic in one place. The Company adopted this accounting standard in preparing the condensed consolidated financial statements for the quarter ended November 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s statements of income.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2009 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of November 30, 2009.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures.  The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting.  There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently reported completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.	Other Information

Item 6.   Exhibits

(a).
Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc. (Registrant)

Date: January 8, 2010	/s/ J.F. Hughes J.F. Hughes, Chairman and President

Date: January 8, 2010	/s/ John G. Sharkey John G. Sharkey, Vice President Finance and Chief Financial Officer