Form 10-Q
period 2010-02-28
TSR INC
filed 2010-04-08
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended February 28, 2010

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission File Number:                                                                           0-8656

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of Incorporation or organization)	13-2635899 (I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY  11788

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

As of March 31, 2010, there were 4,050,488 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES
INDEX

			Page
Part I.	Financial Information:		Number

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets –
		February 28, 2010 and May 31, 2009	3

		Condensed Consolidated Statements of Operations –
		For the three months and nine months ended February 28, 2010 and 2009	4

		Condensed Consolidated Statements of Equity –
		For the nine months ended February 28, 2010 and 2009	5

		Condensed Consolidated Statements of Cash Flows –
		For the nine months ended February 28, 2010 and 2009	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4T.	Controls and Procedures	18

Part II.	Other Information		18

	Item 6.	Exhibits	18

Signatures			19

Part I.	Financial Information Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	February 28, 2010	May 31, 2009
ASSETS	(Unaudited)	(Note 1)

Current Assets:
Cash and cash equivalents	$4,865,085	$4,075,213
Certificates of deposit and marketable securities	3,265,252	4,509,346
Accounts receivable, net of allowance for doubtful accounts of $202,000 and $302,000	6,933,876	6,345,374
Other receivables	8,991	20,580
Prepaid expenses	71,896	72,429
Prepaid and recoverable income taxes	122,960	101,791
Deferred income taxes	91,000	133,000
Total Current Assets	15,359,060	15,257,733

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $426,243 and $415,963	11,119	19,115
Other assets	49,653	49,653
Deferred income taxes	59,000	61,000
Total Assets	$15,478,832	$15,387,501

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$236,624	$274,284
Accrued expenses and other current liabilities	1,178,145	1,247,355
Advances from customers	1,504,640	1,447,740

Total Current Liabilities	2,919,409	2,969,379
Stockholders’ Equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; issued 6,228,326 shares	62,283	62,283
Additional paid-in capital	5,071,727	5,071,727
Retained earnings	20,655,042	20,517,707
	25,789,052	25,651,717
Less: Treasury stock, 2,177,838 shares, at cost	13,251,231	13,251,231
Total TSR, Inc. Stockholders’ Equity	12,537,821	12,400,486
Noncontrolling Interest	21,602	17,636
Total Equity	12,559,423	12,418,122
Total Liabilities and Equity	$15,478,832	$15,387,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months and Nine Months Ended February 28, 2010 and 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Revenue, net	$8,960,808	$9,750,770	$27,393,451	$33,436,750

Cost of sales	7,419,281	7,957,769	22,520,244	27,452,845
Selling, general and administrative expenses	1,543,943	1,636,279	4,585,988	5,131,853
	8,963,224	9,594,048	27,106,232	32,584,698
Income (loss) from operations	(2,416)	156,722	287,219	852,052

Other income (expense):
Interest and dividend income	6,223	29,826	38,695	132,091
Unrealized gain (loss) on marketable securities, net	1,064	(848)	3,848	(8,352)

Income before income taxes	4,871	185,700	329,762	975,791
Provision for income taxes	8,000	80,000	149,000	410,000
Net income (loss)	(3,129)	105,700	180,762	565,791
Less: Net income attributable to noncontrolling interest	(2,607)	(12,456)	(43,427)	(37,339)
Net income (loss) attributable to TSR, Inc.	$(5,736)	$93,244	$137,335	$528,452
Basic and diluted net income (loss) per TSR, Inc. common share	$ ( —)	$0.02	$0.03	$0.12
Weighted average number of basic and diluted common shares outstanding	4,050,488	4,050,488	4,050,488	4,297,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Nine Months Ended February 28, 2010 and 2009
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity

Balance at May 31, 2008	6,228,326	$62,283	$5,071,727	$20,663,925	$(12,031,301)	$53,533	$13,820,167

Net income attributable to noncontrolling interest	—	—	—	—	—	37,339	37,339

Distribution to noncontrolling interest	—	—	—	—	—	(77,289)	(77,289)

Purchases of treasury stock	—	—	—	—	(1,219,930)	—	(1,219,930)

Dividends declared	—	—	—	(767,610)	—	—	(767,610)

Net income attributable to TSR, Inc.	—	—	—	528,452	—	—	528,452
Balance at Feb. 28, 2009	6,228,326	$62,283	$5,071,727	$20,424,767	$(13,251,231)	$13,583	$12,321,129

Balance at May 31, 2009	6,228,326	$62,283	$5,071,727	$20,517,707	$(13,251,231)	$17,636	$12,418,122

Net income attributable to noncontrolling interest	—	—	—	—	—	43,427	43,427

Distribution to noncontrolling interest	—	—	—	—	—	(39,461)	(39,461)

Net income attributable to TSR, Inc.	—	—	—	137,335	—	—	137,335
Balance at Feb. 28, 2010	6,228,326	$62,283	$5,071,727	$20,655,042	$(13,251,231)	$21,602	$12,559,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended February 28, 2010 and 2009
(UNAUDITED)

	Nine Months Ended
	February 28, 2010	February 28, 2009
Cash flows from operating activities:
Net income	$180,762	$565,791

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,280	14,620
Unrealized (gain) loss on marketable securities, net	(3,848)	8,352
Deferred income taxes	44,000	14,000

Changes in operating assets and liabilities:
Accounts receivable	(588,502)	1,525,379
Other receivables	11,589	29,597
Prepaid expenses	533	(15,607)
Prepaid and recoverable income taxes	(21,169)	(54,976)
Accounts and other payables and accrued expenses and other current liabilities	(106,870)	(667,254)
Advances from customers	56,900	(75,946)
Net cash provided by (used in) operating activities	(416,325)	1,343,956
Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,997,133	8,915,637
Purchases of marketable securities	(2,749,191)	(5,212,494)
Purchases of equipment and leasehold improvements	(2,284)	(9,635)
Net cash provided by investing activities	1,245,658	3,693,508

Cash flows from financing activities:
Purchases of treasury stock	—	(1,219,930)
Cash dividends paid	—	(767,610)
Distribution to noncontrolling interest	(39,461)	(77,289)
Net cash used in financing activities	(39,461)	(2,064,829)

Net increase in cash and cash equivalents	789,872	2,972,635
Cash and cash equivalents at beginning of period	4,075,213	1,588,443
Cash and cash equivalents at end of period	$4,865,085	$4,561,078

Supplemental disclosures of cash flow data:
Income taxes paid, net of refunds	$126,000	$451,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three months and nine months ended February 28, 2010 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2010.  The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.

2.	Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents.  The Company has had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2010 and May 31, 2009:

	February 28, 2010	May 31, 2009

Cash in banks	$1,943,359	$2,008,349
Money market funds	2,921,726	2,066,864
	$4,865,085	$4,075,213

4.	Revenue Recognition
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
February 28, 2010
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

The following are the major categories of assets measured at fair value on a recurring basis during the fiscal year ended May 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2010	Level 1	Level 2	Level 3	Total

US Treasury Securities	$999,191	$—	$—	$999,191
Certificates of Deposit	—	2,249,637	—	2,249,637
Equity Securities	16,424	—	—	16,424

	$1,015,615	$2,249,637	$—	$3,265,252

Based upon the Company’s intent and ability to hold its US Treasury securities to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at February 28, 2010 and May 31, 2009 are summarized as follows:

February 28, 2010 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

US Treasury Securities	$999,191	$—	$—	$999,191
Certificates of Deposit	2,249,637	—	—	2,249,637
Equity Securities	16,866	—	442	16,424
	$3,265,694	$—	$442	$3,265,252

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
February 28, 2010
(Unaudited)

May 31, 2009 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

US Treasury Securities	$2,497,133	$—	$—	$2,497,133
Certificates of Deposit	1,999,637	—	—	1,999,637
Equity Securities	16,866	—	4,290	12,576
	$4,513,636	$—	$4,290	$4,509,346

The Company’s investments in marketable securities consist primarily of investments in US Treasury securities and certificates of deposit. Market values were determined for each individual security in the investment portfolio.  When evaluating the investments for other-than temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

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
February 28, 2010
(Unaudited)

9.	Recent Accounting Pronouncements
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

On April 1, 2009, new guidance was adopted which establishes general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was subsequently amended on February 24, 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The effect of the adoption was not material.

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

Results of Operations
The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2010 compared with three months ended February 28, 2009

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2010		February 28, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$8,961	100.0%	$9,751	100.0%
Cost of sales	7,419	82.8%	7,958	81.6%
Gross profit	1,542	17.2%	1,793	18.4%

Selling, general and administrative expenses	1,544	17.2%	1,636	16.8%
Income (loss) from operations	(2)	0.0%	157	1.6%

Other income, net	7	0.1%	29	0.3%
Income before income taxes	5	0.1%	186	1.9%
Provision for income taxes	8	0.1%	80	0.8%
Net income (loss)	$(3)	(0.0)%	$106	1.1%

TSR, INC. AND SUBSIDIARIES

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended February 28, 2010 decreased $790,000 or 8.1% from the prior year quarter.  The average number of consultants on billing with customers decreased from approximately 250 for the quarter ended February 28, 2009 to 217 for the quarter ended February 28, 2010.  The majority of this decrease was experienced in the quarter ending May 31, 2009. The continuing impact of the broad based economic downturn has significantly decreased the number of consultants on billing with customers and also decreased the opportunities to place new consultants on billing with customers. The revenue decrease is also the result of the continued reduction in consultants placed with AT&T and lower billing rates caused by discounts and other rate reductions instituted by customers. The current quarter was also impacted by the loss of billing days due to the severe winter weather in the New York metropolitan area.

As a result of the merger of AT&T with SBC Communications, Inc., the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007.  This has reduced the number of consultants on billing with AT&T from 50 at February 28, 2008 to 20 at February 28, 2009 and to 4 at February 28, 2010.  The Company expects that these changes will continue to impact the Company’s business relationship with AT&T, resulting in few, if any, opportunities to place new consultants at AT&T.

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

As a result of the broad based economic downturn, the Company has experienced a decrease in the number of consultants on billing with customers.  These economic conditions have also reduced the opportunities to place new consultants on billing with customers. While customers’ IT spending during the 2010 fiscal year does not appear to be declining the way it had in prior fiscal years during the economic downturn, any improvements appear to be slow and uncertain and the Company expects that the economic conditions will continue to affect the number of consultants on billing with customers and the Company’s revenue.

Cost of Sales
Cost of sales for the quarter ended February 28, 2010, decreased $539,000 or 6.8% to $7,419,000 from $7,958,000 in the prior year period.  The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 81.6% in the quarter ended February 28, 2009 to 82.8% in the quarter ended February 28, 2010.  The increase in cost of sales as a percentage of revenue was primarily attributable to lower revenue generated from a few of the Company’s major accounts due to increased competitive pressures.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses decreased $92,000 or 5.6% from $1,636,000 in the quarter ended February 28, 2009 to $1,544,000 in the quarter ended February 28, 2010.  This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. Technical recruiters and account executives have been terminated in order to lessen the impact of the Company’s reduced level of business activity. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 16.8% in the quarter ended February 28, 2009 to 17.2% in the quarter ended February 28, 2010 as a result of lower revenue.

Income (Loss) from Operations
Income from operations decreased $159,000 from $157,000 in the quarter ended February 28, 2009 to a loss of $2,000 in the quarter ended February 28, 2010. The decrease was primarily attributable to the reduced revenue from the decrease in the number of consultants on billing with customers and the loss of work days in the current quarter due to the severe winter weather.

Other Income
Other income for the quarter ended February 28, 2010 resulted primarily from interest and dividend income of $6,000, which decreased by $24,000 from the level realized in the quarter ended February 28, 2009 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts as well as lower average investable assets.

Income Taxes
The effective income tax rate was 43.0% in the quarter ended February 28, 2009.  The income tax provision included in the Company’s results of operations for the quarter ended February 28, 2010 reflects the Company’s estimated effective tax rate for the year ending May 31, 2010.

Net Income (Loss)
Net income decreased $109,000 from $106,000 in the quarter ended February 28, 2009 to a loss of $3,000 in the quarter ended February 28, 2010.  Net income decreased primarily due to lower revenue from a decreased number of consultants on billing with clients and lower interest income earned on the Company’s US Treasury securities and money market accounts.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2010 compared with nine months ended February 28, 2009

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2010		February 28, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$27,393	100.0%	$33,437	100.0%
Cost of sales	22,520	82.2%	27,453	82.1%
Gross profit	4,873	17.8%	5,984	17.9%

Selling, general and administrative expenses	4,586	16.8%	5,132	15.4%
Income from operations	287	1.0%	852	2.5%

Other income, net	43	0.2%	124	0.4%
Income before income taxes	330	1.2%	976	2.9%
Provision for income taxes	149	0.5%	410	1.2%
Net income	$181	0.7%	$566	1.7%

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the nine months ended February 28, 2010 decreased $6,044,000 or 18.1% from the prior year period.  The average number of consultants on billing with customers decreased from approximately 276 for the nine months ended February 28, 2009 to 218 for the nine months ended February 28, 2010.  The majority of this decrease was experienced in the quarter ending May 31, 2009. The continuing impact of the broad based economic downturn has significantly decreased the number of consultants on billing with customers and also decreased the opportunities to place new consultants on billing with customers. The revenue decrease is also the result of the continued reduction in consultants placed with AT&T and lower billing rates caused by discounts and other rate reductions instituted by customers.

Revenues for the nine months ended February 28, 2010 were affected by the same factors as previously described in the discussion of the three months ended February 28, 2010.  See page 12.

Cost of Sales
Cost of sales for the nine months ended February 28, 2010, decreased $4,933,000 or 18.0% to $22,520,000 from $27,453,000 in the prior year period.  The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 82.1% in the nine months ended February 28, 2009 to 82.2% in the nine months ended February 28, 2010.  The increase in cost of sales as a percentage of revenue was primarily attributable to lower revenue generated from a few of the Company’s major accounts due to increased competitive pressures.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses decreased $546,000 or 10.6% from $5,132,000 in the nine months ended February 28, 2009 to $4,586,000 in the nine months ended February 28, 2010.  This decrease was primarily attributable to a reduction in the number of sales and recruiting personnel and lower commissions paid to the remaining sales and recruiting personnel due to lower revenue. Technical recruiters and account executives have been terminated in order to lessen the impact of the Company’s reduced level of business activity. However, while selling, general and administrative expenses decreased, these expenses as a percentage of revenue increased from 15.4% in the nine months ended February 28, 2009 to 16.8% in the nine months ended February 28, 2010 as a result of lower revenue.

Income from Operations
Income from operations decreased $565,000 or 66.3% from $852,000 in the nine months ended February 28, 2009 to $287,000 in the nine months ended February 28, 2010. The decrease was primarily attributable to the reduced revenue from the decrease in the number of consultants on billing with customers.

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

Other Income
Other income for the nine months ended February 28, 2010 resulted primarily from interest and dividend income of $39,000, which decreased by $93,000 from the level realized in the nine months ended February 28, 2009 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts as well as lower average investable assets.

Income Taxes
The effective income tax rate increased from 42.0% in the nine months ended February 28, 2009 to 45.2% in the nine months ended February 28, 2010.  Additional income taxes were provided in the current period as the result of certain state income taxes and additional income taxes due when filing the May 31, 2009 returns.

Net Income
Net income decreased $385,000 or 68.0% from the nine months ended February 28, 2009 to the nine months ended February 28, 2010.  Net income decreased primarily due to lower revenue from a decreased number of consultants on billing with clients and lower interest income earned on the Company’s US Treasury securities and money market accounts.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 28, 2010, the Company had working capital of $12,440,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,130,000 as compared to working capital of $12,288,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,584,000 at May 31, 2009.

For the nine months ended February 28, 2010, net cash used in operating activities was $416,000 compared to cash provided by operating activities of $1,344,000 for the nine months ended February 28, 2009, or a decrease of $1,760,000.  The cash used in operating activities primarily resulted from an increase in accounts receivable of $589,000 and a decrease in accounts and other payables and accrued expenses and other current liabilities of $107,000, offset by net income. The increase in accounts receivable resulted primarily from additional accounts extending their payment terms from sixty to ninety days. The decrease in accounts and other payables and accrued expenses resulted primarily from a decrease in accrued payroll resulting from the decrease in consultants on billing with customers. The cash provided by operating activities in the nine months ended February 28, 2009, resulted primarily from net income and a decrease in accounts receivable.

Net cash provided by investing activities of $1,246,000 for the nine months ended February 28, 2010 primarily resulted from the maturity of US Treasury securities.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $39,000 in the nine months ended February 28, 2010.  In the nine months ended February 28, 2009, net cash used in financing activities resulted from purchases of treasury stock of $1,220,000 and cash dividends paid of $768,000.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of Common Stock and approximately 239,000 shares remain available for purchase under this plan. The Company has not made any purchases under this plan since September 2008.  The Board of Directors determined to suspend the payment of further dividends effective after the dividend paid on February 9, 2009 for the second quarter of fiscal 2009.  The Board of Directors may reevaluate the Company’s dividend policy once the economic conditions stabilize.

The Company’s capital resource commitments at February 28, 2010 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2010.  The Company has available a revolving line of credit of $5,000,000 with a major money center bank through April 30, 2010.  As of February 28, 2010, no amounts were outstanding under this line of credit. The Company has decided not to extend this line of credit past April 30, 2010. The Company has never drawn on this revolving line of credit and does not believe it is necessary to meet its liquidity requirements in the next twelve months.

Tabular Disclosure of Contractual Obligations
	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$940,000	$350,000	$512,000	$78,000	$—
Employment Agreements	556,000	356,000	200,000	—	—
Totals	$1,496,000	$706,000	$712,000	$78,000	$—

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
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

 On April 1, 2009, new guidance was adopted which establishes general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was subsequently amended on February 24, 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events. This accounting standard was subsequently codified into ASC Topic 855, “Subsequent Events.” The effect of the adoption was not material.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2009 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of February 28, 2010.

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

TSR Inc. (Registrant)

Date: April 8, 2010	/s/ J.F. Hughes J.F. Hughes, Chairman and President

Date: April 8, 2010	/s/ John G. Sharkey John G. Sharkey, Vice President Finance and Chief Financial Officer