Form 10-K
period 2010-05-31
TSR INC
filed 2010-08-09
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2010

or

☐   Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number:  0-8656

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	13-2635899 (I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY  11788

(Address of principal executive offices)

631-231-0333

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value, $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.   ☐ Yes    ☒  No

Indicate by check mark whether the Registrant   (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   ☐  Yes        ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer      ☐ Accelerated filer       ☐ Non-accelerated filer       ☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $2.30 at November 30, 2009 was $5,051,000.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2010 was 4,038,188.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2010 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2010

PART I

Item 1.                      Business.

General
TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its clients.  The Company provides its clients with technical computer personnel to supplement their in-house information technology (“IT”) capabilities.  The Company’s clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets.  In the year ended May 31, 2010, the Company provided IT staffing services to approximately 74 clients.

The Company was incorporated in Delaware in 1969.  The Company’s executive offices are located at 400 Oser Avenue, Hauppauge, NY 11788, and its telephone number is (631) 231-0333.  This annual report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.tsrconsulting.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Contract Computer Programming Services
STAFFING SERVICES
The Company’s contract computer programming services involve the provision of technical staff to clients to meet the specialized requirements of their IT operations.  The technical personnel provided by the Company generally supplement the in-house capabilities of the Company’s clients.  The Company’s approach is to make available to its clients a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas.  The Company has staffing capabilities in the areas of mainframe and mid-range computer operations, personal computers and client-server support, internet and e-commerce operations, voice and data communications (including local and wide area networks) and help desk support.  The Company’s services provide clients with flexibility in staffing their day–to-day operations, as well as special projects, on a short-term or long-term basis.

The Company provides technical employees for projects, which usually range from three months to one year.  Generally, clients may terminate projects at any time.  Staffing services are provided at the client’s facility and are billed primarily on an hourly basis based on the actual hours worked by technical personnel provided by the Company and with reimbursement for out-of-pocket expenses.  The Company pays its technical personnel on a semi-monthly basis and invoices its clients, not less frequently than monthly.

The Company’s success is dependent upon, among other things, its ability to attract and retain qualified professional computer personnel.  The Company believes that there is significant competition for software professionals with the skills and experience necessary to perform the services offered by the Company.  Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increase.  Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company’s profit margins.

In the past few years, an increasing number of companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects.  This trend has contributed to the decline in domestic IT staffing revenue.  There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region.  The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York.  The Company does not currently intend to open additional offices.  Due to the continuing impact of the current economic environment, the Company does not have current plans to hire additional account executives.  The Company has recently hired additional technical recruiters to address increased requests by clients for submissions of qualified technical personnel for potential positions, although such submissions have not yet resulted in increased placements.  As of May 31, 2010, the Company employed 12 persons who are responsible for recruiting technical personnel and 10 persons who are account executives.  As of May 31, 2009 the Company had employed 9 technical personnel recruiters and 10 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs.  The Company provided services to approximately 74 clients during the year ended May 31, 2010 as compared to 80 in the prior fiscal year.  The Company has historically derived a significant percentage of its total revenue from a relatively small number of clients.  In the fiscal year ended May 31, 2010, Beeline, which provides vendor management services under arrangements where the Company enters into a subcontract with Beeline and Beeline directly contracts with the Company’s end clients, constituted 28.7% of consolidated revenue. The Company provided services to four of its end clients through Beeline, one of which, The McGraw Hill Companies, constituted 13.4% of consolidated revenue.  Additionally, the Company’s top ten clients (including end clients of vendor management companies) accounted for 78% of consolidated revenue in fiscal 2010 and 76% in fiscal 2009.  While continuing its efforts to expand further its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts.

The Company’s marketing is conducted through account executives that are responsible for customers in an assigned territory.  Account executives call on potential new customers and are also responsible for maintaining existing client contacts within an assigned territory.  Instead of utilizing technical managers to oversee the services provided by technical personnel to each client, the account executives are responsible for this role.  As a result of the cost savings due to the combined functions of the account executives, the Company is able to provide its account executives with significantly higher incentive-based compensation.   In addition, the Company generally pairs each account executive with a recruiter of technical personnel, who also receives incentive-based compensation.  The Company believes that this approach allows the Company to more effectively serve its clients’ needs for technical personnel, as well as providing its account executives and recruiters with incentives to maximize revenue in their territories.

Most of the Company’s major customers have retained a third party to provide vendor management services and centralize the consultant hiring process.  Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer.  This process has weakened the relationships the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants.  Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business.  These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.  The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT
In addition to using internet based job boards such as Dice, Monster and E-financial, the Company maintains a database of technical personnel with a wide range of skills.  The Company uses a sophisticated proprietary computer system to match potential employee’s skills and experience with client requirements.  The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database.  This database is made available to the account executives and recruiters at each of the Company’s offices.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects.  The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis.  The Company devotes significant resources to recruiting technical personnel, maintaining 12 recruiters based in the U.S. and contracting with an India based company for 5 recruiters in India to help locate U.S. based technical consultants.  Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services.  In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers.

Competition
The technical staffing industry is highly competitive and fragmented and has low barriers to entry.  The Company competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies.  Many of the Company’s competitors are significantly larger and have greater financial resources than the Company.  The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients’ requirements, timely assignment of technical employees with appropriate skills and the price of services.  The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility.  The Company believes that many of the technical personnel included in its database may also be pursuing other employment opportunities.  Therefore, the Company believes that its responsiveness to the needs of technical personnel is an important factor in the Company’s ability to fill projects.  Although the Company believes it competes favorably with respect to these factors, it expects competition to increase and there can be no assurance that the Company will remain competitive.

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

Personnel
As of May 31, 2010, the Company employs 128 people including its 3 executive officers.  Of such employees 10 are engaged in sales, 12 are recruiters for programmers, 93 are technical and programming consultants, and 10 are in administrative and clerical functions.  None of the Company’s employees belong to unions.

Item 1A.                  Risk Factors

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, including statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the factors set forth below.

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes.  The Company does not have an employment agreement with Mr. Joseph Hughes.  The Company is also dependent on its Senior Vice President and President of TSR Consulting Services, Christopher Hughes. The Company has an employment agreement with Mr. Christopher Hughes which expires February 28, 2012. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers.  The Company does not have employment contracts with these persons.  There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees.  The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers.

In the fiscal year, ended May 31, 2010, the Company’s largest client, Beeline accounted for 28.7% of the Company’s consolidated revenue.  Beeline is a vendor management company through which the Company provides services to four end clients.  One of the Company’s end clients to which the Company provides services through Beeline, The McGraw Hill Companies, constituted 13.4% of consolidated revenue.  McGraw-Hill and another of our clients through Beeline changed to new vendor management companies subsequent to the end of our fiscal year. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates.  In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company’s services under such contracts without penalty.  See “Rapidly Changing Industry” below.

In addition, because of the amount of outstanding receivables that the Company may have with its larger clients at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations. In addition, the debtor-in –possession or trustee in a bankruptcy proceeding may seek to recover payments made to the Company during the 90 days prior to the bankruptcy filing as a preference. It is a defense to a preference claim that the payments were made in the ordinary course of business. During the fiscal year ended May 31, 2010, the Company made a payment of $100,000 to a trustee to settle a preference claim asserted against the Company in a bankruptcy proceeding in order to prevent lengthy and costly litigation.

Competitive Market for Technical Personnel.

The Company’s success is dependent upon its ability to attract and retain qualified computer professionals to provide as temporary personnel to its clients.  Competition for the limited number of qualified professionals with a working knowledge of certain sophisticated computer languages, which the Company requires for its contract computer services business, is intense.  The Company believes that there is a shortage of, and significant competition for, software professionals with the skills and experience necessary to perform the services offered by the Company.

The Company’s ability to maintain and renew existing engagements and obtain new business in its contract computer programming business depends, in large part, on its ability to hire and retain technical personnel with the IT skills that keep pace with continuing changes in software evolution, industry standards and technologies, and client preferences.  Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increases.  Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company’s profit margins.

Competitive Market for Account Executives and Technical Recruiters

Prior to the current economic downturn, the Company had been seeking to increase the number of qualified account executives and technical recruiters for several years to meet competition and promote growth.  However, while the Company has recently commenced hiring technical recruiters, the Company has not yet commenced hiring new account executives because the costs of hiring new personnel has exceeded the expected benefit from increased sales in the current economic environment. The Company faces a highly competitive market for the limited number of qualified personnel and to date, the Company has had limited success in hiring such personnel.  While the Company expects to resume seeking to hire such personnel when the economy rebounds, there can be no assurance that the Company will be successful in hiring such personnel or that such personnel will result in increased sales.

Rapidly Changing Industry

The computer industry is characterized by rapidly changing technology and evolving industry standards.  These include the overall increase in the sophistication and interdependency of computer technology and a focus by IT managers on cost-efficient solutions.  In recent years, there has been an increased focus on the Internet and e-Commerce and there has been a shift away from mainframe legacy systems.  Historically, much of the Company’s staffing services has related to mainframe legacy systems.  There can be no assurance that these changes will not adversely affect demand for technical staffing services.  Organizations may elect to perform such services in-house or outsource such functions to companies that do not utilize temporary staffing, such as that provided by the Company.

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

The Company cannot predict at this time what long-term effect these changes will have on the Company’s business and results of operations.

Vendor Management Companies

There have been changes in the industry which have affected the Company’s operating results.  Many customers have retained third parties to provide vendor management services.  The third party is then responsible for retaining companies to provide temporary IT personnel.  This results in the Company contracting with such third parties and not directly with the ultimate customer.  This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business.  It also reduces the Company’s profit margins.

In addition, the agreement with the vendor management companies are frequently structured as subcontracting agreements with the vendor management company entering into a services agreement directly with the end clients.  As a result, in the event of a bankruptcy of a vendor management company, the Company’s ability to collect its outstanding receivables and continue to provide services could be adversely affected.  However, in connection with the bankruptcy of Ensemble-Chimes, the Company was able to collect its outstanding receivables and continue its relationship with the end clients.  See. Item 1 Business-Marketing and Clients.

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment.  During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants.  As a result, any significant economic downturn could have material adverse affect on the Company’s results of operations.  As a result of the broad based economic downturn, the Company has experienced a decrease in the number of consultants on billing with customers. These economic conditions have also reduced the opportunities to place new consultants on billing with customers. While customers’ IT spending during the 2010 fiscal year does not appear to have declined the way it had in prior years during this economic downturn, any improvements have been slow and uncertain and the Company expects that the economic conditions will continue to affect the number of consultants on billing with customers and the Company’s revenue. In addition to the impact of the economic uncertainties, the Company has not been successful in increasing its penetration with existing customers or expanding its customer base. While the Company made attempts to hire new account executives to increase its sales, these efforts have not resulted in increased sales sufficient to offset the costs related to the new account executives. There is no assurance that the Company will achieve growth in its sales at such time as the Company’s business is not affected by the current economic conditions.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employers’ portion of Social Security and Medicare taxes, among others, for our employees, including those placed with clients. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms and the imposition of penalties for failure to provide health insurance to temporary employees under the health care reform statute that was recently enacted. The Company may not be able to increase the fees charged to its clients sufficient to cover these potential cost increases.

Effect of Offshore Outsourcing

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenue to decline.  In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects.  This trend has contributed to the decline in domestic IT staffing revenue for the industry.  There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

Effect of Immigration Restrictions

The Company obtains many of its technical personnel by subcontracting with companies that utilize foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree. U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Current and future restrictions on the availability of such visas could restrain the Company’s ability to acquire the skilled professionals needed to meet our clients’ requirements, which could have a material adverse effect on our business. The scope and impact of these changes on the staffing industry and the Company remains unclear, however a narrow interpretation and vigorous enforcement could adversely affect the ability of entities with which the Company subcontracts to utilize foreign nationals and/or renew existing foreign national consultants on assignment. There can be no assurance that the Company’s subcontractors will be able to keep or replace all foreign nationals currently on assignment, or continue to acquire foreign national talent at the same rates as in the past.

Fluctuations in Quarterly Operating Results.

The Company’s revenue and operating results are subject to significant variations from quarter to quarter.  Revenue is subject to fluctuation based upon a number of factors, including the timing and number of client projects commenced and completed during the quarter, delays incurred in connection with projects, the growth rate of the market for contract computer programming services and general economic conditions.  Unanticipated termination of a project or the decision by a client not to proceed to the next stage of a project anticipated by the Company could result in decreased revenue and lower utilization rates which could have a material adverse effect on the Company’s business, operating results and financial condition.  Compensation levels can be impacted by a variety of factors, including competition for highly skilled employees and inflation.  The Company’s operating results are also subject to fluctuation as a result of other factors.

Competition.

The technical staffing industry is highly competitive and fragmented and has low barriers to entry.  The Company competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies.   The Company competes for technical personnel with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, clients and temporary personnel agencies.  Many of the Company’s competitors are significantly larger and have greater financial resources than the Company.  The Company believes that the principal competitive factors in obtaining and retaining clients are accurate assessment of clients’ requirements, timely assignment of technical employees with appropriate skills and the price of services.  The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility.  The Company believes that many of the technical personnel included in its database may also be pursuing other employment opportunities.  Therefore, the Company believes that its responsiveness to the needs of technical personnel is an important factor in the Company’s ability to fill projects.  Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

Potential for Contract and Other Liability.

The personnel provided by the Company to clients provide services involving key aspects of its clients’ software applications.  A failure in providing these services could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure.  The Company attempts to limit, contractually, its liability for damages arising from negligence or omissions in rendering services, but it is not always successful in negotiating such limits.  However, due to increased competition and the requirements of vendor management companies, the Company may be required to accept less favorable terms regarding limitations on liability, including assuming obligations to indemnify clients for damages sustained in connection with the provision of our services. There can be no assurance our contracts will include the desired limitations of liability or that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages.

The Company’s contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client’s supervision.  Although the Company has little control over the client’s workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by clients.  As an employer, the Company is also exposed to other possible employment-related claims.  The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel, errors, and misuse of client proprietary information or theft of client property.  To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker’s compensation claims, errors and omissions and employee theft.  In certain instances, the Company indemnifies its clients from the foregoing and claims have been made against the Company.  Certain of these cost and liabilities are not covered by insurance.  There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

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

Voting Power of Major Shareholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 45% of the Company’s voting power as of July 31, 2010.  As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company’s common shareholders.

Certain Anti-Takeover Provisions May Inhibit a Change of Control

In addition to the significant ownership of Common Stock by Joseph F. Hughes, certain provisions of the Company’s charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices.  Such provisions include a classified Board of Directors, advance notice requirements for nomination of directors and certain shareholder proposals set forth in the Company’s Certificate of Incorporation and by-laws.

New Classes and Series of Stock

The Company’s charter authorizes the Board of Directors to create new classes and series of preferred stock and to establish the preferences and rights of any such classes and series without further action of the shareholders.  The issuance of additional classes and series of Capital Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

The Company’s stock price could be extremely volatile and, as a result, investors may not be able to resell their shares at or above the price they paid for them.

Among the factors that could affect the Company’s stock price are:

-	limited float and a low average daily trading volume;
-	industry trends and the performance of the Company’s customers;
-	fluctuations in the Company’s results of operations;
-	litigation; and
-	general market conditions.

The stock market has and may in the future experience extreme volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of the Company’s common stock.

Item 1B.                  Unresolved Staff Comments

None

Item 2.                     Properties.

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2010, with annual rentals of approximately $70,000.  This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary.  The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2012) and Edison, New Jersey (lease expires August, 2013), with aggregate monthly rentals of approximately $24,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.                     Legal Proceedings.

There are no material legal proceedings.

Item 4.                     Reserved

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of Common Stock now trade on the NASDAQ Capital Market under the symbol TSRI. Previously, until December 2009, the shares traded on the NASDAQ Global Market.  The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2010 and 2009:

	JUNE 1, 2009 – MAY 31, 2010

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	2.25	2.36	2.51	2.80
Low Sales Price	1.72	1.92	2.16	2.20

	JUNE 1, 2008 – MAY 31, 2009

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	3.84	3.00	2.37	1.92
Low Sales Price	2.35	1.78	1.55	1.56

There were 109 holders of record of the Company’s Common Stock as of July 31, 2010.  Additionally, the Company estimates that there were approximately 1,500 beneficial holders as of that date.  The Company paid a dividend of $0.05 per quarter for the first two quarters of fiscal 2009.  The Company has suspended payment of further dividends due to the continuing impact of the current economic environment. There can be no assurance that the Company will resume the payment of dividends.

Securities authorized for issuance under equity compensation plans.
The 1997 Employee Stock Option Plan, the Company’s lone equity compensation plan, expired on April 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information concerning any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company’s fourth fiscal quarter:

			Total Number	Maximum Number (or
			of Shares	Approximate Dollar
			(or Units) Purchased	Value) of Shares (or
	Total Number of	Average Price	as Part of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchase Under the
Period	Purchased	(or Unit)	or Programs (1)	Plans or Programs
March, 2010	0	n/a	0	238,999
April, 2010	900	$2.55	900	238,099
May, 2010	0	n/a	0	238,099
Total	900	$2.55	900	238,099

(1)
The repurchase plan was authorized by the Board of Directors and publicly announced on December 17, 2007 and re-authorized by the Board in January 2010. At the date of re-approval, 238,999 shares were available for repurchase under the plan. The plan does not have an expiration date.

Item 6.                     Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2010	May 31, 2009	May 31, 2008	May 31, 2007	May 31, 2006

Revenue, Net	$36,956	$42,801	$51,723	$49,689	$48,109

Income From Operations	317	998	1,971	1,925	1,709

Net Income Attributable to TSR, Inc.	143	621	1,276	1,393	1,214

Basic and Diluted Net Income Per TSR, Inc. Common Share	0.04	0.15	0.28	0.30	0.27

Working Capital	12,455	12,288	12,693	12,815	12,368

Total Assets	15,612	15,387	17,642	18,059	18,635

Total TSR, Inc. Stockholders’ Equity	12,542	12,400	13,767	13,952	14,021

Book Value Per TSR, Inc. Common Share (Total TSR Shareholders’ Equity Divided by Common Shares Outstanding)	3.10	3.06	3.01	3.05	3.07

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$0.10	$0.32	$0.32	$0.32

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto presented elsewhere in this report.

Results of Operations
The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations.  There can be no assurance that historical trends in operating results will continue in the future:

	Year Ended May 31, (Dollar Amounts in Thousands)

	2010		2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$36,956	100.0%	$42,801	100.0%
Cost of Sales	30,424	82.3	35,118	82.0
Gross Profit	6,532	17.7	7,683	18.0
Selling, General and Administrative Expenses	6,215	16.8	6,685	15.6
Income from Operations	317	0.9	998	2.4
Other Income, Net	48	0.1	144	0.3
Income Before Income Taxes	365	1.0	1,142	2.7
Provision for Income Taxes	166	0.5	473	1.1
Net Income	$199	0.5%	$669	1.6%

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the fiscal year ended May 31, 2010 decreased $5,845,000 or 13.7% from fiscal 2009.  The average number of consultants on billing with customers decreased from approximately 264 for the fiscal year ended May 31, 2009 to 218 for the fiscal year ended May 31, 2010.  The continuing impact of the current economic environment has significantly decreased the number of consultants on billing with customers and also decreased the opportunities to place new consultants on billing with customers. The revenue decrease is also the result of the continued reduction in consultants placed with AT&T.

As a result of the merger of AT&T with SBC Communications, Inc., the Company experienced a decrease in new placements with AT&T beginning in the second quarter of fiscal 2007.  This has reduced the number of consultants on billing with AT&T from 100 at August 31, 2006 to 14 at May 31, 2009 and to 3 at May 31, 2010.

The Company’s revenue from programmers on billing continues to be affected by discounts, such as prompt payment and volume discounts, required by major customers as a condition to remaining on their approved vendor lists and the reduction in the number of vendors on the approved vendor lists which increase pricing competition among the remaining vendors.  In addition, most of the Company’s major customers have retained third parties to provide vendor management services and centralize the consultant hiring process.  Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer.  This process has weakened the relationships the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants.  Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business.

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

As a result of the broad based economic downturn, the Company has experienced a decrease in the number of consultants on billing with customers. These economic conditions have also reduced the opportunities to place new consultants on billing with customers. While customers’ IT spending during the 2010 fiscal year does not appear to have declined the way it had in prior years during this economic downturn, any improvements have been slow and uncertain and the Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s revenue.

Cost of Sales
Cost of sales decreased by $4,694,000 or 13.4%, in fiscal 2010 from fiscal 2009.  Cost of sales as a percentage of revenue increased to 82.3% in fiscal 2010 from 82.0% in fiscal 2009.  The decrease in cost of sales resulted primarily from decreased revenue.  The increase in cost of sales as a percentage of revenue is due to additional mandatory discounts and rate reduction programs as discussed above under “Revenue”, and increased competition at several major customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.  These expenses decreased $470,000, or 7.0%, to $6,215,000 in fiscal 2010 from $6,685,000 in fiscal 2009.  This decrease was primarily attributable to a decrease in the number of account executives and reduced commissions earned by the remaining account executives.  Technical recruiters had been terminated in order to lessen the impact of the Company’s reduced level of business activity.  In the last quarter, however, the Company has started hiring additional technical recruiters to address increased requests by clients for submission of technical personnel for potential positions, although such submissions have not yet resulted in increased placements.   Additionally, while selling, general and administrative expenses decreased, these expenses increased, as a percentage of revenue, from 15.6% in the fiscal year ended May 31, 2009 to 16.8% in the fiscal year ended May 31, 2010 due to lower revenue.

Other Income
Fiscal 2010 other income resulted primarily from interest and dividend income of $44,000, which decreased by $105,000 from the level realized in 2009 due to lower rates of interest earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
The effective income tax rate increased from 43.2% in fiscal 2009 to 53.6% in fiscal 2010. Additional income taxes were provided in the current year as the result of certain state taxes and additional taxes due when filing the fiscal May 31, 2009 returns.

Net Income
Net income decreased $470,000 or 70.3% in fiscal 2010 from fiscal 2009.  Net income decreased primarily due to lower revenue from a decreased number of consultants on billing with clients and lower interest income earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Liquidity, Capital Resources and Changes in Financial Condition
The Company expects that cash flow generated from operations together with its available cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2010, the Company had working capital (total current assets in excess of total current liabilities) of $12,455,000 including cash and cash equivalents of $5,670,000 as compared to working capital of $12,288,000 including cash and cash equivalents of $4,075,000 at May 31, 2009.  The Company’s working capital also included $3,015,000 and $4,509,000 of marketable securities with maturities of less than one year at May 31, 2010 and 2009, respectively.

Net cash flow of $146,000 was provided by operations during fiscal 2010 as compared to $1,628,000 of net cash flow from operations in fiscal 2009.  The cash provided by operations for fiscal 2010 primarily resulted from net income of $199,000.  The cash provided by operations for fiscal 2009 primarily resulted from net income of $669,000 and a decrease in accounts receivable of $1,832,000.

Net cash provided by investing activities amounted to $1,496,000 for fiscal 2010, compared to $2,929,000 in net cash provided by investing activities in fiscal 2009.  The change in net cash provided by investing activities between fiscal 2010 and 2009 primarily resulted from not reinvesting all of the maturities of treasury securities.

Net cash used in financing activities of $48,000 during the fiscal year ended May 31, 2010 resulted from purchases of treasury stock of $2,000 and distributions of $46,000 to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions LLC. Net cash used in financing activities of $2,071,000 during the fiscal year ended May 31, 2009 resulted from purchases of treasury stock of $1,220,000, cash dividends paid of $768,000 and distributions of $83,000 to the noncontrolling interest.  The purchases of treasury stock in fiscal 2009 consisted of $1,050,000 in a private transaction and $170,000 in open market transactions. The Board of Directors of the Company approved a plan in December 2007 authorizing the repurchase of shares of common stock, and after the Company had discontinued making purchases under the plan in September 2008, the Company’s Board of Directors re-authorized purchases under the plan in January 2010. Approximately 238,000 shares remain available for purchase under this plan. The Board of Directors determined to suspend the payment of further dividends effective after the dividend paid on February 9, 2009 for the second quarter of fiscal 2009.

The Company’s capital resource commitments at May 31, 2010 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2010.

Tabular Disclosure of Contractual Obligations
Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Leases	$849,000	$332,000	$478,000	$39,000	$—
Employment Agreements	1,225,000	375,000	500,000	350,000	—
Totals	$2,074,000	$707,000	$978,000	$389,000	$—

Impact of New Accounting Standards
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

Critical Accounting Policies
The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to its consolidated financial statements, contained elsewhere in this report.  The Company believes that the following accounting policies require the application of management’s most difficult, subjective or complex judgments:

Estimating Allowances for Doubtful Accounts Receivable
We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience, customer types, credit worthiness, economic trends and any specific customer collection issues that we have identified.  While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.  A significant change in the liquidity or financial position of any of our significant customers, or in their willingness to pay, could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Valuation of Marketable Securities
In fiscal 2009, the Company adopted new accounting standards related to fair value measurement. Accordingly, the Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale.  Based upon the Company’s intent and ability to hold its US Treasury securities to maturity (which maturities range up to 24 months), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value.  The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.

Valuation of Deferred Tax Assets
We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse.  Presently, the Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.  In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance against a portion or all of our deferred tax assets, which could materially impact our financial position or results of operations.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 8.                     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and subsidiaries as of May 31, 2010 and 2009 and the related consolidated statements of income, equity, and cash flows for the years then ended.  We have also audited the financial statement schedule for the years ended May 31, 2010 and 2009 as listed on Item 15(a)2.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and subsidiaries as of May 31, 2010 and 2009, and their results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ J.H. Cohn LLP

Jericho, New York
August 9, 2010

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2010 and 2009

ASSETS

	2010	2009
Current Assets:

Cash and cash equivalents	$5,669,972	$4,075,213
Certificates of deposit and marketable securities	3,015,389	4,509,346
Accounts receivable:
Trade, net of allowance for doubtful accounts of $202,000 in
2010 and $302,000 in 2009	6,507,741	6,345,374
Other	3,957	20,580
	6,511,698	6,365,954

Prepaid expenses	94,604	72,429
Prepaid and recoverable income taxes	115,721	101,791
Deferred income taxes	90,000	133,000
Total Current Assets	15,497,384	15,257,733

Equipment and leasehold improvements, at cost:
Equipment	240,250	237,966
Furniture and fixtures	117,389	117,389
Automobiles	19,665	19,665
Leasehold Improvements	60,058	60,058
	437,362	435,078

Less accumulated depreciation and amortization	427,804	415,963
	9,558	19,115

Other assets	49,653	49,653
Deferred income taxes	55,000	61,000
Total Assets	$15,611,595	$15,387,501

See accompanying notes to consolidated financial statements.

(Continued)

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2010 and 2009

LIABILITIES AND EQUITY

	2010	2009
Current Liabilities:

Accounts and other payables	$259,448	$274,284
Accrued and other current liabilities:
Salaries, wages and commissions	1,226,381	1,191,057
Other	64,779	56,298
	1,291,160	1,247,355

Advances from customers	1,491,490	1,447,740
Total Current Liabilities	3,042,098	2,969,379

Commitments and Contingencies

Equity:
Preferred stock, $1.00 par value,
authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares;
issued 6,228,326 shares; 4,049,588 and 4,050,488 outstanding	62,283	62,283
Additional paid-in capital	5,071,727	5,071,727
Retained earnings	20,661,190	20,517,707
	25,795,200	25,651,717
Less: treasury stock, 2,178,738 and 2,177,838 shares, at cost	13,253,523	13,251,231
Total TSR, Inc. Equity	12,541,677	12,400,486
Noncontrolling Interest	27,820	17,636
Total Equity	12,569,497	12,418,122
Total Liabilities and Equity	$15,611,595	$15,387,501

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended May 31, 2010 and 2009

	2010	2009

Revenue, net	$36,955,967	$42,801,340

Cost of sales	30,424,219	35,117,972
Selling, general and administrative expenses	6,215,107	6,685,081
	36,639,326	41,803,053
Income from operations	316,641	998,287

Other income (expense):
Interest and dividend income	43,927	149,466
Realized and unrealized gain (loss) from
marketable securities, net	4,560	(5,968)

	48,487	143,498

Income before income taxes	365,128	1,141,785

Provision for income taxes	166,000	473,000

Net income	199,128	668,785
Less: Net income attributable to noncontrolling interest	55,645	47,393

Net income attributable to TSR, Inc.	$143,483	$621,392
Basic and diluted net income per TSR, Inc. common share	$0.04	$0.15
Weighted average number of basic and diluted common shares outstanding	4,050,373	4,235,723

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended May 31, 2010 and 2009

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2008	6,228,326	$62,283	$5,071,727	$20,663,925	$(12,031,301)	$53,533	$13,820,167

Net income attributable to noncontrolling interest	—	—	—	—	—	47,393	47,393

Distribution to noncontrolling interest	—	—	—	—	—	(83,290)	(83,290)

Purchases of treasury stock	—	—	—	—	(1,219,930)	—	(1,219,930)

Dividends declared	—	—	—	(767,610)	—	—	(767,610)

Net income attributable to TSR, Inc.	—	—	—	621,392	—	—	621,392

Balance at May 31, 2009	6,228,326	62,283	5,071,727	20,517,707	(13,251,231)	17,636	12,418,122

Purchases of treasury stock	—	—	—	—	(2,292)	—	(2,292)

Net income attributable to noncontrolling interest	—	—	—	—	—	55,645	55,645

Distribution to noncontrolling interest	—	—	—	—	—	(45,461)	(45,461)

Net income attributable to TSR, Inc.	—	—	—	143,483	—	—	143,483

Balance at May 31, 2010	6,228,326	$62,283	$5,071,727	$20,661,190	$(13,253,523)	$27,820	$12,569,497

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 2010 and 2009

Cash flows from operating activities:	2010	2009

Net income	$199,128	$668,785
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11,841	19,000
Realized and unrealized loss (gain) from marketable
securities, net	(4,560)	5,968
Deferred income taxes	49,000	(4,000)

Changes in operating assets and liabilities:
Accounts receivable-trade	(162,367)	1,831,562
Other receivables	16,623	31,795
Prepaid expenses	(22,175)	(18,641)
Prepaid and recoverable income taxes	(13,930)	(53,776)
Accounts and other payables and accrued expenses and other current liabilities	28,969	(711,082)
Advances from customers	43,750	(141,347)

Net cash provided by operating activities	146,279	1,628,264
Cash flows from investing activities:
Proceeds from maturities of marketable securities	5,995,961	10,403,782
Purchases of marketable securities	(4,497,444)	(7,459,616)
Purchases of equipment and leasehold improvements	(2,284)	(14,830)
Net cash provided by investing activities	1,496,233	2,929,336
Cash flows from financing activities:
Distributions to noncontrolling interest	(45,461)	(83,290)
Cash dividends paid	—	(767,610)
Purchases of treasury stock	(2,292)	(1,219,930)
Net cash used in financing activities	(47,753)	(2,070,830)
Net increase in cash and cash equivalents	1,594,759	2,486,770

Cash and cash equivalents at beginning of year	4,075,213	1,588,443
Cash and cash equivalents at end of year	$5,669,972	$4,075,213
Supplemental disclosures of cash flow:
Income taxes paid	$141 ,000	$531 ,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010 and 2009

(1)	Summary of Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations
TSR, Inc. and subsidiaries (“the Company”) are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area.  The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2010, one customer accounted for more than 10% of the Company’s consolidated revenue, constituting 28.7%.  In fiscal 2009, one customer accounted for more than 10% of the Company’s consolidated revenue, constituting 28.3%.  The accounts receivable associated with the Company’s largest customer was $2,331,000 and $1,906,000 at May 31, 2010 and 2009, respectively.  The Company operates in one business segment, computer programming services.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Revenue Recognition
The Company’s contract computer programming services are generally provided under time and materials arrangements with its customers.  Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  These conditions occur when a customer agreement is effected and the consultant performs the authorized services.  Revenue is recorded net of all discounts and processing fees. Advances from customers represent amounts received from customers prior to the Company’s completion of the related services and credit balances from overpayments.

Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

(d)	Cash and Cash Equivalents
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents were comprised of the following as of May 31, 2010 and 2009:

	2010	2009
Cash in banks	$2,171,031	$2,008,349
Money market funds	2,499,327	2,066,864
US Treasury Securities	999,614	—
	$5,669,972	$4,075,213

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2010 and 2009

(e)	Marketable Securities
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

Investments recorded in the accompanying consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:

Level 1 –	These are investments where values are based on unadjusted quoted prices for identical assets in an active market the Company has the ability to access.

Level 2 –	These are investments where values are based on quoted market prices that are not active or model derived valuations in which all significant inputs are observable in active markets.

Level 3 –	These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2010 and 2009 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2010	Level 1	Level 2	Level 3	Total
US Treasury securities	$1,498,253	$—	$—	$1,498,253
Certificates of deposit	—	1,500,000	—	1,500,000
Equity securities	17,136	—	—	17,136
	$1,515,389	$1,500,000	$—	$3,015,389

May 31, 2009	Level 1	Level 2	Level 3	Total
US Treasury securities	$2,497,133	$—	$—	$2,497,133
Certificates of deposit	—	1,999,637	—	1,999,637
Equity securities	12,576	—	—	12,576
	$2,509,709	$1,999,637	$—	$4,509,346

Based upon the Company’s intent and ability to hold its US Treasury securities to maturity (which maturities range up to six months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at May 31, 2010 and 2009 are summarized as follows:

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2010 and 2009

		Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
	Current
2010:	US Treasury securities	$1,498,253	$—	$—	$1,498,253
	Certificates of deposit	1,500,000	—	—	1,500,000
	Equity securities	16,866	270	—	17,136
		$3,015,119	$270	$—	$3,015,389

	Current
2009:	US Treasury securities	$2,497,133	$—	$—	$2,497,133
	Certificates of deposit	1,999,637	—	—	1,999,637
	Equity securities	16,866	—	(4,290)	12,576
		$4,513,636	$—	$(4,290)	$4,509,346

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
The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.  In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness and economic trends.  From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

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
May 31, 2010 and 2009

(h)	Net Income Per Common Share
Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any.  The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2010 or 2009.

(i)	Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled.  The effect of enacted tax law or rate changes is reflected in income in the period of enactment.

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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Such estimates include, but are not limited to provisions for doubtful accounts receivable and assessments of the recoverability of the Company’s deferred tax assets.  Actual results could differ from those estimates.

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

(m)	Stock Options
The Company had one stock-based employee compensation plan which expired on April 30, 2007.  The Company has not issued any share based payments in fiscal 2010 or 2009.

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2010 and 2009

(n)	Impact of New Accounting Standards

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

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2010 and 2009

(o)	Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable.  The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses.  The Company has substantially all of its cash in three bank accounts. At times, such amounts may exceed Federally insured limits.   The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts.  The Company has not experienced losses in any such accounts.  The Company’s accounts receivable represent approximately 53 accounts with open balances of which, the largest customer, as a percentage of revenue, consisted of 35.8% of the net accounts receivable balance at May 31, 2010.

(2)	Income Taxes
A reconciliation of the provisions for income taxes computed at the Federal statutory rates for fiscal 2010 and 2009 to the reported amounts is as follows:

	2010		2009
	Amount	%	Amount	%
Amounts at statutory Federal tax rate	$105,000	34.0%	$372,000	34.0%
State and local taxes, net of Federal income tax effect	46,000	15.0	91,000	8.3
Non-deductible expenses and other	15,000	4.6	10,000	0.9
	$166,000	53.6%	$473,000	43.2%

The components of the provision for income taxes are as follows:

		Federal	State	Total
2010:	Current	$62,000	$55,000	$117,000
	Deferred	35,000	14,000	49,000
		$97,000	$69,000	$166,000

2009:	Current	$341,000	$136,000	$477,000
	Deferred	(4,000)	—	(4,000)
		$337,000	$136,000	$473,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2010 and 2009 are as follows:

	2010	2009
Allowance for doubtful accounts receivable	$90,000	$133,000
Equipment and leasehold improvement depreciation and amortization	23,000	25,000
Acquired client relationships	32,000	36,000
Total deferred income tax assets	$145,000	$194,000

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2010 and 2009

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2010.  The Company’s U.S. Federal and state income tax returns prior to fiscal year 2007 are closed, except that fiscal 2004 to 2007 are currently under audit by a state taxing authority, and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Management believes that any assessments from this audit will not be material.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the balance sheets.

(3)	Commitments and Contingencies
A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2010 follows:

Fiscal Year	Amount
2011	$332,000
2012	297,000
2013	181,000
2014	39,000
2015	—
Total	$849,000

Total rent expenses under all lease agreements amounted to $397,000 and $346,000 in fiscal 2010 and 2009, respectively.

From time to time, the Company is party to various lawsuits, some involving substantial amounts.  Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(4)	Stockholders’ Equity
During the year ended May 31, 2010, the Company purchased a total of 900 shares of its common stock in a transaction on the open market for $2,292 under a previously announced repurchase plan of 300,000 shares.  As of May 31, 2010, 238,099 shares remain available for purchase under this plan.

During the year ended May 31, 2009, the Company purchased a total of 517,524 shares of its common stock for $1,219,930.  This consisted of 61,001 shares purchased in various transactions on the open market for $169,927 under a previously announced repurchase plan of 300,000 shares and an additional 456,523 shares purchased in a private transaction for $1,050,003 in October 2008.

(5)	Subsequent Event
During June and July of 2010, the Company purchased a total of 11,400 shares of its common stock on the open market in various transactions for $25,726 under the previously announced plan.  As of July 31, 2010, 226,699 shares remain available for purchase under the plan.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures.  The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal controls over financial reporting was effective as of May 31, 2010.

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

This annual report does not include an attestation report of the Company’s independent registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.   Other Information

None

Part III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2010 Annual Meeting of Stockholders.

Item 11.   Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2010Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2010 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2010 Annual Meeting of Stockholders.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2010 Annual Meeting of Stockholders.

Part IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1.	The consolidated financial statements as indicated in the index set forth on page 18.
2.	Consolidated financial statement schedule:
Schedule supporting consolidated financial statements:                                Page
Schedule II – Valuation and Qualifying Accounts...................................  33

Schedules other than those listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits as listed in Exhibit Index on page 35.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Of Period	Charged to Cost and Expense (Recovery)	Deductions/ Write-Offs	Balance at End of Period
Year ended May 31, 2010:
Allowance for doubtful accounts	$302,000	$—	$100,000	$202,000
Year ended May 31, 2009:
Allowance for doubtful accounts	$326,000	$—	$24,000	$302,000

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ J.F. Hughes
J.F. Hughes, Chairman

Dated:     August 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ J.F. Hughes
J.F. Hughes, Chairman

/s/ John G. Sharkey
John G. Sharkey, Vice President, Finance, Controller and Secretary

/s/ James J. Hill
James J. Hill, Director

/s/ Christopher Hughes
Christopher Hughes, Senior Vice President and Director

/s/ Robert A. Esernio
Robert A. Esernio, Director

/s/ Raymond A. Roel
Raymond A. Roel, Director

Dated:     August 9, 2010

TSR, INC. AND SUBSIDIARIES
EXHIBIT INDEX
FORM 10-K, MAY 31, 2010

Exhibit Number	Exhibit	Sequential Page #
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.	N/A

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.	N/A

10.1	Employment Agreement between TSR, Inc. and Christopher Hughes dated as of March 1, 2007. Incorporated by reference to the Form 8-K filed by the Company on March 6, 2007.	N/A

10.2	Employment Agreement dated as of June 1, 2010 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on June 7, 2010.	N/A

21	List of Subsidiaries	36

31.1	Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-15(e)	37

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-15(e)	38

32.1	Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	39

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40