Form 10-Q
period 2010-08-31
TSR INC
filed 2010-10-08
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of September 30, 2010, there were 4,038,188 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.   Financial Information
              Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	August 31, 2010	May 31, 2010
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$4,075,964	$5,669,972
Certificates of deposit and marketable securities	4,611,374	3,015,389
Accounts receivable, net of allowance for doubtful accounts of $202,000 and $202,000	6,937,800	6,507,741
Other receivables	5,242	3,957
Prepaid expenses	64,605	94,604
Prepaid and recoverable income taxes	90,140	115,721
Deferred income taxes	90,000	90,000
Total Current Assets	15,875,125	15,497,384

Equipment and leasehold improvements, net of accumulated depreciation
and amortization of $429,329 and $427,804	10,427	9,558
Other assets	49,653	49,653
Deferred income taxes	54,000	55,000
Total Assets	$15,989,205	$15,611,595

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$321,783	$259,448
Accrued expenses and other current liabilities	1,596,787	1,291,160
Advances from customers	1,489,690	1,491,490
Total Current Liabilities	3,408,260	3,042,098
Equity:
Preferred stock, $1 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 25,000,000 shares; issued 6,228,326 shares, 4,038,188 and 4,049,588 outstanding	62,283	62,283
Additional paid-in capital	5,071,727	5,071,727
Retained earnings	20,682,752	20,661,190
	25,816,762	25,795,200
Less: Treasury stock, 2,190,138 and 2,178,738 shares, at cost	13,279,249	13,253,523
Total TSR, Inc. Equity	12,537,513	12,541,677
Noncontrolling Interest	43,432	27,820
Total Equity	12,580,945	12,569,497
Total Liabilities and Equity	$15,989,205	$15,611,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three Months Ended August 31, 2010 and 2009
(UNAUDITED)

	Three Months Ended August 31,
	2010	2009

Revenue, net	$9,363,893	$9,092,302

Cost of sales	7,656,490	7,446,501
Selling, general and administrative expenses	1,636,505	1,526,042
	9,292,995	8,972,543
Income from operations	70,898	119,759

Other income (expense):
Interest and dividend income	5,780	18,296
Unrealized gain (loss) on marketable securities, net..	(3,004)	3,680

Income before income taxes	73,674	141,735
Provision for income taxes	33,000	59,000
Consolidated net income	40,674	82,735
Less: Net income attributable to noncontrolling interest	(19,112)	(19,357)
Net income attributable to TSR, Inc.	$21,562	$63,378

Basic and diluted net income per TSR, Inc. common share	$0.01	$0.02

Weighted average number of basic and diluted common shares outstanding	4,042,279	4,050,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Three Months Ended August 31, 2010 and 2009
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2009	6,228,326	$62,283	$5,071,727	$20,517,707	$(13,251,231)	$17,636	$12,418,122

Net income attributable to noncontrolling interest	—	—	—	—	—	19,357	19,357

Distribution to noncontrolling interest	—	—	—	—	—	(6,000)	(6,000)

Net income attributable to TSR, Inc.	—	—	—	63,378	—	—	63,378

Balance at Aug. 31, 2009	6,228,326	$62,283	$5,071,727	$20,581,085	$(13,251,231)	$30,993	$12,494,857

Balance at May 31, 2010	6,228,326	$62,283	$5,071,727	$20,661,190	$(13,253,523)	$27,820	$12,569,497

Net income attributable to noncontrolling interest	—	—	—	—	—	19,112	19,112

Distribution to noncontrolling interest	—	—	—	—	—	(3,500)	(3,500)

Purchases of treasury stock	—	—	—	—	(25,726)	—	(25,726)

Net income attributable to TSR, Inc.	—	—	—	21,562	—	—	21,562

Balance at Aug. 31, 2010	6,228,326	$62,283	$5,071,727	$20,682,752	$(13,279,249)	$43,432	$12,580,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended August 31, 2010 and 2009
(UNAUDITED)

	Three Months Ended August 31,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$40,674	$82,735

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,525	4,544
Unrealized (gain) loss on marketable securities, net	3,004	(3,680)
Deferred income taxes	1,000	1,000

Changes in operating assets and liabilities:
Accounts receivable	(430,059)	(404,207)
Other receivables	(1,285)	(4,813)
Prepaid expenses	29,999	(8,095)
Prepaid and recoverable income taxes	25,581	24,018
Accounts and other payables and accrued expenses and other current liabilities	367,962	115,483
Advances from customers	(1,800)	(15,000)
Net cash provided by (used in) operating activities	36,601	(208,015)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	500,000	250,000
Purchases of marketable securities	(2,098,989)	(250,000)
Purchases of equipment and leasehold improvements	(2,394)	(2,284)
Net cash used in investing activities	(1,601,383)	(2,284)

Cash flows from financing activities:
Purchases of treasury stock	(25,726)	—
Distribution to noncontrolling interest	(3,500)	(6,000)
Net cash used in financing activities	(29,226)	(6,000)

Net decrease in cash and cash equivalents	(1,594,008)	(216,299)
Cash and cash equivalents at beginning of period	5,669,972	4,075,213
Cash and cash equivalents at end of period	$4,075,964	$3,858,914

Supplemental disclosures of cash flow data:
Income taxes paid	$6,000	$35,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010
(Unaudited)
1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three months ended August 31, 2010 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2011.  The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2010 and May 31, 2010:

	August 31, 2010	May 31, 2010

Cash in banks	$1,998,254	$2,171,031
Money market funds	1,827,710	2,499,327
US Treasury securities	—	999,614
Certificates of deposit	250,000	—
	$4,075,964	$5,669,972

4.	Revenue Recognition

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
August 31, 2010
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

Investments recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:

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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31 and May 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2010	Level 1	Level 2	Level 3	Total
US Treasury Securities	$2,497,242	$—	$—	$2,497,242
Certificates of Deposit	—	2,100,000	—	2,100,000
Equity Securities	14,132	—	—	14,132
	$2,511,374	$2,100,000	$—	$4,611,374

May 31, 2010	Level 1	Level 2	Level 3	Total
US Treasury Securities	$1,498,253	$—	$—	$1,498,253
Certificates of Deposit	—	1,500,000	—	1,500,000
Equity Securities	17,136	—	—	17,136
	$1,515,389	$1,500,000	$—	$3,015,389

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at August 31, 2010 and May 31, 2010 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2010
(Unaudited)

August 31, 2010 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

US Treasury Securities	$2,497,242	$—	$—	$2,497,242
Certificates of Deposit	2,100,000	—	—	2,100,000
Equity Securities	16,866	—	2,734	14,132
	$4,614,108	$—	$2,734	$4,611,374

May 31, 2010 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value

US Treasury Securities	$1,498,253	$—	$—	$1,498,253
Certificates of Deposit	1,500,000	—	—	1,500,000
Equity Securities	16,866	270	—	17,136
	$3,015,119	$270	$—	$3,015,389

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

During the three months ended August 31, 2010, the Company purchased a total of 11,400 shares of its common stock for $25,726. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 300,000 shares.  As of September 30, 2010, 226,699 shares remain available for purchase under the plan.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2010
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

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics and providing all the authoritative literature related to a topic in one place. The Company adopted this accounting standard in preparing the condensed consolidated financial statements for the quarter ended November 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I.              Financial Information
        Item 2.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following:  the impact of adverse economic conditions on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer consulting services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission.  The Company is under no obligation to publicly update or revise forward looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2010 compared with three months ended August 31, 2009

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2010		August 31, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$9,364	100.0%	$9,092	100.0%
Cost of sales	7,657	81.8%	7,446	81.9%
Gross profit	1,707	18.2%	1,646	18.1%

Selling, general and administrative expenses	1,636	17.4%	1,526	16.8%
Income from operations	71	0.8%	120	1.3%

Other income, net	3	0.0%	22	0.2%
Income before income taxes	74	0.8%	142	1.5%
Provision for income taxes	33	0.4%	59	0.6%
Net income	$41	0.4%	$83	0.9%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended August 31, 2010 increased $272,000 or 3.0% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 215 for the quarter ended August 31, 2009 to 222 for the quarter ended August 31, 2010.

The Company’s revenue from programmers on billing continue to be negatively affected by discounts, such as prompt payment and volume discounts, required by major customers as a condition for remaining on their approved vendor list and the reduction in the number of vendors on the approved lists to increase pricing competition among the remaining vendors.  In addition, most of the Company’s major customers have retained third parties to provide vendor management services and centralize the consultant hiring process.  Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer.  This process has weakened the relationships the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants.  Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business.  These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.  Revenue has also been impacted by the increased use of offshore development companies, particularly in India, over the past few years to provide technology related work and projects.

As a result of the broad based economic downturn which began in 2008, the Company experienced a decrease in the number of consultants on billing with customers.  These economic conditions also reduced the opportunities to place new consultants on billing with customers. While there are indications that the economy is improving and that levels of business activity is picking up, the economic outlook remains uncertain, particularly in light of the continued weakness in the job market and high unemployment. Although customers’ IT spending may be increasing, the economic outlook remains uncertain and any improvements in the Company’s operating results appear to be slow and uncertain.

Cost of Sales

Cost of sales for the quarter ended August 31, 2010, increased $211,000 or 2.8% to $7,657,000 from $7,446,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 81.9% in the quarter ended August 31, 2009 to 81.8% in the quarter ended August 31, 2010.  The decrease in cost of sales as a percentage of revenue was primarily attributable to a reduced discount structure at one of the Company’s major accounts.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $110,000 or 7.2% from $1,526,000 in the quarter ended August 31, 2009 to $1,636,000 in the quarter ended August 31, 2010.  This increase was primarily attributable to an increase in the number of recruiting personnel. Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions, although such submissions have not yet led to increased placements. Selling, general and administrative expenses, as a percentage of revenue, increased from 16.8% in the quarter ended August 31, 2009 to 17.4% in the quarter ended August 31, 2010 as a result of the new hires.

Income from Operations

Income from operations decreased $49,000 from $120,000 in the quarter ended August 31, 2009 to $71,000 in the quarter ended August 31, 2010. The decrease was primarily attributable to expenses increasing at a greater rate than revenue.

Other Income

Other income for the quarter ended August 31, 2010 resulted primarily from interest and dividend income of $6,000, which decreased by $12,000 from the level realized in the quarter ended August 31, 2009 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarter ended August 31, 2010 reflects the Company’s estimated effective tax rate for the year ending May 31, 2011. The effective income tax rate was 48.2% in the quarter ended August 31, 2009 and 60.5% for the quarter ended August 31, 2010.

Net Income

Net income decreased $42,000 from $83,000 in the quarter ended August 31, 2009 to $41,000 in the quarter ended August 31, 2010.  Net income decreased primarily due to expenses increasing at a greater rate than revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2010, the Company had working capital (total current assets in excess of total current liabilities) of $12,467,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,687,000 as compared to working capital of $12,455,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,685,000 at May 31, 2010.

For the three months ended August 31, 2010, net cash provided by operating activities was $37,000 compared to cash used in operating activities of $208,000 for the three months ended August 31, 2009, or an increase of $245,000.  The cash provided by operating activities primarily resulted from net income of $41,000,  an increase in accounts and other payables and accrued expenses and other current liabilities of $368,000, an increase in prepaid expenses of $30,000 and an increase in prepaid income taxes of $26,000,  offset by an increase in accounts receivable of $430,000. The increase in accounts and other payables and accrued expenses resulted primarily from additional business days included in the accrued payroll. The increase in accounts receivable resulted primarily from additional accounts extending their payment terms from sixty to ninety days. The cash used in operating activities in the three months ended August 31, 2009, resulted primarily from an increase in accounts receivable.

Net cash used in investing activities of $1,601,000 for the three months ended August 31, 2010 primarily resulted from the purchase of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $4,000 and the purchases of 11,400 shares of common stock for $26,000 in the three months ended August 31, 2010.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of Common Stock and approximately 227,000 shares remain available for purchase under this plan.  In the three months ended August 31, 2009, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $6,000.

The Company’s capital resource commitments at August 31, 2010 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2010.

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,101,000	$357,000	$577,000	$143,000	$24,000
Employment Agreements	1,469,000	713,000	450,000	306,000	—
Totals	$2,570,000	$1,070,000	$1,027,000	$449,000	$24,000

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

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics and providing all the authoritative literature related to a topic in one place. The Company adopted this accounting standard in preparing the condensed consolidated financial statements for the quarter ended November 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s consolidated financial statements.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2010 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of August 31, 2010.

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

Part II.             Other Information

Item 2(c)         Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company’s first fiscal quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchase Under the Plans or Programs
June, 2010	11,400	$2.26	11,400	226,699
July, 2010	0	n/a	0	226,699
Aug, 2010	0	n/a	0	226,699
Total	11,400	$2.26	11,400	226,699

(1)
The repurchase plan was authorized by the Board of Directors and publicly announced on December 17, 2007and re-authorized by the Board in January 2010. At the date of re-approval, 226,699 shares were available for repurchase under the plan. The plan does not have an expiration date.

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

TSR Inc.
(Registrant)

Date: October 8, 2010	By:	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: October 8, 2010	By:	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer