Form 10-Q
period 2010-11-30
TSR INC
filed 2011-01-07
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2010

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

As of December 31, 2010, there were 2,019,091 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information:	Page Number

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets –
November 30, 2010 and May 31, 2010	3

Condensed Consolidated Statements of Income –
For the three months and six months ended November 30, 2010 and 2009	4

Condensed Consolidated Statements of Equity –
For the six months ended November 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows –
For the six months ended November 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	16

Part II. Other Information	17

Item 6. Exhibits	17

Signatures	17

Part I.	Financial Information
Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	November 30, 2010	May 31, 2010
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$3,250,275	$5,669,972
Certificates of deposit and marketable securities	4,114,665	3,015,389
Accounts receivable, net of allowance for doubtful accounts of $202,000	8,393,551	6,507,741
Other receivables	4,504	3,957
Prepaid expenses	37,677	94,604
Prepaid and recoverable income taxes	31,450	115,721
Deferred income taxes	90,000	90,000
Total Current Assets	15,922,122	15,497,384

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $430,855 and $427,804	8,901	9,558
Other assets	49,653	49,653
Deferred income taxes	52,000	55,000
Total Assets	$16,032,676	$15,611,595

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$250,458	$259,448
Accrued expenses and other current liabilities	1,596,378	1,291,160
Advances from customers	1,432,740	1,491,490
Total Current Liabilities	3,279,576	3,042,098

Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 2,019,094 and 2,024,794 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,833,163	20,661,190
	25,967,173	25,795,200
Less: Treasury stock, 1,095,069 and 1,089,369 shares, at cost	13,279,249	13,253,523
Total TSR, Inc. Equity	12,687,924	12,541,677
Noncontrolling Interest	65,176	27,820
Total Equity	12,753,100	12,569,497
Total Liabilities and Equity	$16,032,676	$15,611,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three Months and Six Months Ended November 30, 2010 and 2009
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Revenue, net	$9,756,983	$9,340,341	$19,120,876	$18,432,643

Cost of sales	7,853,945	7,654,462	15,510,435	15,100,963
Selling, general and administrative expenses	1,611,636	1,516,003	3,248,141	3,042,045
	9,465,581	9,170,465	18,758,576	18,143,008
Income from operations	291,402	169,876	362,300	289,635

Other income (expense):
Interest and dividend income	5,459	14,176	11,239	32,472
Unrealized gain (loss) on marketable securities, net	2,794	(896)	(210)	2,784

Income before income taxes	299,655	183,156	373,329	324,891
Provision for income taxes	124,000	82,000	157,000	141,000
Consolidated net income	175,655	101,156	216,329	183,891
Less: Net income attributable to noncontrolling interest	(25,244)	(21,463)	(44,356)	(40,820)
Net income attributable to TSR, Inc.	$150,411	$79,693	$171,973	$143,071
Basic and diluted net income per TSR, Inc. common share	$0.07	$0.04	$0.09	$0.07
Weighted average number of basic and diluted common shares outstanding	2,019,094	2,025,244	2,020,117	2,025,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Six Months Ended November 30, 2010 and 2009
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2009	6,228,326	$62,283	$5,071,727	$20,517,707	$(13,251,231)	$17,636	$12,418,122

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	—	—	—	—
Adjusted May 31, 2009	3,114,163	31,142	5,102,868	20,517,707	(13,251,231)	17,636	12,418,122

Net income attributable to noncontrolling interest	—	—	—	—	—	40,820	40,820

Distribution to noncontrolling interest	—	—	—	—	—	(6,000)	(6,000)

Net income attributable to TSR, Inc.	—	—	—	143,071	—	—	143,071
Balance at November 30, 2009	3,114,163	$31,142	$5,102,868	$20,660,778	$(13,251,231)	$52,456	$12,596,013

Balance at May 31, 2010	6,228,326	$62,283	$5,071,727	$20,661,190	$(13,253,523)	$27,820	$12,569,497

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	—	—	—	—
Adjusted May 31, 2010	3,114,163	31,142	5,102,868	20,661,190	(13,253,523)	27,820	12,569,497

Net income attributable to noncontrolling interest	—	—	—	—	—	44,356	44,356

Distribution to noncontrolling interest	—	—	—	—	—	(7,000)	(7,000)

Purchases of treasury stoc	—	—	—	—	(25,726)	—	(25,726)

Net income attributable to TSR, Inc.	—	—	—	171,973	—	—	171,973
Balance at November 30, 2010	3,114,163	$31,142	$5,102,868	$20,833,163	$(13,279,249)	$65,176	$12,753,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended November 30, 2010 and 2009
(UNAUDITED)

	Six Months Ended November 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$216,329	$183,891

Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	3,051	9,087
Unrealized (gain) loss on marketable securities, net	210	(2,784)
Deferred income taxes	3,000	44,000

Changes in operating assets and liabilities:
Accounts receivable	(1,885,810)	(856,586)
Other receivables	(547)	4,912
Prepaid expenses	56,927	18,116
Prepaid and recoverable income taxes	84,271	(32,337)
Accounts and other payables and accrued expenses and other current liabilities	296,228	(98,435)
Advances from customers	(58,750)	(24,000)
Net cash used in operating activities	(1,285,091)	(754,136)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,748,253	2,996,508
Purchases of marketable securities	(3,847,739)	(1,999,191)
Purchases of equipment and leasehold improvements	(2,394)	(2,284)
Net cash provided by (used in) investing activities	(1,101,880)	995,033

Cash flows from financing activities:
Purchases of treasury stock	(25,726)	—
Distribution to noncontrolling interest	(7,000)	(6,000)
Net cash used in financing activities	(32,726)	(6,000)

Net increase (decrease) in cash and cash equivalents	(2,419,697)	234,897
Cash and cash equivalents at beginning of period	5,669,972	4,075,213
Cash and cash equivalents at end of period	$3,250,275	$4,310,110

Supplemental disclosures of cash flow data:
Income taxes paid	$70,000	$130,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three and six months ended November 30, 2010 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2011.  The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010.

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
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2010 and May 31, 2010:

	November 30, 2010	May 31, 2010
Cash in banks	$568,116	$2,171,031
Money market funds	2,682,159	2,499,327
US Treasury securities	—	999,614
	$3,250,275	$5,669,972

4.	Revenue Recognition
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
November 30, 2010
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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2010 and May 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2010	Level 1	Level 2	Level 3	Total

US Treasury Securities	$2,497,740	$—	$—	$2,497,740
Certificates of Deposit	—	1,600,000	—	1,600,000
Equity Securities	16,925	—	—	16,925

	$2,514,665	$1,600,000	$—	$4,114,665

May 31, 2010	Level 1	Level 2	Level 3	Total

US Treasury Securities	$1,498,253	$—	$—	$1,498,253
Certificates of Deposit	—	1,500,000	—	1,500,000
Equity Securities	17,136	—	—	17,136

	$1,515,389	$1,500,000	$—	$3,015,389

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at November 30, 2010 and May 31, 2010 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
November 30, 2010
(Unaudited)

November 30, 2010 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$2,497,740	$—	$—	$2,497,740
Certificates of Deposit	1,600,000	—	—	1,600,000
Equity Securities	16,866	59	—	16,925
	$4,114,606	$59	$—	$4,114,665

May 31, 2010 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$1,498,253	$—	$—	$1,498,253
Certificates of Deposit	1,500,000	—	—	1,500,000
Equity Securities	16,866	270	—	17,136
	$3,015,119	$270	$—	$3,015,389

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
On November 10, 2010, the Board of Directors and shareholders of the Company approved a 1:2 reverse stock split to be effective on November 29, 2010. The authorized preferred stock was reduced from 1,000,000 to 500,000 shares. There continue to be no preferred shares issued or outstanding. The authorized common stock was reduced from 25,000,000 to 12,500,000 shares. The issued common shares were reduced from 6,228,326 to 3,114,163. The outstanding common shares were reduced from 4,038,188 to 2,019,094. The effect of the reverse stock split has been effected in all prior periods presented.

During the six months ended November 30, 2010, the Company purchased a total of 5,700 shares of its common stock for $25,726. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of December 31, 2010, 113,350 shares remain available for purchase under the plan. The number of shares noted above has been adjusted for the 1:2 reverse split effected November 29, 2010.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
November 30, 2010
(Unaudited)

8.	Other Matters
From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. This accounting standard was subsequently codified into ASC Topic 825, “Financial Instruments.” In addition, the FASB issued an accounting standard to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and to also provide guidance for determining whether a transaction is an orderly one. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.” The FASB also issued an accounting standard which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. This accounting standard was subsequently codified into ASC Topic 320, “Investments – Debt and Equity Securities.” The requirements of these three accounting standards are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all these accounting standards. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted the accounting standards for the first quarter of fiscal 2010.

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

Results of Operations
The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2010 compared with three months ended November 30, 2009

	(Dollar amounts in thousands) Three Months Ended November 30,
	November 30, 2010		November 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$9,757	100.0%	$9,340	100.0%
Cost of sales	7,854	80.5%	7,654	81.9%
Gross profit	1,903	19.5%	1,686	18.1%

Selling, general and administrative expenses	1,611	16.5%	1,516	16.2%
Income from operations	292	3.0%	170	1.9%

Other income, net	8	0.1%	13	0.1%
Income before income taxes	300	3.1%	183	2.0%
Provision for income taxes	124	1.3%	82	0.9%
Net income	$176	1.8%	$101	1.1%

TSR, INC. AND SUBSIDIARIES

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended November 30, 2010 increased $417,000 or 4.5% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 222 for the quarter ended November 30, 2009 to 232 for the quarter ended November 30, 2010.

Since the broad based economic downturn which began in 2008, the Company experienced a decrease in the number of consultants on billing with customers.  These economic conditions also reduced the opportunities to place new consultants on billing with customers. More recently there have been indications that there are improvements in the economy and that levels of business activity is picking up, resulting in an increase in opportunities to place consultants on billing with customers. Although customers’ IT spending may be increasing, the economic outlook remains uncertain and any improvements in the Company’s operating results appear to be slow and uncertain.

Cost of Sales
Cost of sales for the quarter ended November 30, 2010, increased $200,000 or 2.6% to $7,854,000 from $7,654,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 81.9% in the quarter ended November 30, 2009 to 80.5% in the quarter ended November 30, 2010.  The decrease in cost of sales as a percentage of revenue was primarily attributable to a reduced discount structure at one of the Company’s major accounts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $95,000 or 6.3% from $1,516,000 in the quarter ended November 30, 2009 to $1,611,000 in the quarter ended November 30, 2010.  This increase was primarily attributable to an increase in the number of recruiting personnel. Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions, although such submissions have not yet led to the expected increases in placements. Selling, general and administrative expenses, as a percentage of revenue, increased from 16.2% in the quarter ended November 30, 2009 to 16.5% in the quarter ended November 30, 2010 as a result of the new hires.

Income from Operations
Income from operations increased $122,000 from $170,000 in the quarter ended November 30, 2009 to $292,000 in the quarter ended November 30, 2010. The increase was primarily attributable to the increase in revenue and the reduced discount structure at a major client.

Other Income
Other income for the quarter ended November 30, 2010 resulted primarily from interest and dividend income of $5,000, which decreased by $9,000 from the level realized in the quarter ended November 30, 2009 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
The income tax provision included in the Company’s results of operations for the quarter ended November 30, 2010 reflects the Company’s estimated effective tax rate for the year ending May 31, 2011. The effective income tax rate was 44.8% in the quarter ended November 30, 2009 and 41.3% for the quarter ended November 30, 2010.

Net Income
Net income increased $75,000 from $101,000 in the quarter ended November 30, 2009 to $176,000 in the quarter ended November 30, 2010.  Net income increased primarily due to the increase in revenue and the reduced discount structure at a major client.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2010 compared with six months ended November 30, 2009

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2010		November 30, 2009
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$19,121	100.0%	$18,433	100.0%
Cost of sales	15,511	81.1%	15,101	81.9%
Gross profit	3,610	18.9%	3,332	18.1%

Selling, general and administrative expenses	3,248	17.0%	3,042	16.5%
Income from operations	362	1.9%	290	1.6%

Other income, net	11	0.0%	35	0.2%
Income before income taxes	373	1.9%	325	1.8%
Provision for income taxes	157	0.8%	141	0.8%
Net income	$216	1.1%	$184	1.0%

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the six months ended November 30, 2010 increased $688,000 or 3.7% from the prior year period.  The average number of consultants on billing with customers increased from approximately 219 for the six months ended November 30, 2009 to 227 for the six months ended November 30, 2010.

The Company’s revenue for the six months ended November 30, 2010 has been effected by the same economic factors as detailed for the quarter ended November 30, 2010.

Cost of Sales
Cost of sales for the six months ended November 30, 2010, increased $409,000 or 2.7% to $15,510,000 from $15,101,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 81.9% in the six months ended November 30, 2009 to 81.1% in the six months ended November 30, 2010.  The decrease in cost of sales as a percentage of revenue was primarily attributable to a reduced discount structure at one of the Company’s major accounts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $206,000 or 6.8% from $3,042,000 in the six months ended November 30, 2009 to $3,248,000 in the six months ended November 30, 2010.  This increase was primarily attributable to an increase in the number of recruiting personnel. Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions, although such submissions have not yet led to the expected increases in placements. Selling, general and administrative expenses, as a percentage of revenue, increased from 16.5% in the six months ended November 30, 2009 to 17.0% in the six months ended November 30, 2010 as a result of the new hires.

TSR, INC. AND SUBSIDIARIES

Income from Operations
Income from operations increased $72,000 from $290,000 in the six months ended November 30, 2009 to $362,000 in the six months ended November 30, 2010. The increase was primarily attributable to the increase in revenue and the reduced discount structure at a major client.

Other Income
Other income for the six months ended November 30, 2010 resulted primarily from interest and dividend income of $11,000, which decreased by $21,000 from the level realized in the six months ended November 30, 2009 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
The income tax provision included in the Company’s results of operations for the six months ended November 30, 2010 reflects the Company’s estimated effective tax rate for the year ending May 31, 2011. The effective income tax rate was 43.4% in the six months ended November 30, 2009 and 42.1% for the six months ended November 30, 2010.

Net Income
Net income increased $32,000 from $184,000 in the six months ended November 30, 2009 to $216,000 in the six months ended November 30, 2010.  Net income increased primarily due to the increase in revenue and the reduced discount structure at a major client.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2010, the Company had working capital (total current assets in excess of total current liabilities) of $12,643,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,365,000 as compared to working capital of $12,455,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,685,000 at May 31, 2010.

For the six months ended November 30, 2010, net cash used in operating activities was $1,285,000 compared to cash used in operating activities of $754,000 for the six months ended November 30, 2009, or an increase in cash used in operating activities of $531,000.  The cash used in operating activities primarily resulted from an increase in accounts receivable of $1,886,000. The increase in accounts receivable resulted primarily from additional customers extending their payment terms from sixty to ninety days. The cash used in operating activities in the six months ended November 30, 2009, resulted primarily from an increase in accounts receivable.

Net cash used in investing activities of $1,102,000 for the six months ended November 30, 2010 primarily resulted from the purchase of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $7,000 and the purchases of 5,700 shares of common stock for $26,000 in the six months ended November 30, 2010.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of common stock and approximately 113,000 shares remain available for purchase under this plan.  The number of shares purchased and the remaining shares authorized to be purchased have been adjusted for a 1:2 reverse split effective November 29, 2010.  In the six months ended November 30, 2009, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $6,000.

The Company’s capital resource commitments at November 30, 2010 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2010.

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$948,000	$295,000	$504,000	$143,000	$6,000
Employment Agreements	1,263,000	600,000	400,000	263,000	—
Totals	$2,211,000	$895,000	$904,000	$406,000	$6,000

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to require that disclosures concerning the fair value of financial instruments be presented in interim as well as in annual financial statements. This accounting standard was subsequently codified into ASC Topic 825, “Financial Instruments.” In addition, the FASB issued an accounting standard to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and to also provide guidance for determining whether a transaction is an orderly one. This accounting standard was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.” The FASB also issued an accounting standard which revised and expanded the guidance concerning the recognition and measurement of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. In addition, it required enhanced disclosures concerning such impairment for both debt and equity securities. This accounting standard was subsequently codified into ASC Topic 320, “Investments – Debt and Equity Securities.” The requirements of these three accounting standards are effective for interim reporting periods ending after June 15, 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt all these accounting standards. Disclosures for earlier periods presented for comparative purposes at initial adoption are not required. In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption. The Company has adopted the accounting standards for the first quarter of fiscal 2010.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2010 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of November 30, 2010.

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

TSR Inc.
(Registrant)

Date: January 7, 2011	By:	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: January 7, 2011	By:	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer