Form 10-Q
period 2011-02-28
TSR INC
filed 2011-04-01
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended February 28, 2011

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

Commission File Number:                                                                           0-8656

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of Incorporation or organization)	13-2635899 (I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY  11788

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

As of March 31, 2011, there were 2,019,091 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES
INDEX

			Page
Part I.	Financial Information:		Number

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets –
		February 28, 2011 and May 31, 2010	3

		Condensed Consolidated Statements of Operations –
		For the three months and nine months ended February 28, 2011 and 2010	4

		Condensed Consolidated Statements of Equity –
		For the nine months ended February 28, 2011 and 2010	5

		Condensed Consolidated Statements of Cash Flows –
		For the nine months ended February 28, 2011 and 2010	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4T.	Controls and Procedures	16

Part II.	Other Information		17

	Item 6.	Exhibits	17

Signatures			17

Part I.	Financial Information Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2011	May 31, 2010
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$2,929,263	$5,669,972
Certificates of deposit and marketable securities	4,015,017	3,015,389
Accounts receivable, net of allowance for doubtful accounts of $202,000 in 2011 and 2010	8,475,180	6,507,741
Other receivables	4,420	3,957
Prepaid expenses	70,857	94,604
Prepaid and recoverable income taxes	69,539	115,721
Deferred income taxes	90,000	90,000
Total Current Assets	15,654,276	15,497,384

Certificates of deposit and marketable securities Equipment and leasehold improvements, net of accumulated depreciation	250,000	—
and amortization of $432,766 and $427,804	11,525	9,558
Other assets	49,653	49,653
Deferred income taxes	51,000	55,000

Total Assets	$16,016,454	$15,611,595

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$255,192	$259,448
Accrued expenses and other current liabilities	1,631,127	1,291,160
Advances from customers	1,480,690	1,491,490

Total Current Liabilities	3,367,009	3,042,098
Commitments and contingencies Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 2,019,091 and 2,024,794 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,766,343	20,661,190
	25,900,353	25,795,200
Less: Treasury stock, 1,095,072 and 1,089,369 shares, at cost	13,279,263	13,253,523
Total TSR, Inc. Equity	12,621,090	12,541,677

Noncontrolling Interest	28,355	27,820

Total Equity	12,649,445	12,569,497

Total Liabilities and Equity	$16,016,454	$15,611,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months and Nine Months Ended February 28, 2011 and 2010
(UNAUDITED)

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011		2010		2011	2010
Revenue, net		$9,377,193		$8,960,808	$28,498,069	$27,393,451

Cost of sales		7,743,291		7,419,281	23,253,726	22,520,244
Selling, general and administrative expenses		1,717,039		1,543,943	4,965,180	4,585,988
		9,460,330		8,963,224	28,218,906	27,106,232
Income (loss) from operations		(83,137)		(2,416)	279,163	287,219

Other income:
Interest and dividend income		4,714		6,223	15,953	38,695
Unrealized gain on marketable securities, net		250		1,064	40	3,848

Income (loss) before income taxes		(78,173)		4,871	295,156	329,762
Provision (recovery) for income taxes		(17,000)		8,000	140,000	149,000
Consolidated net income (loss)		(61,173)		(3,129)	155,156	180,762
Less: Net income attributable to noncontrolling interest		(5,647)		(2,607)	(50,003)	(43,427)
Net income (loss) attributable to TSR, Inc.		$(66,820)		$(5,736)	$105,153	$137,335

Basic and diluted net income (loss) per TSR, Inc. common share	$	(0.03)	$	(0.00)	$0.05	$0.07
Weighted average number of basic and diluted common shares outstanding		2,019,091		2,025,244	2,019,775	2,025,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Nine Months Ended February 28, 2011 and 2010
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2009	6,228,326	$62,283	$5,071,727	$20,517,707	$(13,251,231)	$17,636	$12,418,122

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	—	—	—	—
Adjusted May 31, 2009	3,114,163	31,142	5,102,868	20,517,707	(13,251,231)	17,636	12,418,122

Net income attributable to noncontrolling interest	—	—	—	—	—	43,427	43,427

Distribution to noncontrolling interest	—	—	—	—	—	(39,461)	(39,461)

Net income attributable to TSR, Inc.	—	—	—	137,335	—	—	137,335
Balance at February 28, 2010	3,114,163	$31,142	$5,102,868	$20,655,042	$(13,251,231)	$21,602	$12,559,423

Balance at May 31, 2010	6,228,326	$62,283	$5,071,727	$20,661,190	$(13,253,523)	$27,820	$12,569,497

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	—	—	—	—
Adjusted May 31, 2010	3,114,163	31,142	5,102,868	20,661,190	(13,253,523)	27,820	12,569,497

Net income attributable to noncontrolling interest	—	—	—	—	—	50,003	50,003

Distribution to noncontrolling interest	—	—	—	—	—	(49,468)	(49,468)

Purchases of treasury stock	—	—	—	—	(25,740)	—	(25,740)

Net income attributable to TSR, Inc.	—	—	—	105,153	—	—	105,153
Balance at February 28, 2011	3,114,163	$31,142	$5,102,868	$20,766,343	$(13,279,263)	$28,355	$12,649,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended February 28, 2011 and 2010
(UNAUDITED)

	Nine Months Ended February 28,
	2011		2010
Cash flows from operating activities:
Consolidated net income	$155,156		$180,762

Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	4,962		10,280
Unrealized gain on marketable securities, net	(40)		(3,848)
Deferred income taxes	4,000		44,000

Changes in operating assets and liabilities:
Accounts receivable	(1,967,439)		(588,502)
Other receivables	(463)		11,589
Prepaid expenses	23,747		533
Prepaid and recoverable income taxes	46,182		(21,169)
Accounts and other payables and accrued expenses and other current liabilities	335,711		(106,870)
Advances from customers	(10,800)		56,900
Net cash used in operating activities	(1,408,984)		(416,325)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	4,097,242		3,997,133
Purchases of marketable securities	(5,346,830)		(2,749,191)
Purchases of equipment and leasehold improvements	(6,929)		(2,284)
Net cash provided by (used in) investing activities	(1,256,517)		1,245,658

Cash flows from financing activities:
Purchases of treasury stock Distribution to noncontrolling interest	(25,740 (49,468	) )	— (39,461)
Net cash used in financing activities	(75,208)		(39,461)

Net increase (decrease) in cash and cash equivalents	(2,740,709)		789,872
Cash and cash equivalents at beginning of period	5,669,972		4,075,213
Cash and cash equivalents at end of period	$2,929,263		$4,865,085

Supplemental disclosures of cash flow data:
Income taxes paid	$92,000		$126,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)
1.    Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three and nine months ended February 28, 2011 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2011.  The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010.

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

3.    Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2011 and May 31, 2010:

	February 28, 2011	May 31, 2010
Cash in banks	$393,316	$2,171,031
Money market funds US Treasury securities	2,535,947 —	2,499,327 999,614
	$2,929,263	$5,669,972

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
February 28, 2011
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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2011 and May 31, 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2011	Level 1	Level 2	Level 3	Total

US Treasury Securities	$2,497,841	$—	—	$2,497,841
Certificates of Deposit	—	1,750,000	—	1,750,000
Equity Securities	17,176	—	—	17,176

	$2,515,017	$1,750,000	$—	$4,265,017

May 31, 2010	Level 1	Level 2	Level 3	Total

US Treasury Securities	$1,498,253	$—	$—	$1,498,253
Certificates of Deposit	—	1,500,000	—	1,500,000
Equity Securities	17,136	—	—	17,136

	$1,515,389	$1,500,000	$—	$3,015,389

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at February 28, 2011 and May 31, 2010 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
February 28, 2011
(Unaudited)

February 28, 2011 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$2,497,841	$—	$—	$2,497,841
Certificates of Deposit	1,500,000	—	—	1,500,000
Equity Securities	16,866	310	—	17,176
	$4,214,707	$310	$—	$4,215,017
Long - Term
Certificates of Deposit	$250,000	$—	$—	$250,000

May 31, 2010 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$1,498,253	$—	$—	$1,498,253
Certificates of Deposit	1,500,000	—	—	1,500,000
Equity Securities	16,866	270	—	17,136
	$3,015,119	$270	$—	$3,015,389

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
February 28, 2011
(Unaudited)

7.    Stockholders’ Equity

On November 10, 2010, the Board of Directors and shareholders of the Company approved a 1:2 reverse stock split to be effective on November 29, 2010. The authorized preferred stock was reduced from 1,000,000 to 500,000 shares. There continues to be no preferred shares issued or outstanding. The authorized common stock was reduced from 25,000,000 to 12,500,000 shares. The issued common shares were reduced from 6,228,326 to 3,114,163. The outstanding common shares were reduced from 4,038,188 to 2,019,094. The effect of the reverse stock split has been effected in all prior periods presented.

During the nine months ended February 28, 2011, the Company purchased a total of 5,703 shares of its common stock for $25,740. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of March 31, 2011, 113,347 shares remain available for purchase under the plan. The number of shares noted above has been adjusted for the 1:2 reverse split effected November 29, 2010.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2011 compared with three months ended February 28, 2010

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2011		February 28, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$9,377	100.0%	$8,961	100.0%
Cost of sales	7,743	82.6%	7,419	82.8%
Gross profit	1,634	17.4%	1,542	17.2%

Selling, general and administrative expenses	1,717	18.3%	1,544	17.2%
Loss from operations	(83)	(0.9)%	(2)	(0.0)%

Other income, net	5	0.1%	7	0.1%
Income (loss) before income taxes	(78)	(0.8)%	5	0.1%
Provision for (recovery of) income taxes	(17)	(0.2)%	8	0.1%
Consolidated net loss	$(61)	(0.6)%	$(3)	(0.0)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended February 28, 2011 increased $416,000 or 4.6% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 217 for the quarter ended February 28, 2010 to 238 for the quarter ended February 28, 2011.

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

Cost of Sales

Cost of sales for the quarter ended February 28, 2011, increased $324,000 or 4.4% to $7,743,000 from $7,419,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 82.8% in the quarter ended February 28, 2010 to 82.6% in the quarter ended February 28, 2011.  The decrease in cost of sales as a percentage of revenue was primarily attributable to a reduced discount structure at one of the Company’s major accounts.  The decrease was offset, to an extent, by an increase in state unemployment payroll taxes which were effective at the beginning of the calendar year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $173,000 or 11.2% from $1,544,000 in the quarter ended February 28, 2010 to $1,717,000 in the quarter ended February 28, 2011.  This increase was primarily attributable to an increase in the number of recruiting personnel and the initial costs associated with the hiring and training of such personnel, which costs are expected to continue for the balance of the fiscal year. Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential position. Such increased submissions have not yet led to the expected increases in placements. Selling, general and administrative expenses, as a percentage of revenue, increased from 17.2% in the quarter ended February 28, 2010 to 18.3% in the quarter ended February 28, 2011 as a result of the new hires.

Loss from Operations

Loss from operations increased $81,000 from $2,000 in the quarter ended February 28, 2010 to $83,000 in the quarter ended February 28, 2011. The increase in the loss was primarily attributable to the increase in the number of technical recruiters and the initial costs associated with these new hires and also to an increase in state unemployment payroll tax rates.  The losses in the quarters ended February 28, 2011 and 2010 were primarily attributable to unemployment payroll taxes based on calendar year income thresholds which taxes are incurred mostly in the first calendar quarter each year.

Other Income

Other income for the quarter ended February 28, 2011 resulted primarily from interest and dividend income of $5,000, which decreased by $2,000 from the level realized in the quarter ended February 28, 2010 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

TSR, INC. AND SUBSIDIARIES

Income Taxes

The income tax provision (recovery) included in the Company’s results of operations for the quarters ended February 28, 2011 and 2010 reflect the Company’s estimated effective tax rate for the years ending May 31, 2011 and 2010, respectively. The income tax recovery for the quarter ended February 28, 2011 was less than expected due to a change in the estimated income taxes for the full year.

Consolidated Net Loss

Net loss increased $58,000 from $3,000 in the quarter ended February 28, 2010 to $61,000 in the quarter ended February 28, 2011.  The increase in the loss was primarily attributable to the increase in the number of technical recruiters and the initial costs associated with these new hires and also to an increase in state unemployment payroll tax rates.

Nine months ended February 28, 2011 compared with nine months ended February 28, 2010

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2011		February 28, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$28,498	100.0%	$27,393	100.0%
Cost of sales	23,254	81.6%	22,520	82.2%
Gross profit	5,244	18.4%	4,873	17.8%

Selling, general and administrative expenses	4,965	17.4%	4,586	16.8%
Income from operations	279	1.0%	287	1.0%

Other income, net	16	0.0%	43	0.2%
Income before income taxes	295	1.0%	330	1.2%
Provision for income taxes	140	0.5%	149	0.5%
Consolidated net income	$155	0.5%	$181	0.7%

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the nine months ended February 28, 2011 increased $1,105,000 or 4.0% from the prior year period.  The average number of consultants on billing with customers increased from approximately 218 for the nine months ended February 28, 2010 to 231 for the nine months ended February 28, 2011.

The Company’s revenue for the nine months ended February 28, 2011 has been effected by the same economic factors as detailed for the quarter ended February 28, 2011.

Cost of Sales

Cost of sales for the nine months ended February 28, 2011, increased $734,000 or 3.3% to $23,254,000 from $22,520,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 82.2% in the nine months ended February 28, 2010 to 81.6% in the nine months ended February 28, 2011.  The decrease in cost of sales as a percentage of revenue was primarily attributable to a reduced discount structure at one of the Company’s major accounts.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $379,000 or 8.3% from $4,586,000 in the nine months ended February 28, 2010 to $4,965,000 in the nine months ended February 28, 2011.  This increase was primarily attributable to an increase in the number of recruiting personnel and the initial costs associated with the hiring and training of such personnel, which costs are expected to continue for the balance of the fiscal year. Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions. Such increased submissions have not yet led to the expected increases in placements.  Selling, general and administrative expenses, as a percentage of revenue, increased from 16.8% in the nine months ended February 28, 2010 to 17.4% in the nine months ended February 28, 2011 as a result of the new hires.

Income from Operations

Income from operations decreased $8,000 from $287,000 in the nine months ended February 28, 2010 to $279,000 in the nine months ended February 28, 2011. The decrease was primarily attributable to the increased selling, general and administrative expenses from the increased number of technical recruiters and the initial costs associated with these new hires.

Other Income

Other income for the nine months ended February 28, 2011 resulted primarily from interest and dividend income of $16,000, which decreased by $27,000 from the level realized in the nine months ended February 28, 2010 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes

The income tax provision included in the Company’s results of operations for the nine months ended February 28, 2011 reflects the Company’s estimated effective tax rate for the year ending May 31, 2011. The effective income tax rate was 45.2% in the nine months ended February 28, 2010 and 47.5% for the nine months ended February 28, 2011.

Consolidated Net Income

Net income decreased $26,000 from $181,000 in the nine months ended February 28, 2010 to $155,000 in the nine months ended February 28, 2011.  Net income decreased primarily due to the increased selling, general and administrative expenses from the increased number of technical recruiters.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 28, 2011, the Company had working capital (total current assets in excess of total current liabilities) of $12,287,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,944,000 as compared to working capital of $12,455,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,685,000 at May 31, 2010.

For the nine months ended February 28, 2011, net cash used in operating activities was $1,409,000 compared to cash used in operating activities of $416,000 for the nine months ended February 28, 2010, or an increase in cash used in operating activities of $993,000.  The cash used in operating activities primarily resulted from an increase in accounts receivable of $1,967,000. The increase in accounts receivable resulted primarily from additional customers extending their payment terms from sixty to ninety days. The cash used in operating activities in the nine months ended February 28, 2010, resulted primarily from an increase in accounts receivable.

Net cash used in investing activities of $1,257,000 for the nine months ended February 28, 2011 primarily resulted from the purchase of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $49,000 and the purchases of 5,703 shares of common stock for $25,740 in the nine months ended February 28, 2011.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of common stock and approximately 113,000 shares remain available for purchase under this plan.  The number of shares purchased and the remaining shares authorized to be purchased have been adjusted for a 1:2 reverse split effective November 29, 2010.  In the nine months ended February 28, 2010, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $39,000.

The Company’s capital resource commitments at February 28, 2011 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2011.

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$923,000	$361,000	$430,000	$132,000	$—
Employment Agreements	1,056,000	488,000	350,000	218,000	—
Totals	$1,979,000	$849,000	$780,000	$350,000	$—

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2010 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of February 28, 2011.

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

Part II.    Other Information

Item 6.    Exhibits
            (a).
Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: April 1, 2011	By:	/s/ J.F. Hughes
J.F. Hughes, Chairman and President
Title

Date: April 1, 2011	By:	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer