Form 10-K
period 2011-05-31
TSR INC
filed 2011-08-04
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2011

or

☐  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number:  0-8656

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2635899

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY  11788

 (Address of principal executive offices)

Registrant’s telephone number:  631-231-0333

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value, $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.  ☐Yes  ☒ No

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
☐ Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer  ☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $6.60 at November 30, 2010 was $7,207,000.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2011 was 2,019,091.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2011 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.
Form 10-K
For the Fiscal Year Ended May 31, 2011
Table of Contents

PART I

Item 1.                      Business

General
TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its clients.  The Company provides its clients with technical computer personnel to supplement their in-house information technology (“IT”) capabilities.  The Company’s clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets.  In the year ended May 31, 2011, the Company provided IT staffing services to approximately 71 clients.

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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region.  The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York.  The Company does not currently intend to open additional offices.  Due to the continuing impact of the current economic environment, the Company does not have current plans to hire additional account executives.  The Company has recently hired additional technical recruiters to address increased requests by clients for submissions of qualified technical personnel for potential positions, although such submissions have not yet resulted in increased placements.  As of May 31, 2011, the Company employed 17 persons who are responsible for recruiting technical personnel and 8 persons who are account executives.  As of May 31, 2010 the Company had employed 12 technical personnel recruiters and 10 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs.  The Company provided services to approximately 71 clients during the year ended May 31, 2011 as compared to 74 in the prior fiscal year.  The Company has historically derived a significant percentage of its total revenue from a relatively small number of clients.  In the fiscal year ended May 31, 2011, the Company had four clients which each consisted of more than 10% of consolidated revenues. The largest of these was Tata Consultancy Services (TCS) which provides vendor management services under an arrangement where the Company enters into a subcontract with TCS and TCS directly contracts with the Company’s end client, The McGraw Hill Companies, which constituted 16.9% of consolidated revenue for the year ended May 31, 2011.  Additionally, New York Life Insurance and Credit Suisse accounted for 11.8% and 11.0% of consolidated revenue, respectively, for the fiscal year ended May 31, 2011.  Beeline, which also provides vendor management services to three end clients, constituted 10.3% of consolidated revenue. None of these three end clients alone constituted more than 10% of consolidated revenue.  Additionally, the Company’s top ten clients (including end clients of vendor management companies) accounted for 87% of consolidated revenue in fiscal 2011 and 78% in fiscal 2010.  While continuing its efforts to expand further its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts.

Many of the Company’s major customers have retained a third party to provide vendor management services and centralize the consultant hiring process.  Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer.  This process has weakened the relationships the Company has built with its client contacts, the project managers, who the Company would normally work directly with to place consultants.  Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business.  These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects.  The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis.  The Company devotes significant resources to recruiting technical personnel, maintaining 17 recruiters based in the U.S. and contracting with an India based company for 5 recruiters in India to help locate U.S. based technical consultants.  Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services.  In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers.

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

Personnel
As of May 31, 2011, the Company employs 183 people including its 3 executive officers.  Of such employees 8 are engaged in sales, 17 are recruiters for programmers, 145 are technical and programming consultants, and 10 are in administrative and clerical functions.  None of the Company’s employees belong to unions.

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

Dependence on Significant Customers.

In the fiscal year, ended May 31, 2011, the Company’s largest client, Tata Consultancy Services (TCS) accounted for 16.9% of the Company’s consolidated revenue.  TCS is a vendor management company through which the Company provides services to one end client, The McGraw Hill Companies. The Company’s ten largest clients constituted 87% of consolidated revenue in fiscal 2011. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates.  In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company’s services under such contracts without penalty.  See “Rapidly Changing Industry” below.

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

Competitive Market for Account Executives and Technical Recruiters

The Company faces a highly competitive market for the limited number of qualified personnel. During the current economic downturn, the Company has not been seeking to increase the number of account executives, although the Company has commenced hiring technical recruiters. The competitive market for such personnel could affect the Company’s ability to hire such personnel, and, if the Company is successful in hiring such personnel, there can be no assurance that such hiring will result in increased revenue.

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

Additionally, a number of companies have, in recent years, limited the number of vendors on their approved vendor lists, and are continuing to do so. In some cases this has required the Company to sub-contract with a company on the approved vendor list to provide services to customers.  The staffing industry has also experienced margin erosion caused by this increased competition, and customers leveraging their buying power by consolidating the number of vendors with which they deal.

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

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment.  During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants.  As a result, any significant economic downturn could have material adverse affect on the Company’s results of operations.  As a result of the broad based economic downturn, the Company has experienced a decrease in the number of consultants on billing with customers. These economic conditions have also reduced the opportunities to place new consultants on billing with customers. While customers’ IT spending during the 2011 fiscal year appears to have increased, any improvements have been slow and uncertain. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s revenue. In addition to the impact of the economic uncertainties, the Company has not been successful in increasing its penetration with existing customers or expanding its customer base.  There is no assurance that the Company will achieve growth in its sales at such time as the Company’s business is not affected by the current economic conditions.

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

Effect of Offshore Outsourcing

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenue to decline.  In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India and other eastern Asia countries, to perform technology related work and projects.  This trend has contributed to the decline in domestic IT staffing revenue for the industry. There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

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

Voting Power of Major Shareholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 45% of the Company’s voting power as of July 31, 2011.  As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company’s common shareholders.

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

Item 1B.         Unresolved Staff Comments
None

Item 2.            Properties.
The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2015, with annual rentals of approximately $65,000.  This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary.  The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2012) and Edison, New Jersey (lease expires August, 2013), with aggregate monthly rentals of approximately $24,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.           Legal Proceedings.
There are no material legal proceedings.

Item 4.           Removed and Reserved

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s shares of Common Stock now trade on the NASDAQ Capital Market under the symbol TSRI. Previously, until December 2009, the shares traded on the NASDAQ Global Market.  The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2011 and 2010:

	JUNE 1, 2010 – MAY 31, 2011

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$5.22	$12.41	$8.58	$5.13
Low Sales Price	4.06	3.90	4.52	4.70

	JUNE 1, 2009 – MAY 31, 2010

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$4.50	$4.72	$5.02	$5.60
Low Sales Price	3.44	3.84	4.32	4.40

There were 106 holders of record of the Company’s Common Stock as of July 31, 2011.  Additionally, the Company estimates that there were approximately 1,500 beneficial holders as of that date.  All sales prices have been adjusted for the 1:2 reverse stock split affected November 29, 2010. The Company paid a dividend of $0.10 per quarter for the first two quarters of fiscal 2009.  The Company has suspended payment of further dividends due to the continuing impact of the current economic environment. There can be no assurance that the Company will resume the payment of dividends.

Securities authorized for issuance under equity compensation plans.
The 1997 Employee Stock Option Plan, the Company’s lone equity compensation plan, expired on April 30, 2007.

Item 6.                Selected Financial Data
(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2008	May 31, 2007

Revenue, Net	$39,342	$36,956	$42,801	$51,723	$49,689

Income From Operations	482	317	998	1,971	1,925

Net Income Attributable to TSR, Inc.	197	143	621	1,276	1,393

Basic and Diluted Net Income Per TSR, Inc. Common Share	0.10	0.07	0.30	0.56	0.60

Working Capital	12,388	12,455	12,288	12,693	12,815

Total Assets	17,141	15,754	15,387	17,642	18,059

Total TSR, Inc. Stockholders’ Equity	12,713	12,542	12,400	13,767	13,952

Book Value Per TSR, Inc. Common Share (Total TSR Shareholders’ Equity Divided by Common Shares Outstanding)	6.30	6.19	6.12	6.02	6.10

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$0.00	$0.20	$0.64	$0.64

Note: All per share calculations have been adjusted for the 1:2 reverse stock split affected November 29, 2010.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto presented elsewhere in this report.

Results of Operations
The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of income.  There can be no assurance that historical trends in operating results will continue in the future:

Year Ended May 31,
(Dollar Amounts in Thousands)

	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$39,342	100.0%	$36,956	100.0%
Cost of Sales	32,152	81.7	30,424	82.3
Gross Profit	7,190	18.3	6,532	17.7
Selling, General and
Administrative Expenses	6,708	17.1	6,215	16.8
Income from Operations	482	1.2	317	0.9
Other Income, Net	21	0.1	48	0.1
Income Before Income Taxes	503	1.3	365	1.0
Provision for Income Taxes	242	0.6	166	0.5
Consolidated Net Income	$261	0.7%	$199	0.5%

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the fiscal year ended May 31, 2011 increased $2,386,000 or 6.5% from fiscal 2010.  The average number of consultants on billing with customers increased from approximately 218 for the fiscal year ended May 31, 2010 to 236 for the fiscal year ended May 31, 2011.

Beginning with the broad based economic downturn in 2008 and continuing for several years through fiscal 2010, the Company experienced a decrease in the number of consultants on billing with customers and reduced opportunities to place new consultants on billing with customers. During fiscal 2011, there have been indications that there are improvements in the economy and that levels of business activity are picking up, resulting in an increase in opportunities to place consultants on billing with customers. Although customers’ IT spending may be increasing and consultants on billing with customers has increased, the Company is still experiencing the impact of the economic downturn. The Company believes that the economic outlook remains uncertain and any improvements in the Company’s operating results appear to be slow and uncertain.

Cost of Sales
Cost of sales increased by $1,728,000 or 5.7%, in fiscal 2011 from fiscal 2010.  Cost of sales as a percentage of revenue decreased to 81.7% in fiscal 2011 from 82.3% in fiscal 2010.  The increase in cost of sales resulted primarily from an increased number of consultants on billing with customers.  The decrease in cost of sales as a percentage of revenue was primarily attributable a reduced discount program at one of the Company’s major customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.  These expenses increased $493,000, or 7.9%, to $6,708,000 in fiscal 2011 from $6,215,000 in fiscal 2010.  This increase was primarily attributable to an increase in the number of recruiting personnel and the initial costs of hiring and training such personnel.  The Company has hired additional technical recruiters to address increased requests by clients for submission of technical personnel for potential positions, although such submissions have not yet resulted in a proportional increase in placements.   Additionally, these expenses increased, as a percentage of revenue, from 16.8% in the fiscal year ended May 31, 2010 to 17.1% in the fiscal year ended May 31, 2011.

Other Income
Fiscal 2011 other income resulted primarily from interest and dividend income of $20,000, which decreased by $24,000 from the level realized in 2010 due to lower rates of interest earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
The effective income tax rate increased from 45.5% in fiscal 2010 to 48.1% in fiscal 2011. Additional income taxes were provided in the current year as the result of certain state taxes and additional taxes due when filing the fiscal May 31, 2010 returns.

Consolidated Net Income
Net income increased $62,000 or 31.1% in fiscal 2011 from fiscal 2010.  Net income increased primarily due to higher revenue from an increased number of consultants on billing with clients.  However, while net income increased, recruiting expenses continue to increase at a greater rate than revenue due to increased client specifications, pricing and other competitive pressures.

Liquidity, Capital Resources and Changes in Financial Condition
The Company expects that cash flow generated from operations together with its available cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2011, the Company had working capital (total current assets in excess of total current liabilities) of $12,388,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,662,000 as compared to working capital of $12,455,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,828,000 at May 31, 2010.

Net cash flow of $826,000 was used in operations during fiscal 2011 as compared to $289,000 of net cash flow provided by operations in fiscal 2010.  The cash used in operations for fiscal 2011 primarily resulted from an increase in accounts receivable of $2,414,000 which was offset,  to some extent,  by an increase in accounts and other payables and accrued expenses and other liabilities.  The increase in accounts receivable resulted primarily from the increase in consultants on billing with customers and additional customers extending their payment terms from sixty to ninety days. The increase in accounts and other payables and accrued expenses and other liabilities resulted primarily from the increase in consultants on billing with customers. The cash provided by operations for fiscal 2010 primarily resulted from net income of $199,000.

Net cash used in investing activities amounted to $265,000 for fiscal 2011, compared to $1,496,000 in net cash provided by investing activities in fiscal 2010.  The change in net cash provided by investing activities between fiscal 2011 and 2010 primarily resulted from purchases of US Treasury securities and certificates of deposit.

Net cash used in financing activities of $75,000 during the fiscal year ended May 31, 2011 resulted from purchases of treasury stock of $26,000 and distributions of $49,000 to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions LLC. Net cash used in financing activities of $48,000 during the fiscal year ended May 31, 2010 resulted from purchases of treasury stock of $2,000 and distributions of $46,000 to the noncontrolling interest.

The Company’s capital resource commitments at May 31, 2011 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2011.

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Leases	$834,000	$363,000	$357,000	$114,000	$--
Employment Agreements	850,000	325,000	350,000	175,000	--
Totals	$1,684,000	$688,000	$707,000	$289,000	$--

Impact of New Accounting Standards
The Company is not aware on any new accounting pronouncements that would have a material impact on its consolidated financial statements.

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and Subsidiaries as of May 31, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
August 4, 2011

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2011 and 2010

ASSETS
	2011	2010
Current Assets:

Cash and cash equivalents	$4,645,854	$5,812,437
Certificates of deposit and marketable securities	3,016,542	3,015,389
Accounts receivable:
Trade, net of allowance for doubtful accounts of $193,000 in
2011 and $202,000 in 2010	8,921,861	6,507,741
Other	4,981	3,957
	8,926,842	6,511,698

Prepaid expenses	57,781	94,604
Prepaid and recoverable income taxes	41,299	115,721
Deferred income taxes	86,000	90,000
Total Current Assets	16,774,318	15,639,849

Equipment and leasehold improvements, at cost:
Equipment	94,027	240,250
Furniture and fixtures	117,389	117,389
Automobiles	19,665	19,665
Leasehold improvements	60,058	60,058
	291,139	437,362

Less accumulated depreciation and amortization	274,890	427,804
	16,249	9,558

Certificates of deposit and marketable securities	250,000	—
Other assets	49,653	49,653
Deferred income taxes	51,000	55,000
Total Assets	$17,141,220	$15,754,060

See accompanying notes to consolidated financial statements.

(Continued)

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2011 and 2010

LIABILITIES AND EQUITY

	2011	2010
Current Liabilities:

Accounts and other payables	$943,082	$401,913
Accrued expenses and other current liabilities:
Salaries, wages and commissions	1,850,159	1,226,381
Other	85,346	64,779
	1,935,505	1,291,160

Advances from customers	1,507,439	1,491,490
Total Current Liabilities	4,386,026	3,184,563

Commitments and Contingencies

Equity:
Preferred stock, $1.00 par value,
authorized 500,000 shares; none issued	—	—
Common stock, $0.01 par value, authorized 12,500,000 shares;
issued 3,114,163 shares; 2,019,091 and 2,024,794 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,858,282	20,661,190
	25,992,292	25,795,200
Less: treasury stock, 1,095,072 and 1,089,369 shares, at cost	13,279,263	13,253,523
Total TSR, Inc. Equity	12,713,029	12,541,677
Noncontrolling Interest	42,165	27,820
Total Equity	12,755,194	12,569,497
Total Liabilities and Equity	$17,141,220	$15,754,060

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended May 31, 2011 and 2010

	2011	2010

Revenue, net	$39,342,369	$36,955,967

Cost of sales	32,151,766	30,424,219
Selling, general and administrative expenses	6,708,513	6,215,107
	38,860,279	36,639,326
Income from operations	482,090	316,641

Other income:
Interest and dividend income	19,943	43,927
Unrealized gain from marketable securities, net	872	4,560
	20,815	48,487

Income before income taxes	502,905	365,128

Provision for income taxes	242,000	166,000
Consolidated net income	260,905	199,128
Less: Net income attributable to noncontrolling interest	63,813	55,645
Net income attributable to TSR, Inc.	$197,092	$143,483
Basic and diluted net income per TSR, Inc. common share	$0.10	$0.07
Weighted average number of basic and diluted common shares outstanding	2,019,604	2,025,187

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended May 31, 2011 and 2010

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2009	6,228,326	$62,283	$5,071,727	$20,517,707	$(13,251,231)	$17,636	$12,418,122

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	—	—	—	—

Adjusted May 31, 2009	3,114,163	31,142	5,102,868	20,517,707	(13,251,231)	17,636	12,418,122
Net income attributable to noncontrolling interest	—	—	—	—	—	55,645	55,645

Distribution to noncontrolling interest	—	—	—	—	—	(45,461)	(45,461)

Purchases of treasury stock	—	—	—	—	(2,292)	—	(2,292)

Net income attributable to TSR, Inc.	—	—	—	143,483	—	—	143,483

Balance at May 31, 2010	3,114,163	31,142	5,102,868	20,661,190	(13,253,523)	27,820	12,569,497

Purchases of treasury stock	—	—	—	—	(25,740)	—	(25,740)

Net income attributable to noncontrolling interest	—	—	—	—	—	63,813	63,813
Distribution to noncontrolling interest	—	—	—	—	—	(49,468)	(49,468)

Net income attributable to TSR, Inc.	—	—	—	197,092	—	—	197,092
Balance at May 31, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$42,165	$12,755,194

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 2011 and 2010

Cash flows from operating activities:	2011	2010

Consolidated net income	$260,905	$199,128
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,472	11,841
Unrealized gain from marketable securities, net	(872)	(4,560)
Deferred income taxes	8,000	49,000

Changes in operating assets and liabilities:
Accounts receivable-trade	(2,414,120)	(162,367)
Other receivables	(1,024)	16,623
Prepaid expenses	36,823	(22,175)
Prepaid and recoverable income taxes	74,422	(13,930)
Accounts and other payables and accrued expenses and other current liabilities	1,185,514	171,434
Advances from customers	15,949	43,750
Net cash provided by (used in) operating activities	(825,931)	288,744
Cash flows from investing activities:
Proceeds from maturities of marketable securities	6,345,993	5,995,961
Purchases of marketable securities	(6,596,274)	(4,497,444)
Purchases of equipment and leasehold improvements	(15,163)	(2,284)
Net cash provided by (used in) investing activities	(265,444)	1,496,233
Cash flows from financing activities:
Distributions to noncontrolling interest	(49,468)	(45,461)
Purchases of treasury stock	(25,740)	(2,292)
Net cash used in financing activities	(75,208)	(47,753)
Net increase (decrease) in cash and cash equivalents	(1,166,583)	1,737,224

Cash and cash equivalents at beginning of year	5,812,437	4,075,213
Cash and cash equivalents at end of year	$4,645,854	$5,812,437
Supplemental disclosures of cash flow:
Income taxes paid	$162,000	$141,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

(1)	Summary of Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations
TSR, Inc. and subsidiaries (“the Company”) are primarily engaged in providing contract computer programming services to commercial customers and state and local government agencies located primarily in the Metropolitan New York area.  The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2011, four customers accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 50.0%.  The largest of the four constituted 16.9% of consolidated revenue. In fiscal 2010, one customer accounted for more than 10% of the Company’s consolidated revenue, constituting 28.7%. The accounts receivable associated with the Company’s largest customer was $1,669,000 and $2,331,000 at May 31, 2011 and 2010, respectively.  The Company operates in one business segment, computer programming services.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Revenue Recognition
The Company’s contract computer programming services are generally provided under time and materials arrangements with its customers.  Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  These conditions occur when a customer agreement is effected and the consultant performs the authorized services.  Revenue is recorded net of all discounts and processing fees. Advances from customers represent amounts received from customers prior to the Company’s completion of the related services and credit balances from overpayments.

Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

(d)	Cash and Cash Equivalents
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents were comprised of the following as of May 31, 2011 and 2010:

	2011	2010
Cash in banks	$2,006,200	$2,313,496
Money market funds	2,639,654	2,499,327
US Treasury Securities	—	999,614
	$4,645,854	$5,812,437

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2011 and 2010

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2011 and 2010 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2011	Level 1	Level 2	Level 3	Total
US Treasury securities	$1,998,534	$—	$—	$1,998,534
Certificates of deposit	—	1,250,000	—	1,250,000
Equity securities	18,008	—	—	18,008

	$2,016,542	$1,250,000	$—	$3,266,542

May 31, 2010	Level 1	Level 2	Level 3	Total
US Treasury securities	$1,498,253	$—	$—	$1,498,253
Certificates of deposit	—	1,500,000	—	1,500,000
Equity securities	17,136	—	—	17,136

	$1,515,389	$1,500,000	$—	$3,015,389

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposits to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at May 31, 2011 and 2010 are summarized as follows:

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2011 and 2010

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
2011: US Treasury securities	$1,998,534	$—	$—	$1,998,534
Certificates of deposit Equity securities	1,000,000	—	—	1,000,000
	16,866	1,142	—	18,008
	$3,015,400	$1,142	$—	$3,016,542
Long-term
2011: Certificates of deposit	$250,000	$—	$—	$250,000

Current
2010: US Treasury securities	$1,498,253	$—	$—	$1,498,253
Certificates of deposit Equity securities	1,500,000	—	—	1,500,000
	16,866	270	—	17,136
	$3,015,119	$270	$—	$3,015,389

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
May 31, 2011 and 2010

(h)	Net Income Per Common Share
Basic net income per common share is computed by dividing income available to common stockholders (which for the Company equals its net income) by the weighted average number of common shares outstanding, and diluted net income per common share adds the dilutive effect of stock options and other common stock equivalents, if any.  The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2011 or 2010.

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
ASC Topic 825, “Financial Instruments”, requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the consolidated financial statements approximate fair value because of the short-term maturities of these instruments.

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
The Company had one stock-based employee compensation plan which expired on April 30, 2007.  The Company has not issued any share based payments in fiscal 2011 or 2010.

(n)	Impact of New Accounting Standards
The Company is not aware on any new accounting pronouncements that would have a material impact on its consolidated financial statements.

(o)	Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable.  The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses.  The Company has substantially all of its cash in three bank accounts. At times, such amounts may exceed Federally insured limits.   The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts.  The Company has not experienced losses in any such accounts.  The Company’s accounts receivable represent approximately 50 accounts with open balances of which, the largest customer, as a percentage of revenue, consisted of 18.7% of the net accounts receivable balance at May 31, 2011.

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2011 and 2010

(2)	Income Taxes
A reconciliation of the provisions for income taxes computed at the Federal statutory rates for fiscal 2011 and 2010 to the reported amounts is as follows:

	2011		2010
	Amount	%	Amount	%
Amounts at statutory Federal tax rate	$171,000	34.0%	$124,000	34.0%
Non-controlling interest	(22,000)	(4.4)	(19,000)	(5.2)
State and local taxes, net of Federal
income tax effect	69,000	13.7	46,000	12.6
Non-deductible expenses and other	24,000	4.8	15,000	4.1
	$242,000	48.1%	$166,000	45.5%

The components of the provision for income taxes are as follows:

	Federal	State	Total
2011: Current	$131,000	$103,000	$234,000
Deferred	6,000	2,000	8,000
	$137,000	$105,000	$242,000

2010: Current	$62,000	$55,000	$117,000
Deferred	35,000	14,000	49,000
	$97,000	$69,000	$166,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2011 and 2010 are as follows:

	2011	2010
Allowance for doubtful accounts receivable	$86,000	$90,000
Equipment and leasehold improvement
depreciation and amortization	23,000	23,000
Acquired client relationships	28,000	32,000
Total deferred income tax assets	$137,000	$145,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2011 and 2010

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2011 and 2010.  The Company’s U.S. Federal and state income tax returns prior to fiscal year 2008 are closed.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

(3)	Commitments and Contingencies
A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2011 follows:

Fiscal Year	Amount
2012	$363,000
2013	248,000
2014	109,000
2015	72,000
2016	42,000
Total	$834,000

Total rent expenses under all lease agreements amounted to $391,000 and $397,000 in fiscal 2011 and 2010, respectively.

From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(4)	Stockholders’ Equity
On November 10, 2010, the Board of Directors and shareholders of the Company approved a 1:2 reverse stock split         to be effective on November 29, 2010. The authorized preferred stock was reduced from 1,000,000 to 500,000 shares. There continues to be no preferred shares issued or outstanding. The authorized common stock was reduced from 25,000,000 to 12,500,000 shares. The issued common shares were reduced from 6,228,326 to 3,114,163. The outstanding common shares were reduced from 4,038,188 to 2,019,091. The effect of the reverse stock split has been effected in all prior periods presented.

During the year ended May 31, 2011, the Company purchased a total of 5,703 shares of its common stock on the open market in various transactions for $25,740 under the previously announced plan.  As of May 31, 2011, 113,347 shares remain available for purchase under the plan.

During the year ended May 31, 2010, the Company purchased a total of 450 shares of its common stock in a transaction on the open market for $2,292 under a previously announced repurchase plan of 150,000 shares.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
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

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal controls over financial reporting was effective as of May 31, 2011.

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

Item 9B.  Other Information
None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2011 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.
The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2011 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2011 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2011 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2011 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	The consolidated financial statements as indicated in the index set forth on page 17.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits as listed in Exhibit Index on page 33.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:           /s/ J.F. Hughes
------------------------------------------------------------------------------------------------------------------
J. F. Hughes, Chairman

Dated:           August 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ J.F. Hughes
------------------------------------------------------------------------------------------------------------------
J. F. Hughes, Chairman

/s/ John G. Sharkey
------------------------------------------------------------------------------------------------------------------
John G. Sharkey, Vice President, Finance, Controller and Secretary

/s/ James J. Hill
------------------------------------------------------------------------------------------------------------------
James J. Hill, Director

/s/ Christopher Hughes
------------------------------------------------------------------------------------------------------------------
Christopher Hughes, Senior Vice President and Director

/s/ Robert A. Esernio
------------------------------------------------------------------------------------------------------------------
Robert A. Esernio, Director

/s/ Raymond A. Roel
------------------------------------------------------------------------------------------------------------------
Raymond A. Roel, Director

Dated:           August 4, 2011

TSR, INC. AND SUBSIDIARIES
EXHIBIT INDEX
FORM 10-K, MAY 31, 2011

Exhibit Number ---------	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

10.1	Employment Agreement between TSR, Inc. and Christopher Hughes dated as of March 1, 2007. Incorporated by reference to the Form 8-K filed by the Company on March 6, 2007.

10.2	Employment Agreement dated as of June 1, 2010 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on June 7, 2010.

21	List of Subsidiaries

31.1	Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-15(e)

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-15(e)

32.1	Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.