Form 10-Q
period 2011-08-31
TSR INC
filed 2011-10-05
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of September 30, 2011, there were 2,017,416 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information
Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2011	May 31, 2011
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$6,137,812	$4,645,854
Certificates of deposit and marketable securities	2,265,396	3,016,542
Accounts receivable, net of allowance for doubtful accounts of $193,000	8,711,799	8,921,861
Other receivables	5,341	4,981
Prepaid expenses	59,868	57,781
Prepaid and recoverable income taxes	13,628	41,299
Deferred income taxes	86,000	86,000
Total Current Assets	17,279,844	16,774,318

Certificates of deposit and marketable securities	-	250,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $277,255 and $274,890	20,104	16,249
Other assets	49,653	49,653
Deferred income taxes	50,000	51,000
Total Assets	$17,399,601	$17,141,220

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,121,924	$943,082
Accrued expenses and other current liabilities	1,982,647	1,935,505
Advances from customers	1,482,633	1,507,439
Total Current Liabilities	4,587,204	4,386,026

Commitments and contingencies

Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 2,018,616 and 2,019,091 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,905,468	20,858,282
	26,039,478	25,992,292
Less: Treasury stock, 1,095,547 and 1,095,072 shares, at cost	13,281,603	13,279,263
Total TSR, Inc. Equity	12,757,875	12,713,029
Noncontrolling Interest	54,522	42,165
Total Equity	12,812,397	12,755,194
Total Liabilities and Equity	$17,399,601	$17,141,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three Months Ended August 31, 2011 and 2010
(UNAUDITED)

	Three Months Ended August 31,
	2011	2010

Revenue, net	$11,373,095	$9,363,893

Cost of sales	9,462,631	7,656,490
Selling, general and administrative expenses	1,802,279	1,636,505
	11,264,910	9,292,995
Income from operations	108,185	70,898

Other income (expense):
Interest and dividend income	3,762	5,780
Unrealized loss on marketable securities, net	(1,904)	(3,004)

Income before income taxes	110,043	73,674
Provision for income taxes	47,000	33,000
Consolidated net income	63,043	40,674
Less: Net income attributable to noncontrolling interest	(15,857)	(19,112)
Net income attributable to TSR, Inc.	$47,186	$21,562
Basic and diluted net income per TSR, Inc. common share	$0.02	$0.01
Weighted average number of basic and diluted common shares outstanding	2,019,084	2,021,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Three Months Ended August 31, 2011 and 2010
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2010	6,228,326	$62,283	$5,071,727	$20,661,190	$(13,253,523)	$27,820	$12,569,497

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	-	-	-	-

Adjusted May 31, 2010	3,114,163	31,142	5,102,868	20,661,190	(13,253,523)	27,820	12,569,497

Net income attributable to noncontrolling interest	-	-	-	-	-	19,112	19,112

Distribution to noncontrolling interest	-	-	-	-	-	(3,500)	(3,500)

Purchases of treasury stock	-	-	-	-	(25,726)	-	(25,726)

Net income attributable to TSR, Inc.	-	-	-	21,562	-	-	21,562

Balance at August 31, 2010	3,114,163	$31,142	$5,102,868	$20,682,752	$(13,279,249)	$43,432	$12,580,945

Balance at May 31, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$42,165	$12,755,194

Net income attributable to noncontrolling interest	-	-	-	-	-	15,857	15,857

Distribution to noncontrolling interest	-	-	-	-	-	(3,500)	(3,500)

Purchases of treasury stock	-	-	-	-	(2,340)	-	(2,340)

Net income attributable to TSR, Inc.	-	-	-	47,186	-	-	47,186

Balance at August 31, 2011	3,114,163	$31,142	$5,102,868	$20,905,468	$(13,281,603)	$54,522	$12,812,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended August 31, 2011 and 2010
(UNAUDITED)

	Three Months Ended August 31,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$63,043	$40,674

Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	2,365	1,525
Unrealized loss on marketable securities, net	1,904	3,004
Deferred income taxes	1,000	1,000

Changes in operating assets and liabilities:
Accounts receivable	210,062	(430,059)
Other receivables	(360)	(1,285)
Prepaid expenses	(2,087)	29,999
Prepaid and recoverable income taxes	27,671	25,581
Accounts and other payables and accrued expenses and other current liabilities	225,984	367,962
Advances from customers	(24,806)	(1,800)
Net cash provided by operating activities	504,776	36,601

Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,749,090	500,000
Purchases of marketable securities	(749,848)	(2,098,989)
Purchases of equipment and leasehold improvements	(6,220)	(2,394)
Net cash provided by (used in) investing activities	993,022	(1,601,383)

Cash flows from financing activities:
Purchases of treasury stock	(2,340)	(25,726)
Distribution to noncontrolling interest	(3,500)	(3,500)
Net cash used in financing activities	(5,840)	(29,226)

Net increase (decrease) in cash and cash equivalents	1,491,958	(1,594,008)
Cash and cash equivalents at beginning of period	4,645,854	5,669,972
Cash and cash equivalents at end of period	$6,137,812	$4,075,964

Supplemental disclosures of cash flow data:
Income taxes paid	$18,000	$6,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three months ended August 31, 2011 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2012.  The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2011 and May 31, 2011:

	August 31, 2011	May 31, 2011

Cash in banks	$2,595,412	$2,006,200
Money market funds	3,542,400	2,639,654
	$6,137,812	$4,645,854

4.	Revenue Recognition

The Company’s contract computer programming services are generally provided under time and materials arrangements with its customers.  Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  These conditions occur when a customer agreement is effected and the consultant performs the authorized services.  Revenue is recorded net of all discounts and processing fees. Advances from customers represent amounts received from customers prior to the Company’s provision of the related services and credit balances from overpayments.

Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2011
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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2011 and May 31, 2011 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2011	Level 1	Level 2	Level 3	Total
US Treasury Securities	$1,499,292	$-	$-	$1,499,292
Certificates of Deposit	-	750,000	-	750,000
Equity Securities	16,104	-	-	16,104
	$1,515,396	$750,000	$-	$2,265,396

May 31, 2011	Level 1	Level 2	Level 3	Total
US Treasury Securities	$1,998,534	$-	$-	$1,998,534
Certificates of Deposit	-	1,250,000	-	1,250,000
Equity Securities	18,008	-	-	18,008
	$2,016,542	$1,250,000	$-	$3,266,542

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at August 31, 2011 and May 31, 2011 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2011
(Unaudited)

August 31, 2011 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$1,499,292	$-	$-	$1,499,292
Certificates of Deposit	750,000	-	-	750,000
Equity Securities	16,866	-	762	16,104
	$2,266,158	$-	$762	$2,265,396

May 31, 2011 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$1,998,534	$-	$-	$1,998,534
Certificates of Deposit	1,000,000	-	-	1,000,000
Equity Securities	16,866	1,142	-	18,008
	$3,015,400	$1,142	$-	$3,016,542

Long - Term
Certificates of Deposit	$250,000	$-	$-	$250,000

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
August 31, 2011
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

During the three months ended August 31, 2011, the Company purchased a total of 475 shares of its common stock for $2,340. During the three months ended August 31, 2010, the Company purchased a total of 5,700 shares of its common stock for $25,726. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of September 30, 2011, 112,872 shares remain available for purchase under the plan. The number of shares noted above has been adjusted for the 1:2 reverse split effected November 29, 2010.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

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

Results of Operations
The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of income.  There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2011 compared with three months ended August 31, 2010

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2011		August 31, 2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$11,373	100.0%	$9,364	100.0%
Cost of sales	9,463	83.2%	7,657	81.8%
Gross profit	1,910	16.8%	1,707	18.2%

Selling, general and administrative expenses	1,802	15.8%	1,636	17.4%
Income from operations	108	1.0%	71	0.8%

Other income, net	2	0.0%	3	0.0%
Income before income taxes	110	1.0%	74	0.8%
Provision for income taxes	47	0.4%	33	0.4%
Consolidated net income	$63	0.6%	$41	0.4%

TSR, INC. AND SUBSIDIARIES

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended August 31, 2011 increased $2,009,000 or 21.5% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 222 for the quarter ended August 31, 2010 to 255 for the quarter ended August 31, 2011.

Beginning with the broad based economic downturn in 2008 and continuing for several years, the Company experienced a decrease in the number of consultants on billing with customers and reduced the opportunities to place new consultants on billing with customers. In the past year, there have been indications that there are improvements in the economy and that levels of business activity is picking up, resulting in an increase in opportunities to place consultants on billing with customers. Although customers’ IT spending may be increasing and consultants on billing with customers has increased, the Company is still experiencing the impact of the economic downturn.  The Company believes that the economic outlook remains uncertain and any improvements in the Company’s operating results appear to be slow and uncertain. The recent turmoil in the world economy has added to the uncertainty.

Cost of Sales
Cost of sales for the quarter ended August 31, 2011, increased $1,806,000 or 23.6% to $9,463,000 from $7,657,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 81.8% in the quarter ended August 31, 2010 to 83.2% in the quarter ended August 31, 2011.  The increase in cost of sales as a percentage of revenue was primarily attributable to increased competitive pressures across our customer base.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $166,000 or 10.1% from $1,636,000 in the quarter ended August 31, 2010 to $1,802,000 in the quarter ended August 31, 2011.  This increase was primarily attributable to an increase in the number of recruiting personnel.  During the past fiscal year, the Company established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential position. Such increased submissions have not yet led to the expected increases in placements.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 17.4% in the quarter ended August 31, 2010 to 15.8% in the quarter ended August 31, 2011 as a result of increased revenue.

Other Income
Other income for the quarter ended August 31, 2011 resulted primarily from interest and dividend income of $4,000, which decreased by $2,000 from the level realized in the quarter ended August 31, 2010 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2011 and 2010 reflect the Company’s estimated effective tax rate for the years ending May 31, 2012 and 2011, respectively. These rates were 42.7% for the quarter ended August 31, 2011 and 44.8% for the quarter ended August 31, 2010.

Consolidated Net Income
Net income increased $22,000 from $41,000 in the quarter ended August 31, 2010 to $63,000 in the quarter ended August 31, 2011.  The increase was primarily attributable to the increase in the number of consultants on billing with customers.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2011, the Company had working capital (total current assets in excess of total current liabilities) of $12,693,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,403,000 as compared to working capital of $12,388,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,662,000 at May 31, 2011.

For the three months ended August 31, 2011, net cash provided by operating activities was $505,000 compared to cash provided by operating activities of $37,000 for the three months ended August 31, 2010, or an increase in cash provided by operating activities of $468,000.  The cash provided by operating activities primarily resulted from a decrease in accounts receivable of $210,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $226,000.  The decrease in accounts receivable is attributable to improved payments from a major customer resulting from this customer instituting a consultant time management system.  The increase in accounts and other payable and accrued expenses and liabilities are attributable to an increase in the number of work days in the last payroll cycle of the quarter. The cash provided by operating activities in the three months ended August 31, 2010, resulted primarily from consolidated net income.

Net cash provided by investing activities of $993,000 for the three months ended August 31, 2011 primarily resulted from the maturities of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $4,000 and the purchases of 475 shares of common stock for $2,340 in the three months ended August 31, 2011.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of common stock and approximately 113,000 shares remain available for purchase under this plan.  The number of shares purchased and the remaining shares authorized to be purchased have been adjusted for a 1:2 reverse split effective November 29, 2010.  In the three months ended August 31, 2010, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $4,000 and the purchases of 5,700 shares of common stock for $26,000.

The Company’s capital resource commitments at August 31, 2011 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2011.

Tabular Disclosure of Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$744,000	$352,000	$295,000	$97,000	$-
Employment Agreements	1,275,000	725,000	400,000	150,000	-
Totals	$2,019,000	$1,077,000	$695,000	$247,000	$-

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

Critical Accounting Policies
The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2011 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of August 31, 2011.

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

Part II.             Other Information

Item 2(c)         Unregistered Sales of Equity Securities and Use of Proceeds

 The following table sets forth information concerning any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company’s first fiscal quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchase Under the Plans or Programs

June, 2011	0	n/a	0	113,347
July, 2011	0	n/a	0	113,347
Aug, 2011	475	$4.93	475	112,872

Total	475	$4.93	475	112,872
___________________
(1)	The repurchase plan was authorized by the Board of Directors and publicly announced on December 17, 2007and re-authorized by the Board in January 2010. The plan does not have an expiration date.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: October 5, 2011	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: October 5, 2011	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer