Form 10-Q
period 2011-11-30
TSR INC
filed 2012-01-10
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of December 31, 2011, there were 1,992,066 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information
Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	November 30, 2011	May 31, 2011
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$5,570,865	$4,645,854
Certificates of deposit and marketable securities	2,269,460	3,016,542
Accounts receivable, net of allowance for doubtful accounts of $193,000	9,123,421	8,921,861
Other receivables	5,660	4,981
Prepaid expenses	67,197	57,781
Prepaid and recoverable income taxes	42,509	41,299
Deferred income taxes	86,000	86,000
Total Current Assets	17,165,112	16,774,318

Certificates of deposit and marketable securities	—	250,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $279,943 and $274,890	21,406	16,249
Other assets	49,653	49,653
Deferred income taxes	48,000	51,000
Total Assets	$17,284,171	$17,141,220

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,299,265	$943,082
Accrued expenses and other current liabilities	1,775,544	1,935,505
Advances from customers	1,463,377	1,507,439
Total Current Liabilities	4,538,186	4,386,026

Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,993,966 and 2,019,091 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,937,171	20,858,282
	26,071,181	25,992,292
Less: Treasury stock, 1,120,197 and 1,095,072 shares, at cost	13,383,339	13,279,263
Total TSR, Inc. Equity	12,687,842	12,713,029

Noncontrolling Interest	58,143	42,165
Total Equity	12,745,985	12,755,194
Total Liabilities and Equity	$17,284,171	$17,141,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For The Three Months and Six Months Ended November 30, 2011 and 2010
(UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Revenue, net	$11,115,015	$9,756,983	$22,488,110	$19,120,876

Cost of sales	9,224,544	7,853,945	18,687,175	15,510,435
Selling, general and administrative expenses	1,814,621	1,611,636	3,616,900	3,248,141
	11,039,165	9,465,581	22,304,075	18,758,576
Income from operations	75,850	291,402	184,035	362,300

Other income (expense):
Interest and dividend income	3,150	5,459	6,912	11,239
Unrealized gain (loss) on marketable securities, net	3,824	2,794	1,920	(210)

Income before income taxes	82,824	299,655	192,867	373,329
Provision for income taxes	44,000	124,000	91,000	157,000
Consolidated net income	38,824	175,655	101,867	216,329
Less: Net income attributable to noncontrolling interest	(7,121)	(25,244)	(22,978)	(44,356)
Net income attributable to TSR, Inc.	$31,703	$150,411	$78,889	$171,973
Net income per TSR, Inc. common share	$0.02	$0.07	$0.04	$0.09

Weighted average number of common shares outstanding	2,003,981	2,019,094	2,011,533	2,020,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For The Three Months and Six Months Ended November 30, 2011 and 2010
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2010	6,228,326	$62,283	$5,071,727	$20,661,190	$(13,253,523)	$27,820	$12,569,497

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	—	—	—	—

Adjusted May 31, 2010	3,114,163	31,142	5,102,868	20,661,190	(13,253,523)	27,820	12,569,497

Net income attributable to noncontrolling interest	—	—	—	—	—	44,356	44,356

Distribution to noncontrolling interest	—	—	—	—	—	(7,000)	(7,000)

Purchases of treasury stock	—	—	—	—	(25,726)	—	(25,726)

Net income attributable to TSR, Inc.	—	—	—	171,973	—	—	171,973

Balance at November 30, 2010	3,114,163	$31,142	$5,102,868	$20,833,163	$(13,279,249)	$65,176	$12,753,100

Balance at May 31, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$42,165	$12,755,194

Net income attributable to noncontrolling interest	—	—	—	—	—	22,978	22,978

Distribution to noncontrolling interest	—	—	—	—	—	(7,000)	(7,000)

Purchases of treasury stock	—	—	—	—	(104,076)	—	(104,076)

Net income attributable to TSR, Inc.	—	—	—	78,889	—	—	78,889

Balance at November 30, 2011	3,114,163	$31,142	$5,102,868	$20,937,171	$(13,383,339)	$58,143	$12,745,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended November 30, 2011 and 2010
(UNAUDITED)

	Six Months Ended
	November 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$101,867	$216,329

Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,053	3,051
Unrealized (gain) loss on marketable securities, net	(1,920)	210
Deferred income taxes	3,000	3,000

Changes in operating assets and liabilities:
Accounts receivable	(201,560)	(1,885,810)
Other receivables	(679)	(547)
Prepaid expenses	(9,416)	56,927
Prepaid and recoverable income taxes	(1,210)	84,271
Accounts and other payables and accrued expenses and other current liabilities	196,222	296,228
Advances from customers	(44,062)	(58,750)

Net cash provided by (used in) operating activities	47,295	(1,285,091)

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit and marketable securities	2,748,534	2,748,253
Purchases of certificates of deposit and marketable securities	(1,749,532)	(3,847,739)
Purchases of equipment and leasehold improvements	(10,210)	(2,394)

Net cash provided by (used in) investing activities	988,792	(1,101,880)

Cash flows from financing activities:
Purchases of treasury stock	(104,076)	(25,726)
Distribution to noncontrolling interest	(7,000)	(7,000)

Net cash used in financing activities	(111,076)	(32,726)

Net increase (decrease) in cash and cash equivalents	925,011	(2,419,697)
Cash and cash equivalents at beginning of period	4,645,854	5,669,972

Cash and cash equivalents at end of period	$5,570,865	$3,250,275

Supplemental disclosures of cash flow data:
Income taxes paid	$89,000	$70,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

1.	Basis of Presentation
----------------------------
The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three and six months ended November 30, 2011 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2012.  The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011.

2.	Net Income Per Common Share
-----------------------------------------
Net income per common share is computed by dividing net income attributable to TSR by the weighted average number of common shares outstanding.  The Company has had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents
------------------------------------
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2011 and May 31, 2011:

	November 30, 2011	May 31, 2011
Cash in banks	$2,028,453	$2,006,200
Money market funds	3,542,412	2,639,654
	$5,570,865	$4,645,854

4.	Revenue Recognition
-----------------------------
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
November 30, 2011
(Unaudited)

5.	Marketable Securities
-----------------------------
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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2011 and May 31, 2011 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2011	Level 1	Level 2	Level 3	Total
US Treasury Securities	$1,499,532	$—	$—	$1,499,532
Certificates of Deposit	—	750,000	—	750,000
Equity Securities	19,928	—	—	19,928
	$1,519,460	$750,000	$—	$2,269,460

May 31, 2011	Level 1	Level 2	Level 3	Total
US Treasury Securities	$1,998,534	$—	$—	$1,998,534
Certificates of Deposit	—	1,250,000	—	1,250,000
Equity Securities	18,008	—	—	18,008
	$2,016,542	$1,250,000	$—	$3,266,542

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at November 30, 2011 and May 31, 2011 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
November 30, 2011
                                                                         (Unaudited)

November 30, 2011 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$1,499,532	$—	$—	$1,499,532
Certificates of Deposit	750,000	—	—	750,000
Equity Securities	16,866	3,062	—	19,928
	$2,266,398	$3,062	$—	$2,269,460

May 31, 2011 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$1,998,534	$—	$—	$1,998,534
Certificates of Deposit	1,000,000	—	—	1,000,000
Equity Securities	16,866	1,142	—	18,008
	$3,015,400	$1,142	$—	$3,016,542

Long - Term
Certificates of Deposit	$250,000	$—	$—	$250,000

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
----------------------------------------------
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
November 30, 2011
(Unaudited)

7.	Stockholders’ Equity
----------------------------
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

During the six months ended November 30, 2011, the Company purchased a total of 25,125 shares of its common stock for $104,076. During the six months ended November 30, 2010, the Company purchased a total of 5,700 shares of its common stock for $25,726. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of December 31, 2011, 88,222 shares remain available for purchase under the plan. The number of shares noted above has been adjusted for the 1:2 reverse split effected November 29, 2010.

8.	Other Matters
            ------------------
From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements
 ------------------------------------------------
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
--------------------------------------
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
---------------------------
The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of income.  There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2011 compared with three months ended November 30, 2010
------------------------------------------------------------------------------------------------------------------------------

	(Dollar amounts in thousands)
	Three Months Ended
	November 30,		November 30,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$11,115	100.0%	$9,757	100.0%
Cost of sales	9,224	83.0%	7,854	80.5%
Gross profit	1,891	17.0%	1,903	19.5%

Selling, general and administrative expenses	1,815	16.3%	1,611	16.5%
Income from operations	76	0.7%	292	3.0%

Other income, net	7	0.1%	8	0.1%
Income before income taxes	83	0.8%	300	3.1%
Provision for income taxes	44	0.4%	124	1.3%
Consolidated net income	$39	0.4%	$176	1.8%

TSR, INC. AND SUBSIDIARIES

Revenue
------------
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended November 30, 2011 increased $1,358,000 or 13.9% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 232 for the quarter ended November 30, 2010 to 265 for the quarter ended November 30, 2011.

Beginning with the broad based economic downturn in 2008 and continuing for several years, the Company experienced a decrease in the number of consultants on billing with customers and reduced the opportunities to place new consultants on billing with customers. In the past year, the level of business activity has picked up, resulting in an increase in opportunities to place consultants on billing with customers. Although customers’ IT spending may be increasing and consultants on billing with customers has increased, the Company is still experiencing the impact of the economic downturn.  The Company believes that the economic outlook remains uncertain and any improvements in the Company’s number of consultants on billing with customers appear to be slow and uncertain. The turmoil in the world economy has added to the uncertainty.

Cost of Sales
-----------------
Cost of sales for the quarter ended November 30, 2011, increased $1,370,000 or 17.4% to $9,224,000 from $7,854,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 80.5% in the quarter ended November 30, 2010 to 83.0% in the quarter ended November 30, 2011.  The increase in cost of sales as a percentage of revenue was primarily attributable to more demanding client specifications, pricing and other competitive pressures across our customer base.

Selling, General and Administrative Expenses
------------------------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $204,000 or 12.7% from $1,611,000 in the quarter ended November 30, 2010 to $1,815,000 in the quarter ended November 30, 2011.  This increase was primarily attributable to an increase in the number of recruiting personnel. During the past fiscal year, the Company established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential position. Such increased submissions have not yet led to the expected increases in placements.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.5% in the quarter ended November 30, 2010 to 16.3% in the quarter ended November 30, 2011 as a result of increased revenue.

Other Income
-----------------
Other income for the quarter ended November 30, 2011 resulted primarily from interest and dividend income of $3,000, which decreased by $2,000 from the level realized in the quarter ended November 30, 2010 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
------------------
The income tax provision included in the Company’s results of operations for the quarters ended November 30, 2011 and 2010 reflect the Company’s estimated effective tax rate for the years ending May 31, 2012 and 2011, respectively. These rates were 53.0% for the quarter ended November 30, 2011 and 41.3% for the quarter ended November 30, 2010. The tax rate in the current quarter was impacted by the increased effects of state minimum taxes and non-deductible expenses on lower taxable income.

Consolidated Net Income
----------------------------------
Net income decreased $137,000 from $176,000 in the quarter ended November 30, 2010 to $39,000 in the quarter ended November 30, 2011.  The decrease was primarily attributable to the increase in costs of sales, which increased at a greater rate than revenue.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2011 compared with six months ended November 30, 2010
-----------------------------------------------------------------------------------------------------------------------

	(Dollar amounts in thousands)
	Six Months Ended
	November 30,		November 30,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$22,488	100.0%	$19,121	100.0%
Cost of sales	18,687	83.1%	15,511	81.1%
Gross profit	3,801	16.9%	3,610	18.9%

Selling, general and administrative expenses	3,617	16.1%	3,248	17.0%
Income from operations	184	0.8%	362	1.9%

Other income, net	9	0.1%	11	0.0%
Income before income taxes	193	0.9%	373	1.9%
Provision for income taxes	91	0.4%	157	0.8%
Consolidated net income	$102	0.5%	$216	1.1%

Revenue
------------
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the six months ended November 30, 2011 increased $3,367,000 or 17.6% from the prior year period.  The average number of consultants on billing with customers increased from approximately 227 for the six months ended November 30, 2010 to 260 for the six months ended November 30, 2011.

Beginning with the broad based economic downturn in 2008 and continuing for several years, the Company experienced a decrease in the number of consultants on billing with customers and reduced the opportunities to place new consultants on billing with customers. In the past year, the level of business activity has picked up, resulting in an increase in opportunities to place consultants on billing with customers. Although customers’ IT spending may be increasing and consultants on billing with customers has increased, the Company is still experiencing the impact of the economic downturn.  The Company believes that the economic outlook remains uncertain and any improvements in the Company’s number of consultants on billing with customers appear to be slow and uncertain. The turmoil in the world economy has added to the uncertainty.

Cost of Sales
-----------------
Cost of sales for the six months ended November 30, 2011, increased $3,176,000 or 20.5% to $18,687,000 from $15,511,000 in the prior year period. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 81.1% in the six months ended November 30, 2010 to 83.1% in the six months ended November 30, 2011.  The increase in cost of sales as a percentage of revenue was primarily attributable to more demanding client specifications, pricing and other competitive pressures across our customer base.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
------------------------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $369,000 or 11.4% from $3,248,000 in the six months ended November 30, 2010 to $3,617,000 in the six months ended November 30, 2011.  This increase was primarily attributable to an increase in the number of recruiting personnel.  During the past fiscal year, the Company established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential position. Such increased submissions have not yet led to the expected increases in placements.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 17.0% in the six months ended November 30, 2010 to 16.1% in the six months ended November 30, 2011 as a result of increased revenue.

Other Income
------------------
Other income for the six months ended November 30, 2011 resulted primarily from interest and dividend income of $7,000, which decreased by $4,000 from the level realized in the six months ended November 30, 2010 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
------------------
The income tax provision included in the Company’s results of operations for the six months ended November 30, 2011 and 2010 reflect the Company’s estimated effective tax rate for the years ending May 31, 2012 and 2011, respectively. These rates were 47.2% for the six months ended November 30, 2011 and 42.1% for the six months ended November 30, 2010.  The tax rate in the current period was impacted by the increased effects of state minimum taxes and non-deductible expenses on lower taxable income.

Consolidated Net Income
----------------------------------
Net income decreased $114,000 from $216,000 in the six months ended November 30, 2010 to $102,000 in the six months ended November 30, 2011.  The decrease was primarily attributable to the increase in cost of sales, which increased at a greater rate than revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
----------------------------------------
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2011, the Company had working capital (total current assets in excess of total current liabilities) of $12,627,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,840,000 as compared to working capital of $12,388,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,662,000 at May 31, 2011.

For the six months ended November 30, 2011, net cash provided by operating activities was $47,000 compared to cash used in operating activities of $1,285,000 for the six months ended November 30, 2010, or an increase in cash provided by operating activities of $1,332,000.  The cash provided by operating activities primarily resulted from consolidated net income. An increase in accounts receivable of $202,000 was offset by increase in accounts and other payables and accrued expenses and other current liabilities of $196,000.  The cash used in operating activities in the six months ended November 30, 2010, resulted primarily from an increase in accounts receivable.

Net cash provided by investing activities of $989,000 for the six months ended November 30, 2011 primarily resulted from the maturities of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $7,000 and the purchases of 25,125 shares of common stock for $104,076 in the six months ended November 30, 2011.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of common stock and approximately 89,122 shares remain available for purchase under this plan.  The number of shares purchased and the remaining shares authorized to be purchased have been adjusted for a 1:2 reverse split effective November 29, 2010.  In the six months ended November 30, 2010, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $7,000 and the purchases of 5,700 shares of common stock for $25,726.

The Company’s capital resource commitments at November 30, 2011 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended November 30, 2011.

Tabular Disclosure of Contractual Obligations
------------------------------------------------------------

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$653,000	$317,000	$257,000	$79,000	$—
Employment Agreements	1,025,000	525,000	400,000	100,000	—
Totals	$1,678,000	$842,000	$657,000	$179,000	$—

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
---------------------------------------------
The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

Critical Accounting Policies
----------------------------------
The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2011 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of November 30, 2011.

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

Part II.                      Other Information

Item 2(c)       Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company’s second fiscal quarter:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchase Under the Plans or Programs

August, 2011	475	$4.93	475	112,872
September, 2011	1,400	4.81	1,400	111,472
October, 2011	21,750	4.05	21,750	89,722
November, 2011	1,500	$4.64	1,500	88,222

Total	25,125	$4.14	25,125	88,222
___________________

(1)	The repurchase plan was authorized by the Board of Directors and publicly announced on December 17, 2007 and re-authorized by the Board in January 2010. The plan does not have an expiration date.

TSR, INC. AND SUBSIDIARIES

Item 6.        Exhibits
(a).	Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the six months ended November 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: January 10, 2012	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: January 10, 2012	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer