Form 10-Q
period 2012-02-29
TSR INC
filed 2012-04-10
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 29, 2012

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

As of March 31, 2012, there were 1,984,566 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.      Financial Information
 Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	February 29, 2012	May 31, 2011
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$5,901,757	$4,645,854
Certificates of deposit and marketable securities	1,771,188	3,016,542
Accounts receivable, net of allowance for doubtful accounts of $193,000	8,917,945	8,921,861
Other receivables	4,304	4,981
Prepaid expenses	115,609	57,781
Prepaid and recoverable income taxes	91,293	41,299
Deferred income taxes	86,000	86,000
Total Current Assets	16,888,096	16,774,318

Certificates of deposit and marketable securities	—	250,000
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $282,366 and $274,890	21,118	16,249
Other assets	49,653	49,653
Deferred income taxes	48,000	51,000
Total Assets	$17,006,867	$17,141,220

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,177,034	$943,082
Accrued expenses and other current liabilities	1,741,392	1,935,505
Advances from customers	1,527,452	1,507,439
Total Current Liabilities	4,445,878	4,386,026

Commitments and contingencies

Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,984,766 and 2,019,091 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,844,395	20,858,282
	25,978,405	25,992,292
Less: Treasury stock, 1,129,397 and 1,095,072 shares, at cost	13,425,984	13,279,263
Total TSR, Inc. Equity	12,552,421	12,713,029

Noncontrolling Interest	8,568	42,165
Total Equity	12,560,989	12,755,194
Total Liabilities and Equity	$17,006,867	$17,141,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months and Nine Months Ended February 29, 2012 and February 28, 2011
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Revenue, net	$11,092,779	$9,377,193	$33,580,889	$28,498,069

Cost of sales	9,371,592	7,743,291	28,058,767	23,253,726
Selling, general and administrative expenses	1,860,760	1,717,039	5,477,660	4,965,180
	11,232,352	9,460,330	33,536,427	28,218,906
Income (loss) from operations	(139,573)	(83,137)	44,462	279,163

Other income (expense):
Interest and dividend income	2,872	4,714	9,784	15,953
Unrealized gain on marketable securities, net	1,576	250	3,496	40

Income (loss) before income taxes	(135,125)	(78,173)	57,742	295,156
Provision (benefit) for income taxes	(53,000)	(17,000)	38,000	140,000
Consolidated net income (loss)	(82,125)	(61,173)	19,742	155,156
Less: Net income attributable to noncontrolling interest	(10,651)	(5,647)	(33,629)	(50,003)
Net income (loss) attributable to TSR, Inc.	$(92,776)	$(66,820)	$(13,887)	$105,153
Net income (loss) per TSR, Inc. common share	$(0.05)	$(0.03)	$(0.01)	$0.05

Weighted average number of common shares outstanding	1,989,733	2,019,091	2,004,266	2,019,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Nine Months Ended February 29, 2012 and February 28, 2011
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2010	6,228,326	$62,283	$5,071,727	$20,661,190	$(13,253,523)	$27,820	$12,569,497

Reverse stock split 1:2	(3,114,163)	(31,141)	31,141	—	—	—	—

Adjusted May 31, 2010	3,114,163	31,142	5,102,868	20,661,190	(13,253,523)	27,820	12,569,497

Net income attributable to noncontrolling interest	—	—	—	—	—	50,003	50,003

Distribution to noncontrolling interest	—	—	—	—	—	(49,468)	(49,468)

Purchases of treasury stock	—	—	—	—	(25,740)	—	(25,740)

Net income attributable to TSR, Inc.	—	—	—	105,153	—	—	105,153
Balance at February 28, 2011	3,114,163	$31,142	$5,102,868	$20,766,343	$(13,279,263)	$28,355	$12,649,445

Balance at May 31, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$42,165	$12,755,194

Net income attributable to noncontrolling interest	—	—	—	—	—	33,629	33,629

Distribution to noncontrolling interest	—	—	—	—	—	(67,226)	(67,226)

Purchases of treasury stock	—	—	—	—	(146,721)	—	(146,721)

Net loss attributable to TSR, Inc.	—	—	—	(13,887)	—	—	(13,887)
Balance at February 29, 2012	3,114,163	$31,142	$5,102,868	$20,844,395	$(13,425,984)	$8,568	$12,560,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended February 29, 2012 and February 28, 2011
(UNAUDITED)

	Nine Months Ended
	February 29,	February 28,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$19,742	$155,156

Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	7,476	4,962
Unrealized gain on marketable securities, net	(3,496)	(40)
Deferred income taxes	3,000	4,000

Changes in operating assets and liabilities:
Accounts receivable	3,916	(1,967,439)
Other receivables	677	(463)
Prepaid expenses	(57,828)	23,747
Prepaid and recoverable income taxes	(49,994)	46,182
Accounts and other payables and accrued expenses and other current liabilities	39,839	335,711
Advances from customers	20,013	(10,800)
Net cash used in operating activities	(16,655)	(1,408,984)
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit and marketable securities	3,248,382	4,097,242
Purchases of certificates of deposit and marketable securities	(1,749,532)	(5,346,830)
Purchases of equipment and leasehold improvements	(12,345)	(6,929)
Net cash provided by (used in) investing activities	1,486,505	(1,256,517)
Cash flows from financing activities:
Purchases of treasury stock	(146,721)	(25,740)
Distribution to noncontrolling interest	(67,226)	(49,468)
Net cash used in financing activities	(213,947)	(75,208)

Net increase (decrease) in cash and cash equivalents	1,255,903	(2,740,709)
Cash and cash equivalents at beginning of period	4,645,854	5,669,972
Cash and cash equivalents at end of period	$5,901,757	$2,929,263

Supplemental disclosures of cash flow data:
Income taxes paid	$89,000	$92,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2012
(Unaudited)

1.	Basis of Presentation
-----------------------------
The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three and nine months ended February 29, 2012 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2012.  The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011.

2.	Net Income (Loss) Per Common Share
----------------------------------------------------
Net income (loss) per common share is computed by dividing net income (loss) attributable to TSR by the weighted average number of common shares outstanding. The Company has had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents
-------------------------------------
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 29, 2012 and May 31, 2011:

	February 29, 2012	May 31, 2011

Cash in banks	$2,899,193	$2,006,200
Money market funds	3,002,564	2,639,654
	$5,901,757	$4,645,854

4.	Revenue Recognition
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
February 29, 2012
(Unaudited)

5.	Marketable Securities
-----------------------------
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

The following are the major categories of assets measured at fair value on a recurring basis as of February 29, 2012 and May 31, 2011 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 29, 2012	Level 1	Level 2	Level 3	Total
US Treasury Securities	$999,684	$—	$—	$999,684
Certificates of Deposit	—	750,000	—	750,000
Equity Securities	21,504	—	—	21,504
	$1,021,188	$750,000	$—	$1,771,188

May 31, 2011	Level 1	Level 2	Level 3	Total
US Treasury Securities	$1,998,534	$—	$—	$1,998,534
Certificates of Deposit	—	1,250,000	—	1,250,000
Equity Securities	18,008	—	—	18,008
	$2,016,542	$1,250,000	$—	$3,266,542

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at February 29, 2012 and May 31, 2011 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
February 29, 2012
(Unaudited)

February 29, 2012 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$999,684	$—	$—	$999,684
Certificates of Deposit	750,000	—	—	750,000
Equity Securities	16,866	4,638	—	21,504
	$1,766,550	$4,638	$—	$1,771,188

May 31, 2011 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$1,998,534	$—	$—	$1,998,534
Certificates of Deposit	1,000,000	—	—	1,000,000
Equity Securities	16,866	1,142	—	18,008
	$3,015,400	$1,142	$—	$3,016,542

Long - Term
Certificates of Deposit	$250,000	$—	$—	$250,000

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
                       -----------------------------------------------
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
February 29, 2012
(Unaudited)

7.	Stockholders’ Equity
----------------------------
On November 10, 2010, the Board of Directors and shareholders of the Company approved a 1:2 reverse stock split to be effective on November 29, 2010. The authorized preferred stock was reduced from 1,000,000 to 500,000 shares. There continues to be no preferred shares issued or outstanding. The authorized common stock was reduced from 25,000,000 to 12,500,000 shares. The issued common shares were reduced from 6,228,326 to 3,114,163. The outstanding common shares were reduced from 4,038,188 to 2,019,091. The effect of the reverse stock split has been reflected in all prior periods presented.

During the nine months ended February 29, 2012, the Company purchased a total of 34,325 shares of its common stock for $146,721. During the nine months ended February 28, 2011, the Company purchased a total of 5,703 shares of its common stock for $25,740. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of February 29, 2012, 79,022 shares remain available for purchase under the plan. The number of shares noted above has been adjusted for the 1:2 reverse split effected November 29, 2010.

8.	Other Matters
            -------------------
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
-----------------------------
The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of income.  There can be no assurance that trends in operating results will continue in the future:

Three months ended February 29, 2012 compared with three months ended February 28, 2011
---------------------------------------------------------------------------------------------------------------------------

	(Dollar amounts in thousands)
	Three Months Ended
	February 29,		February 28,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$11,093	100.0%	$9,377	100.0%
Cost of sales	9,372	84.5%	7,743	82.6%
Gross profit	1,721	15.5%	1,634	17.4%

Selling, general and administrative expenses	1,861	16.8%	1,717	18.3%
Loss from operations	(140)	(1.3)%	(83)	(0.9)%

Other income, net	5	0.1%	5	0.1%
Loss before income taxes	(135)	(1.2)%	(78)	(0.8)%
Benefit of income taxes	(53)	(0.5)%	(17)	(0.2)%
Consolidated net loss	$(82)	(0.7)%	$(61)	(0.6)%

TSR, INC. AND SUBSIDIARIES

Revenue
------------
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended February 29, 2012 increased $1,716,000 or 18.3% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 238 for the quarter ended February 28, 2011 to 270 for the quarter ended February 29, 2012.

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

Cost of Sales
------------------
Cost of sales for the quarter ended February 29, 2012, increased $1,629,000 to $9,372,000 from $7,743,000 in the prior year period.  This increase amounted to 21.0% which exceeded the increase in revenue of 18.3%. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 82.6% in the quarter ended February 28, 2011 to 84.5% in the quarter ended February 29, 2012.  The increase in cost of sales as a percentage of revenue was primarily attributable to more demanding client specifications, price reductions and other competitive pressures across our customer base. The most significant rate and margin reductions, which increased cost of sales as a percentage of revenue in the current quarter, were affected by several major customers in the financial services industry.

Selling, General and Administrative Expenses
-------------------------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $144,000 or 8.4% from $1,717,000 in the quarter ended February 28, 2011 to $1,861,000 in the quarter ended February 29, 2012.  This increase was primarily attributable to an increase in the number of recruiting personnel.  During the past fiscal year, the Company established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential position. Such increased submissions have not yet led to the expected increases in placements.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 18.3% in the quarter ended February 28, 2011 to 16.8% in the quarter ended February 29, 2012 as a result of increased revenue.

Loss from Operations
-----------------------------
Loss from operations increased $57,000 from $83,000 in the quarter ended February 28, 2011 to $140,000 in the quarter ended February 29, 2012. The increase in the loss was primarily attributable to the increase in cost of sales as a percentage of revenue and also to the increase in the number of technical recruiters and the initial costs associated with these new hires.  The increase in cost of sales as a percentage of revenue was primarily attributable to the rate and margin reductions as described above. The loss in the quarter ended February 28, 2011 was primarily attributable to unemployment payroll taxes based on calendar year income thresholds which taxes are incurred mostly in the first calendar quarter each year.

Other Income
-------------------
Other income for the quarter ended February 29, 2012 resulted primarily from interest and dividend income of $3,000, which decreased by $2,000 from the level realized in the quarter ended February 28, 2011 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

TSR, INC. AND SUBSIDIARIES

Income Taxes
-------------------
The income tax provision (benefit) included in the Company’s results of operations for the quarters ended February 29, 2012 and February 28, 2011 reflect the Company’s estimated effective tax rate for the years ending May 31, 2012 and 2011, respectively. The income tax recovery for the quarter ended February 28, 2011 was less than expected due to a change in the estimated income taxes for the full year.

Consolidated Net Loss
-------------------------------
Net loss increased $21,000 from $61,000 in the quarter ended February 28, 2011 to $82,000 in the quarter ended February 29, 2012.  The increase in the loss was primarily attributable to the increase in the number of technical recruiters and the initial costs associated with these new hires.

Nine months ended February 29, 2012 compared with nine months ended February 28, 2011
-------------------------------------------------------------------------------------------------------------------------

	(Dollar amounts in thousands)
	Nine Months Ended
	February 29, 2012		February 28, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$33,581	100.0%	$28,498	100.0%
Cost of sales	28,059	83.5%	23,254	81.6%
Gross profit	5,522	16.5%	5,244	18.4%

Selling, general and administrative expenses	5,477	16.3%	4,965	17.4%
Income from operations	45	0.2%	279	1.0%

Other income, net	13	0.0%	16	0.0%
Income before income taxes	58	0.2%	295	1.0%
Provision for income taxes	38	0.1%	140	0.5%
Consolidated net income	$20	0.1%	$155	0.5%

Revenue
------------
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the nine months ended February 29, 2012 increased $5,083,000 or 17.8% from the prior year period.  The average number of consultants on billing with customers increased from approximately 231 for the nine months ended February 28, 2011 to 263 for the nine months ended February 29, 2012.

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

TSR, INC. AND SUBSIDIARIES

Cost of Sales
------------------
Cost of sales for the nine months ended February 29, 2012, increased $4,805,000 or 20.7% to $28,059,000 from $23,254,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 81.6% in the nine months ended February 28, 2011 to 83.5% in the nine months ended February 29, 2012.  The increase in cost of sales as a percentage of revenue was primarily attributable to more demanding client specifications, price reductions and other competitive pressures across our customer base.

Selling, General and Administrative Expenses
------------------------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $512,000 or 10.3% from $4,965,000 in the nine months ended February 28, 2011 to $5,477,000 in the nine months ended February 29, 2012.  This increase was primarily attributable to an increase in the number of recruiting personnel.  During the past fiscal year, the Company established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential position. Such increased submissions have not yet led to the expected increases in placements.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 17.4% in the nine months ended February 28, 2011 to 16.3% in the nine months ended February 29, 2012 as a result of increased revenue.

Other Income
-------------------
Other income for the nine months ended February 29, 2012 resulted primarily from interest and dividend income of $10,000, which decreased by $6,000 from the level realized in the nine months ended February 28, 2011 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
--------------------
The income tax provision included in the Company’s results of operations for the nine months ended February 29, 2012 and February 28, 2011 reflect the Company’s estimated effective tax rate for the years ending May 31, 2012 and 2011, respectively. These rates were 65.8% for the nine months ended February 29, 2012 and 47.4% for the nine months ended February 28, 2011.  The tax rate in the current period was impacted by the increased effects of state minimum taxes and non-deductible expenses on lower taxable income.

Consolidated Net Income
----------------------------------
Net income decreased $135,000 from $155,000 in the nine months ended February 28, 2011 to $20,000 in the nine months ended February 29, 2012.  The decrease was primarily attributable to the increase in cost of sales, which increased at a greater rate than revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
-------------------------------------------
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 29, 2012, the Company had working capital (total current assets in excess of total current liabilities) of $12,442,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,673,000 as compared to working capital of $12,388,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,662,000 at May 31, 2011.

For the nine months ended February 29, 2012, net cash used in operating activities was $17,000 compared to cash used in operating activities of $1,409,000 for the nine months ended February 28, 2011, or a decrease in cash used in operating activities of $1,392,000.  The change in cash used in operating activities primarily resulted from an increase in accounts receivable of $1,967,000 in the nine months ended February 28, 2011. Accounts receivable decreased by $4,000 in the nine months ended February 29, 2012.

Net cash provided by investing activities of $1,487,000 for the nine months ended February 29, 2012 primarily resulted from the maturities of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $67,000 and the purchases of 34,325 shares of common stock for $146,721 in the nine months ended February 29, 2012.  In December 2009, the Board of Directors of the Company reaffirmed a plan previously approved in December 2007 authorizing the repurchase of shares of common stock and approximately 79,022 shares remain available for purchase under this plan.  The number of shares purchased and the remaining shares authorized to be purchased have been adjusted for a 1:2 reverse split effective November 29, 2010.  In the nine months ended February 28, 2011, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $26,000 and the purchases of 5,703 shares of common stock for $25,740.

The Company’s capital resource commitments at February 29, 2012 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 29, 2012.

Tabular Disclosure of Contractual Obligations
--------------------------------------------------------------

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,243,000	$359,000	$486,000	$339,000	$59,000
Employment Agreements	2,275,000	625,000	1,000,000	650,000	—
Totals	$3,518,000	$984,000	$1,486,000	$989,000	$59,000

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements
--------------------------------------------------
The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

Critical Accounting Policies
--------------------------------------
The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2011 Annual Report on Form 10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of February 29, 2012.

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

Part II.           Other Information

Item 2(c)       Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company’s third fiscal quarter:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchase Under the Plans or Programs

12/01-12/31/11	2,400	$4.60	2,400	85,822
01/01-01/31/12	2,600	4.81	2,600	83,222
02/01-02/29/12	4,200	$4.55	4,200	79,022

Total	9,200	$4.64	9,200	79,022
___________________

(1)	The repurchase plan was authorized by the Board of Directors and publicly announced on December 17, 2007 and re-authorized by the Board in January 2010. The plan does not have an expiration date.

TSR, INC. AND SUBSIDIARIES

Item 6.        Exhibits

(a).	Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the nine months ended February 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

_____________
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

TSR Inc.
(Registrant)

Date: April 10, 2012	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: April 10, 2012	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer