Form 10-K
period 2012-05-31
TSR INC
filed 2012-08-06
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the Registrant   (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer     ☐ Accelerated filer ☐ Non-accelerated filer     ☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $4.28 at November 30, 2011 was $4,519,000.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2012 was 1,980,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2012 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.
Form 10-K
For the Fiscal Year Ended May 31, 2012

PART I

Item 1.                     Business

General
----------
TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its clients.  The Company provides its clients with technical computer personnel to supplement their in-house information technology (“IT”) capabilities.  The Company’s clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets.  In the year ended May 31, 2012, the Company provided IT staffing services to approximately 72 clients.

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

Contract Computer Programming Services
----------------------------------------------------
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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York.  The Company does not currently intend to open additional offices. Until recently, due to the continuing impact of the current economic environment, the Company did not hire additional account executives.  The Company has hired additional technical recruiters to address increased requests by clients for submissions of qualified technical personnel for potential positions, although such submissions have not yet resulted in increased placements.  During the past eighteen months, the Company established a program to hire and train recent college graduates to become technical recruiters. The initial costs associated with the hiring and training of such personnel have increased the costs of recruitment, although, over time, the Company believes this program will provide the Company with a larger pool of skilled technical recruiters at a lower cost than hiring experienced technical recruiters. The Company has also recently hired additional account executives in an effort to increase growth. As of May 31, 2012, the Company employed 20 persons who are responsible for recruiting technical personnel and 11 persons who are account executives.  As of May 31, 2011 the Company had employed 17 technical personnel recruiters and 8 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs.  The Company provided services to approximately 72 clients during the year ended May 31, 2012 as compared to 71 in the prior fiscal year.  The Company has historically derived a significant percentage of its total revenue from a relatively small number of clients.  In the fiscal year ended May 31, 2012, the Company had two clients which each consisted of more than 10% of consolidated revenues. The largest of these was Beeline which provides vendor management services under an arrangement where the Company enters into a subcontract with Beeline and Beeline directly contracts with three of the Company’s end clients. Beeline, constituted 13.9% of consolidated revenue for the year ended May 31, 2012 for all three end clients combined, of which Bristol Myers Squibb constituted 10.1% alone.  Additionally, Credit Suisse accounted for 10.7% consolidated revenue for the fiscal year ended May 31, 2012.  Additionally, the Company’s top ten clients (including end clients of vendor management companies) accounted for 73% of consolidated revenue in fiscal 2012 and 87% in fiscal 2011.  While continuing its efforts to expand further its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 26% of the Company’s end clients are in the financial services business. Conditions in financial services have affected the net effective rates that the Company charges to certain of the Company’s end clients in this industry, which has negatively affected the Company’s gross profit margins.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects.  The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis.  The Company devotes significant resources to recruiting technical personnel, maintaining 20 recruiters based in the U.S. and contracting with an India based company for 5 recruiters in India to help locate U.S. based technical consultants.  Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services.  In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers.

Competition
----------------
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
------------------------------------
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

Personnel
-------------
As of May 31, 2012, the Company employs 195 people including its 3 executive officers.  Of such employees 11 are engaged in sales, 20 are recruiters for programmers, 150 are technical and programming consultants, and 11 are in administrative and clerical functions. None of the Company’s employees belong to unions.

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

Dependence Upon Key Personnel.

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph Hughes.  The Company does not have an employment agreement with Mr. Joseph Hughes.  The Company is also dependent on its Senior Vice President and President of TSR Consulting Services, Christopher Hughes. The Company has an employment agreement with Mr. Christopher Hughes which expires February 28, 2017. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers.  The Company does not have employment contracts with these persons.  There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees.  The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers.

In the fiscal year ended May 31, 2012, the Company’s two largest clients, Beeline and Credit Suisse accounted for 13.9% and 10.7% of the Company’s consolidated revenue, respectively.  Beeline is a vendor management company through which the Company provides services to three end clients, of which Bristol Myers Squibb is the most significant. The Company’s ten largest clients constituted 73% of consolidated revenue in fiscal 2012. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates.  In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 26% of the Company’s end clients are in the financial services business. Conditions in financial services have affected the net effective rates that the Company charges to certain of the Company’s end clients in this industry, which has negatively affected the Company’s gross profit margins.  See “Rapidly Changing Industry” below.

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

Competitive Market for Account Executives and Technical Recruiters

The Company faces a highly competitive market for the limited number of qualified personnel. Until recently, for several years during the current economic downturn, the Company had not been seeking to increase the number of account executives, although the Company has been hiring technical recruiters. The competitive market for such personnel could affect the Company’s ability to hire such personnel, and, if the Company is successful in hiring such personnel, there can be no assurance that such hiring will result in increased revenue.

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

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment.  During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants.  As a result, any significant economic downturn could have material adverse affect on the Company’s results of operations.  As a result of the broad based economic downturn, the Company has experienced a decrease in the number of consultants on billing with customers. While customers’ IT spending during the 2012 fiscal year appears to have increased, any improvements have been slow and uncertain, with a decrease in profitability on placements, particularly those with financial services clients. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in increasing its penetration with existing customers or expanding its customer base.  There is no assurance that the Company will achieve growth in its sales at such time as the Company’s business is not affected by the current economic conditions.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employers’ portion of Social Security and Medicare taxes, among others, for our employees, including those placed with clients. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms and the imposition of penalties for failure to provide health insurance to temporary employees under the health care reform statute that was enacted and recently affirmed by the Supreme Court. The Company may not be able to increase the fees charged to its clients sufficient to cover these potential cost increases.

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

Voting Power of Major Shareholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 46% of the Company’s voting power as of July 31, 2012.  As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company’s common shareholders.

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

Item 1B.                  Unresolved Staff Comments

None

Item 2.                     Properties.

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2015, with annual rentals of approximately $65,000.  This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary.  The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2017) and Edison, New Jersey (lease expires August, 2013), with aggregate monthly rentals of approximately $25,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.                     Legal Proceedings.

There are no material legal proceedings.

Item 4.                     Mine Safety Disclosures

None

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of Common Stock now trade on the NASDAQ Capital Market under the symbol TSRI. Previously, until December 2009, the shares traded on the NASDAQ Global Market.  The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2012 and 2011:

JUNE 1, 2011 – MAY 31, 2012

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price. . . . . . . . . . . . . .	$4.96	$4.50	$4.97	$4.65
Low Sales Price . . . . . . . . . . . . . .	4.20	3.83	3.91	4.19

JUNE 1, 2010 – MAY 31, 2011

	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price. . . . . . . . . . . . . . .	$5.22	$12.41	$8.58	$5.13
Low Sales Price . . . . . . . . . . . . . . .	4.06	3.90	4.52	4.70

There were 104 holders of record of the Company’s Common Stock as of July 31, 2012.  Additionally, the Company estimates that there were approximately 1,600 beneficial holders as of that date.  All sales prices have been adjusted for the 1:2 reverse stock split affected November 29, 2010. The Company is currently not paying a dividend and does not intend to do so for the foreseeable future.

Securities authorized for issuance under equity compensation plans.
The 1997 Employee Stock Option Plan, the Company’s lone equity compensation plan, expired on April 30, 2007.

Item 6.                     Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2008

Revenue, Net	$45,215	$39,342	$36,956	$42,801	$51,723

Income (Loss) From Operations	(2)	482	317	998	1,971

Net Income (Loss) Attributable to TSR, Inc.	(62)	197	143	621	1,276

Basic Net Income (Loss) Per TSR, Inc. Common Share	(0.03)	0.10	0.07	0.30	0.56

Working Capital	12,402	12,388	12,455	12,288	12,693

Total Assets	17,165	17,141	15,754	15,387	17,642

Total TSR, Inc. Equity	12,498	12,713	12,542	12,400	13,767

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	6.30	6.30	6.19	6.12	6.02

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$0.00	$0.00	$0.20	$0.64

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
-----------------------------
The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations.  There can be no assurance that historical trends in operating results will continue in the future:

Year Ended May 31,
(Dollar Amounts in Thousands)

	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$45,215	100.0%	$39,342	100.0%
Cost of Sales	37,751	83.5	32,152	81.7

Gross Profit	7,464	16.5	7,190	18.3
Selling, General and
Administrative Expenses	7,466	16.5	6,708	17.1

Income (Loss) from Operations	(2)	0.0	482	1.2
Other Income, Net	15	0.0	21	0.1

Income Before Income Taxes	13	0.0	503	1.3
Provision for Income Taxes	25	0.0	242	0.6

Consolidated Net Income (Loss)	$(12)	0.0%	$261	0.7%

Revenue
------------
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the fiscal year ended May 31, 2012 increased $5,873,000 or 14.9% from fiscal 2011.  The average number of consultants on billing with customers increased from approximately 236 for the fiscal year ended May 31, 2011 to 264 for the fiscal year ended May 31, 2012.

Beginning with the broad based economic downturn in 2008 and continuing for several years through fiscal 2010, the Company experienced a decrease in the number of consultants on billing with customers and reduced opportunities to place new consultants on billing with customers. Since fiscal 2011, there have been indications that there are improvements in the economy and that levels of business activity are increasing, resulting in an increase in opportunities to place consultants on billing with customers. Although customers’ IT spending may be increasing and consultants on billing with customers has increased, the Company is still experiencing the impact of the economic downturn, specifically in the gross profit generated from the placements of consultants on billing with customers, particularly with customers in the financial services industry. The Company believes that the economic outlook remains uncertain.

Cost of Sales
-----------------
Cost of sales increased by $5,599,000 or 17.4%, in fiscal 2012 from fiscal 2011.  Cost of sales as a percentage of revenue increased to 83.5% in fiscal 2012 from 81.7% in fiscal 2011. The increase in cost of sales resulted primarily from an increased number of consultants on billing with customers. The increase in cost of sales as a percentage of revenue was primarily attributable to discount programs and rate reductions at a few of the Company’s major financial services customers.

Selling, General and Administrative Expenses
------------------------------------------------------------
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.  These expenses increased $758,000, or 11.3%, to $7,466,000 in fiscal 2012 from $6,708,000 in fiscal 2011.  This increase was primarily attributable to an increase in the number of recruiting personnel and the initial costs of hiring and training such personnel. The Company has hired additional technical recruiters to address increased requests by clients for submission of technical personnel for potential positions, although such submissions have not yet resulted in a proportional increase in placements.   During the past eighteen months, the Company established a program to hire and train recent college graduates to become technical recruiters. The initial costs associated with the hiring and training of such personnel have increased the costs of recruitment, although, over time, the Company believes this program will provide the Company with a larger pool of skilled technical recruiters at a lower cost than hiring experienced technical recruiters. The Company also hired additional account representatives in an effort to increase growth. Additionally, these expenses decreased, as a percentage of revenue, from 17.1% in the fiscal year ended May 31, 2011 to 16.5% in the fiscal year ended May 31, 2012.

Other Income
------------------
Fiscal 2012 other income resulted primarily from interest and dividend income of $12,000, which decreased by $8,000 from the level realized in 2011 due to lower rates of interest earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
------------------
The effective income tax rate was 48.1% in fiscal 2011.  The effective income tax rate for 2012 is not meaningful due to state minimum or alternative taxes exceeding taxable income.

Consolidated Net Income (Loss)
-------------------------------------------
Consolidated net income decreased from $261,000 in fiscal 2011 to a loss of $12,000 in fiscal 2012.  Consolidated net income decreased primarily due to higher cost of sales as a percentage of revenue.  Also, recruiting expenses continue to increase due to increased client specifications, pricing and other competitive pressures. Selling expenses also increased as additional account executives were hired for the first time since the economic downturn.

Liquidity, Capital Resources and Changes in Financial Condition
--------------------------------------------------------------------------------------
The Company expects that cash flow generated from operations together with its available cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2012, the Company had working capital (total current assets in excess of total current liabilities) of $12,402,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,035,000 as compared to working capital of $12,388,000 including cash and cash equivalents and certificates of deposit and marketable securities of $7,662,000 at May 31, 2011.

Net cash flow of $359,000 was provided by operations during fiscal 2012 as compared to $826,000 of net cash flow used in operations in fiscal 2011.  The cash provided by operations for fiscal 2012 primarily resulted from a decrease in accounts receivable of $193,000 in addition to an increase in accounts and other payables and accrued expenses and other liabilities of $284,000.  The cash used in operations for fiscal 2011 primarily resulted from an increase in accounts receivable of $2,414,000 which was mitigated to some extent by an increase in accounts and other payables and accrued expenses and other current liabilities of  $1,186,000.

Net cash provided by investing activities amounted to $2,734,000 for fiscal 2012, compared to $265,000 in net cash used in investing activities in fiscal 2011.  The change in net cash from investing activities between fiscal 2012 and 2011 primarily resulted from maturities of US Treasury securities and certificates of deposit.

Net cash used in financing activities of $224,000 during the fiscal year ended May 31, 2012 resulted from purchases of treasury stock of $153,000 and distributions of $71,000 to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions LLC. Net cash used in financing activities of $75,000 during the fiscal year ended May 31, 2011 resulted from purchases of treasury stock of $26,000 and distributions of $49,000 to the noncontrolling interest.

The Company’s capital resource commitments at May 31, 2012 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2012.

Impact of New Accounting Standards
--------------------------------------------------
The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

Critical Accounting Policies
-------------------------------------
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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 8.                     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and Subsidiaries as of May 31, 2012 and 2011, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
August 6, 2012

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2012 and 2011

ASSETS

	2012	2011
Current Assets:

Cash and cash equivalents	$7,514,749	$4,645,854
Certificates of deposit and marketable securities	520,672	3,016,542
Accounts receivable:
Trade, net of allowance for doubtful accounts of $193,000 in
2012 and 2011	8,728,669	8,921,861
Other	2,742	4,981
	8,731,411	8,926,842

Prepaid expenses	97,742	57,781
Prepaid and recoverable income taxes	96,518	41,299
Deferred income taxes	86,000	86,000
Total Current Assets	17,047,092	16,774,318

Equipment and leasehold improvements, at cost:
Equipment	67,975	94,027
Furniture and fixtures	117,389	117,389
Automobiles	19,665	19,665
Leasehold improvements	60,058	60,058
	265,087	291,139

Less accumulated depreciation and amortization	244,268	274,890
	20,819	16,249

Certificates of deposit and marketable securities	—	250,000
Other assets	49,653	49,653
Deferred income taxes	47,000	51,000
Total Assets	$ 17,164,564	$ 17,141,220

See accompanying notes to consolidated financial statements.

(Continued)

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2012 and 2011

LIABILITIES AND EQUITY

	2012	2011
Current Liabilities:

Accounts and other payables	$1,121,509	$943,082
Accrued expenses and other current liabilities:
Salaries, wages and commissions	1,992,179	1,850,159
Other	48,932	85,346
	2,041,111	1,935,505

Advances from customers	1,482,652	1,507,439
Total Current Liabilities	4,645,272	4,386,026

Commitments and Contingencies

Equity:
Preferred stock, $1.00 par value,
authorized 500,000 shares; none issued	—	—
Common stock, $0.01 par value, authorized 12,500,000 shares;
issued 3,114,163 shares; 1,983,662 and 2,019,091 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,796,104	20,858,282
	25,930,114	25,992,292
Less: treasury stock, 1,130,501 and 1,095,072 shares, at cost	13,432,092	13,279,263
Total TSR, Inc. Equity	12,498,022	12,713,029
Noncontrolling Interest	21,270	42,165
Total Equity	12,519,292	12,755,194
Total Liabilities and Equity	$17,164,564	$17,141,220

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended May 31, 2012 and 2011

	2012	2011

Revenue, net	$45,215,431	$39,342,369

Cost of sales	37,751,112	32,151,766
Selling, general and administrative expenses	7,466,502	6,708,513
	45,217,614	38,860,279
Income (loss) from operations	(2,183)	482,090

Other income:
Interest and dividend income	12,173	19,943
Unrealized gain from marketable securities, net	2,664	872
	14,837	20,815

Income before income taxes	12,654	502,905

Provision for income taxes	25,000	242,000
Consolidated net income (loss)	(12,346)	260,905
Less: Net income attributable to noncontrolling interest	49,832	63,813
Net income (loss) attributable to TSR, Inc.	$(62,178)	$197,092
Net income (loss) per TSR, Inc. common share	$(0.03)	$0.10
Weighted average number of common shares outstanding	1,999,277	2,019,604

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended May 31, 2012 and 2011

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at June 1, 2010	3,114,163	$31,142	$5,102,868	$20,661,190	$(13,253,523)	$27,820	$12,569,497

Purchases of treasury stock	—	—	—	—	(25,740)	—	(25,740)

Net income attributable to noncontrolling interest	—	—	—	—	—	63,813	63,813

Distribution to noncontrolling interest	—	—	—	—	—	(49,468)	(49,468)

Net income attributable to TSR, Inc.	—	—	—	197,092	—	—	197,092

Balance at May 31, 2011	3,114,163	31,142	5,102,868	20,858,282	(13,279,263)	42,165	12,755,194

Purchases of treasury stock	—	—	—	—	(152,829)	—	(152,829)

Net income attributable to noncontrolling interest	—	—	—	—	—	49,832	49,832

Distribution to noncontrolling interest	—	—	—	—	—	(70,727)	(70,727)

Net loss attributable to TSR, Inc.	—	—	—	(62,178)	—	—	(62,178)

Balance at May 31, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$21,270	$12,519,292

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$(12,346)	$260,905
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,339	8,472
Unrealized gain from marketable securities, net	(2,664)	(872)
Deferred income taxes	4,000	8,000

Changes in operating assets and liabilities:
Accounts receivable-trade	193,192	(2,414,120)
Other receivables	2,239	(1,024)
Prepaid expenses	(39,961)	36,823
Prepaid and recoverable income taxes	(55,219)	74,422
Accounts and other payables and accrued expenses and other current liabilities	284,033	1,185,514
Advances from customers	(24,787)	15,949

Net cash provided by (used in) operating activities	358,826	(825,931)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	4,498,066	6,345,993
Purchases of marketable securities	(1,749,532)	(6,596,274)
Purchases of equipment and leasehold improvements	(14,909)	(15,163)
Net cash provided by (used in) investing activities	2,733,625	(265,444)
Cash flows from financing activities:
Distributions to noncontrolling interest	(70,727)	(49,468)
Purchases of treasury stock	(152,829)	(25,740)
Net cash used in financing activities	(223,556)	(75,208)
Net increase (decrease) in cash and cash equivalents	2,868,895	(1,166,583)

Cash and cash equivalents at beginning of year	4,645,854	5,812,437
Cash and cash equivalents at end of year	$7,514,749	$4,645,854
Supplemental disclosures of cash flow data:
Income taxes paid	$89,000	$162,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012 and 2011

(1)  Summary of Significant Accounting Policies
(a)	Business, Nature of Operations and Customer Concentrations
TSR, Inc. and subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area.  The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2012, two customers accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 24.6%.  The largest of these constituted 13.9% of consolidated revenue. In fiscal 2011, four customers accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 50.0%.  The largest of the four constituted 16.9% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $1,802,000 and $1,669,000 at May 31, 2012 and 2011, respectively.  The Company operates in one business segment, computer programming services.

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
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents were comprised of the following as of May 31, 2012 and 2011:

	2012	2011
Cash in banks	$4,665,956	$2,006,200
Money market funds	2,848,793	2,639,654
	$7,514,749	$4,645,854

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2012 and 2011

(e)	Marketable Securities
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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2012 and 2011 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$500,000	$—	$500,000
Equity securities	20,672	—	—	20,672
	$20,672	$500,000	$—	$520,672

May 31, 2011	Level 1	Level 2	Level 3	Total
US Treasury securities	$1,998,534	$—	$—	$1,998,534
Certificates of deposit	—	1,250,000	—	1,250,000
Equity securities	18,008	—	—	18,008
	$2,016,542	$1,250,000	$—	$3,266,542

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposits to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at May 31, 2012 and 2011 are summarized as follows:

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2012 and 2011

		Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
	Current
2012:	Certificates of deposit	$500,000	$—	$—	$500,000
	Equity securities	16,866	3,806	—	20,672
		$516,866	$3,806	$—	$520,672

	Current
2011:	US Treasury securities	$1,998,534	$—	$—	$1,998,534
	Certificates of deposit	1,000,000	—	—	1,000,000
	Equity securities	16,866	1,142	—	18,008
		$3,015,400	$1,142	$—	$3,016,542
	Long-term
2011:	Certificates of deposit	$250,000	$—	$—	$250,000

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

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2012 and 2011

(h)	Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders (which for the Company equals its net income (loss)) by the weighted average number of common shares outstanding.  The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2012 or 2011.

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

(m)	Impact of New Accounting Standards
The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

(n)	Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable.  The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses.  The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed Federally insured limits.   The Company holds its marketable securities, which consist primarily of United States Treasury Securities, directly with the Treasury and in brokerage accounts.  The Company has not experienced losses in any such accounts.  The Company’s accounts receivable represent approximately 51 accounts with open balances of which, the largest customer, as a percentage of revenue, consisted of 20.6% of the net accounts receivable balance at May 31, 2012.

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2012 and 2011

(2)	Income Taxes
A reconciliation of the provisions for income taxes computed at the Federal statutory rates for fiscal 2012 and 2011 to the reported amounts is as follows:

	2012		2011
	Amount	%	Amount	%
Amounts at statutory Federal tax rate	$4,300	34.0%	$171,000	34.0%
Non-controlling interest	(17,000)	(134.3)	(22,000)	(4.4)
State and local taxes, net of Federal
income tax effect	18,000	142.2	69,000	13.7
Non-deductible expenses and other	19,700	155.7	24,000	4.8
	$25,000	197.6%	$242,000	48.1%

The components of the provisions for income taxes are as follows:

	Federal	State	Total
2012: Current	$(5,000)	$26,000	$21,000
Deferred	3,000	1,000	4,000
	$(2,000)	$27,000	$25,000

2011: Current	$131,000	$103,000	$234,000
Deferred	6,000	2,000	8,000
	$137,000	$105,000	$242,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2012 and 2011 are as follows:

	2012	2011
Allowance for doubtful accounts receivable	$86,000	$86,000
Equipment and leasehold improvement
depreciation and amortization	23,000	23,000
Acquired client relationships	24,000	28,000
Total deferred income tax assets	$133,000	$137,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2012 and 2011

The Company has no unrecognized tax benefits at May 31, 2012 and 2011.  The Company’s U.S. Federal and state income tax returns prior to fiscal year 2009 are closed.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

(3)	Commitments and Contingencies
A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2012 follows:

Fiscal Year	Amount
2013. . . . . . . .	$357,000
2014. . . . . . . .	242,000
2015. . . . . . . .	207,000
2016. . . . . . . .	181,000
2017. . . . . . . .	165,000
Total	$1,152,000

Total rent expenses under all lease agreements amounted to $400,000 and $391,000 in fiscal 2012 and 2011, respectively.

The Company has entered into employment agreements with two of its executive officers expiring through 2017. The total remaining payments under these agreements is $2,025,000 at May 31, 2012.

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

During the year ended May 31, 2012, the Company purchased a total of 35,429 shares of its common stock on the open market in various transactions for $152,829 under the previously announced plan.  As of May 31, 2012, 77,918 shares remain available for purchase under the plan.

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

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2012.

Internal control over financial reporting, no matter how well designed, has inherent limitations.  Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B.                  Other Information

None

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2012 Annual Meeting of Stockholders.

Item 11.                   Executive Compensation.
The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2012 Annual Meeting of Stockholders.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2012 Annual Meeting of Stockholders.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2012 Annual Meeting of Stockholders.

Item 14.                   Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2012 Annual Meeting of Stockholders.

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

Dated:     August 6, 2012

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
------------------------------------------------------------------------------------------------------------------
Robert A. Esernio, Director

/s/ Raymond A. Roel
------------------------------------------------------------------------------------------------------------------
Raymond A. Roel, Director

Dated:    August 6, 2012

TSR, INC. AND SUBSIDIARIES
EXHIBIT INDEX
FORM 10-K, MAY 31, 2012

Exhibit Number	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

10.1	Employment Agreement between TSR, Inc. and Christopher Hughes dated as of March 1, 2012. Incorporated by reference to the Form 8-K filed by the Company on April 13, 2012.

10.2	Employment Agreement dated as of June 1, 2010 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on June 7, 2010.

21	List of Subsidiaries

31.1	Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-15(e)

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-15(e)

32.1	Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.