Form 10-K/A
period 2012-05-31
TSR INC
filed 2012-09-26
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K/A
(Amendment No. 1)
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______.

Commission File Number 0-8656

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2635899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY  11788

 (Address of principal executive offices)

(631) 231-0333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K, as amended, and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation and other risks identified in the Registrant’s filings with the Securities and Exchange Commission (the “SEC”) from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K, as amended.

EXPLANATORY NOTE

TSR, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended May 31, 2012, which was filed with the SEC on August 6, 2012, to include the information required to be disclosed in Part III thereof.  As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have also included Item 15, “Exhibits and Financial Statement Schedules,” as part of this Amendment No. 1.  As further required by Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item as amended.

This Amendment No. 1 does not affect any other section of the Form 10-K not otherwise discussed herein and continues to speak as of the date of the Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant’s other filings made with the SEC subsequent to the filing of the Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and positions and offices held with the Company of each director and executive officer of the Company.  Directors are classified as either Class I, Class II or Class III directors, with each class serving for terms of three (3) years.  The term of Class I directors is set to expire at the next annual meeting of stockholders of the Company.  The term of Class II directors is set to expire at the 2014 annual meeting of stockholders, and the term of Class III directors is set to expire at the 2013 annual meeting of stockholders.  Executive officers serve until such time as their successor is duly elected and qualifies.

Name	Age	Positions and Offices with the Company

Joseph F. Hughes	81	Chairman of the Board, Chief Executive Officer, President, Treasurer and Class I Director

John G. Sharkey	53	Vice President, Finance, Controller and Secretary

James J. Hill	79	Class II Director

Robert A. Esernio	83	Class III Director

Christopher Hughes	51	Senior Vice President and Class II Director

Raymond A. Roel	56	Class I Director

Biographical Information

Mr. Joseph F. Hughes has served as the President and Treasurer of the Company and as a director of the Company since 1969.  From 1953 until forming the Company in 1969, Mr. Hughes was employed by International Business Machines Corporation (“IBM”) in various systems engineering, marketing and administrative positions. Immediately prior to his employment with the Company, Mr. Hughes was responsible for managing the market and technical sales group serving colleges and universities with IBM in Long Island and Westchester County, New York.  We believe that Mr. Joseph Hughes’ long experience with Company and extensive knowledge of the Company’s business and the contract computer programming industry make him a valuable member of the Company’s Board of Directors.

Mr. John G. Sharkey has served as the Vice President, Finance, Controller and Secretary of the Company since 1990.  Mr. Sharkey received a Masters Degree in finance from Adelphi University and has received his Certified Public Accountant certification from the State of New York.  From 1987 until joining the Company in October 1990, Mr. Sharkey was Controller of a publicly held electronics manufacturer.  From 1984 to 1987, he served as Deputy Auditor of a commercial bank, having responsibility over the internal audit department.  Prior to 1984, Mr. Sharkey was employed by KPMG LLP as a senior accountant.

Mr. James J. Hill has served as a director of the Company since December 1989.  In 1998, he retired from MRA Publications, Inc., a medical publishing business for which he had been Executive Vice President of Sales and Marketing since 1979.  Mr. Hill received a Bachelor of Science Degree in Business Administration from the University of Arizona in 1958 and a Bachelor of Foreign Trade Degree from the American Institute of Foreign Trade in Arizona in 1959.  Mr. Hill’s experience in business and knowledge of the Company derived from his long service as a director of the Company make him well qualified to serve as a member of the Company’s Board of Directors.

Mr. Robert A. Esernio has served as a director of the Company since April 2001.  From 1969 through 1990 Mr. Esernio was a partner in the international accounting and consulting firm of Grant Thornton LLP.  Mr. Esernio was also a professor of Accounting at St. John’s University and Long Island University from 1958 through 1985 when he retired with Emeritus status.  Mr. Esernio received a Bachelor of Business Administration Degree, Magna cum Laude from St. John’s University in 1956 and a Master of Business Administration Degree from New York University in 1963.  Mr. Esernio’s experience as an independent public accountant, particularly his experience with the review and audit of public companies’ financial statements of public companies, and his knowledge of the Company derived from his long service as a director make him well qualified to serve as a member of the Company’s Board of Directors.

Mr. Christopher Hughes has served as the Senior Vice President of the Company since 2007 and as a director of the Company since January 2005.  Mr. Hughes has also previously served as a director from April 2000 until September 2004 and as the Vice President, Sales of TSR Consulting Services, Inc., the Company’s computer programming services subsidiary, from 1991 through 2006. In 2007 Mr. Hughes was appointed Senior Vice President of the Company and President of TSR Consulting Services, Inc.  Mr. Hughes is a 1984 graduate of St. Bonaventure University and is the son of Mr. Joseph F. Hughes.  We believe that Mr. Hughes’ long experience with Company and knowledge of the contract computer programming industry make him well qualified to serve as a member of the Company’s Board of Directors.

Mr. Raymond A. Roel has served as a director of the Company since January 2005.  Since 1996, Mr. Roel has served as the Internal Communications Director of McCann Worldgroup, a unit of Interpublic Group of Companies, Inc.   Mr. Roel is a 1977 graduate of Brown University with a B.A. in Semiotics (linguistics).  We believe that Mr. Roel’s experience in business, including his background in marketing, make him well qualified to serve as a member of the Company’s Board of Directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended May 31, 2012, all filings required to be made by its executive officers, directors and greater than ten percent stockholders pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its employees, including the Chief Executive Officer and principal financial and accounting officers.  The code of ethics is posted on the Company’s website at www.tsrconsulting.com.  The Company intends to post on its website all disclosures that are required by law or NASDAQ Capital Market listing standards concerning any amendments to, or waivers from, our code of ethics.  Stockholders may request a free copy of the code of ethics by writing to Corporate Secretary, TSR, Inc., 400 Oser Avenue, Hauppauge, NY 11788.  Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics that apply to the Company’s principal executive, financial and accounting officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the NASDAQ Capital Market.

Audit Committee

The current members of the Audit Committee are Robert A. Esernio (Chairman), James J. Hill and Raymond A. Roel.  The Board of Directors has determined that Robert A. Esernio meets the requirements of an “audit committee financial expert” within the meaning of the regulations of the SEC.  The Audit Committee’s primary functions are to assist the Board in monitoring the integrity of the Company’s financial statements and systems of internal control.  The Audit Committee has direct responsibility for the appointment, independence and performance of the Company’s independent auditors.  The Audit Committee is responsible for pre-approving any engagements of our independent auditors.  The Audit Committee operates under a written charter approved by the Board on September 16, 2004, and amended as of October 10, 2008, a copy of which is available on the Company’s website at www.tsrconsulting.com.

Item 11.                  Executive Compensation.

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to the Company for the years ended May 31, 2012 and 2011.  The Named Executive Officers are (1) Joseph F. Hughes, President and Chief Executive Officer, (2) John G. Sharkey, Vice President, Finance, and (3) Christopher Hughes, Senior Vice President (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Joseph F. Hughes, President and Chief Executive Officer	2012 2011	$500,000 $450,000	$ - $18,000	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$53,000 (1) $47,000 (1)	$553,000 $515,000
John G. Sharkey, Vice President, Finance	2012 2011	$197,000 $175,000	$50,000 $50,000	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$7,000 (2) $6,000 (2)	$254,000 $231,000
Christopher Hughes, Senior Vice President	2012 2011	$288,000 $200,000	$100,000 $100,000	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$30,000 (3) $25,000 (3)	$418,000 $334,000

(1)
Of these amounts, $14,000 related to Mr. Joseph Hughes’ personal use of an automobile provided by the Company for each of the 2012 and 2011 fiscal years; $21,000 and $15,000 was paid to Mr. Joseph Hughes for a country club membership for the 2012 and 2011 fiscal years, respectively; and $18,000 was paid to Mr. Joseph Hughes for premiums for medical insurance benefits for each of the 2012 and 2011 fiscal years.

(2)	Amounts related to Mr. Sharkey’s personal use of an automobile provided by the Company.

(3)
Of these amounts, $3,000 and $2,000 related to Mr. Christopher Hughes’ personal use of an automobile provided by the Company for the 2012 and 2011 fiscal years, respectively; and $27,000 and $23,000 was paid to Mr. Christopher Hughes for premiums for medical insurance benefits for the 2012 and 2011 fiscal years, respectively.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the end of fiscal 2012.

Employment Agreements and Arrangements

Mr. Joseph Hughes was compensated at a base salary of $500,000 per annum during the fiscal year ended May 31, 2012.  In addition, pursuant to an unwritten employment agreement between Mr. Hughes and the Company, Mr. Hughes is entitled to an annual bonus in an amount equal to (a) 4% of the Company’s pre-tax profits up to the first $1,000,000 and (b) 6% of the Company’s pre-tax profits in excess of $1,000,000.  As set forth in the Summary Compensation Table above, no annual bonus was paid to Mr. Hughes for the fiscal year ended May 31, 2012, and an annual bonus in the amount of $18,000 was paid to Mr. Hughes for the fiscal year ended May 31, 2011.

In June 2010, the Company entered into an employment agreement with Mr. John G. Sharkey, which terminates May 31, 2015.  The employment agreement provides for an initial annual base salary of $175,000, which will increase to $200,000 in July 2011, and which is subject to further increase in the discretion of the President of the Company, and an annual bonus determined by the Compensation Committee in its discretion upon recommendation of the President based on Mr. Sharkey’s individual performance and the Company’s overall performance in such year.  As set forth in the Summary Compensation Table above, the Company paid an annual bonus to Mr. Sharkey in the amount of $50,000 for each of the fiscal years ended May 31, 2012 and 2011.

In April 2012, the Company entered into an employment agreement with Mr. Christopher Hughes, which terminates February 28, 2017.  The employment agreement provides for an annual base salary of $ 300,000 and an annual bonus determined by the Compensation Committee in its discretion based upon performance standards which the Chairman of the Company, subject to the approval of the Compensation Committee, shall establish at the beginning of the each fiscal year.  As set forth in the Summary Compensation Table above, the Compensation Committee approved, and the Company paid, an annual bonus to Mr. Hughes in the amount of $100,000 for each of the fiscal years ended May 31, 2012 and 2011.

Payments in Connection with Termination of Employment and Change in Control

Mr. Christopher Hughes’ employment agreement provides that if the Company terminates Mr. Hughes’ employment with the Company for any reason other than for “cause” or Mr. Hughes’ disability as such terms are defined therein, he is entitled to receive a severance payment equal two (2) years base salary, payable in equal semi-monthly installments and all employee benefits for twenty-four (24) months at the Company’s expense.  Mr. Hughes’ employment further provides that if his employment with the Company is terminated without cause during the six-month period prior to, or within one year after, a “change in control” of the Company as such term is defined therein, he is entitled to receive a lump sum payment equal to (i) two (2) times his current base salary plus (ii) two (2) times his bonus for the then current fiscal year, or if that amount cannot be determined, two (2) times the amount of the bonus paid to him for the prior fiscal year, and all employee benefits for a period of twenty-four (24) months after termination.

Mr. John Sharkey’s employment agreement provides that if he terminates his employment with the Company in connection with a “change in control” of the Company as such term is defined therein, he is entitled to receive (i) his full salary through the date of termination, (ii) an amount equal to two (2) times his current base salary, (iii) the pro rata portion of the annual bonus to which he is entitled for the then current year pro rated through the date of termination, or if such amount cannot be determined, the pro rata portion of the annual bonus paid for the preceding year through the date of termination, (iv) an amount equal to two (2) times the annual bonus payable to him for the then current year, or if such amount cannot be determined, two (2) times the amount of the annual bonus paid to him for the prior year, and (v) all employee benefits for a period of twenty-four (24) months after termination.

Director Compensation

The following table sets forth information concerning the compensation of the non-employee directors of the Company for the fiscal year ended May 31, 2012.
Name	Fees Earned Or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Robert A. Esernio	$20,000	$ -	$ -	$ -	$ -	$ -	$20,000
James J. Hill	$10,000	$ -	$ -	$ -	$ -	$ -	$10,000
Raymond A. Roel	$10,000	$ -	$ -	$ -	$ -	$ -	$10,000

For their service, members of the Board of Directors who are not salaried employees of the Company received an annual retainer of $10,000, payable quarterly during fiscal 2012; members of the Board of Directors who are salaried employees or executive officers of the Company do not receive any compensation from the Company for their service on the Board.  Mr. Esernio received an additional annual retainer of $10,000 for his services as Audit Committee Chairman.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders and Security Ownership of Management

The following table sets forth information as of September 7, 2012 with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of the Company’s common stock, par value $0.01 per share (“Common Stock”), by (1) each director of the Company, (2) the Named Executive Officers of the Company (as such term is defined in the section captioned “Executive Compensation”), (3) each person or group of persons known by the Company to be the beneficial owner of greater than five percent (5%) of the Company’s outstanding Common Stock, and (4) all directors and officers of the Company as a group.  As of September 7, 2012, there were 1,980,062 shares of the Company’s Common Stock outstanding.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)	Percent of Class
Dimensional Fund Advisors LP (2)	99,893	5.0%
Robert A. Esernio (3)(4)	-	-
James J. Hill (3)(4)	-	-
Christopher Hughes (3)(4)(5)(6)	11,842	0.6%
Joseph F. Hughes (3)(4)(7)(8)	919,633	46.4%
Raymond A. Roel (3)(4)	-	-
John G. Sharkey (3)(9)	6,750	0.3%
All Directors and Executive Officers as a Group (6 persons) (8)	927,093	46.8%

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s Common Stock if he or she has voting or investment power with respect to such security.  This includes shares (a) subject to options exercisable within sixty (60) days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)
Based on a Schedule 13G filed by Dimensional Fund Advisors LP with the SEC on February 14, 2012.  Dimensional Fund Advisors LP maintains a mailing address at Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746.

(3)	This executive officer and/or director maintains a mailing address at 400 Oser Avenue, Suite 150, Hauppauge, New York 11788.

(4)	Such person currently serves as a director of the Company.

(5)
Includes 11,132 shares held by JW Hughes Family LLC, in which each of Mr. Christopher Hughes and his wife owns an interest.  Mr. Hughes disclaims any beneficial ownership of the shares held by the JW Hughes Family LLC except to the extent of his interest therein.

(6)	Mr. Christopher Hughes serves as the Senior Vice President of the Company.

(7)	Mr. Joseph F. Hughes serves as the Chairman, President, Chief Executive Officer and Treasurer of the Company.

(8)
Includes 875,151 shares of Common Stock held by JW Hughes Family LLC, of which Mr. Hughes is the manager and in which he has an interest.  Mr. Hughes disclaims beneficial ownership of the shares beneficially owned by JW Hughes Family LLC, except to the extent of his interest in JW Hughes Family LLC.  Also includes 800 shares held of record by his wife, as to which Mr. Hughes disclaims beneficial ownership.

(9)	Mr. John G. Sharkey serves as the Vice President, Finance, Controller and Secretary of the Company.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Except for the Company’s employment of Mr. Christopher Hughes, who is the son of Mr. Joseph F. Hughes, an executive officer of the Company, the Company was not a participant in any transaction since the beginning of the Company’s last fiscal year in which the amount involved exceeds $120,000, and in which any related person had a direct or indirect material interest.  There are no such transactions currently proposed.

Mr. Joseph F. Hughes would be deemed to be a parent of the Company due to his ownership of 46.4% of the outstanding Common Stock of the Company at September 21, 2012 and his positions as President and Chief Executive officer.

Meetings and Committees of the Board of Directors

The Board of Directors of the Company conducts business through meetings of the Board or by unanimous written consents of the Board.  The Board of Directors for the 2012 fiscal year consisted of Joseph F. Hughes (Chairman), James J. Hill, Robert A. Esernio, Christopher Hughes and Raymond A. Roel, of whom James J. Hill, Robert A. Esernio and Raymond A. Roel qualify as “independent directors” under the NASDAQ rules.

Item 14.                 Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by J.H. Cohn LLP for professional services related to the audit of the Company’s consolidated financial statements and the review of the consolidated condensed financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended May 31, 2012 and 2011 were $63,000 and $63,000, respectively.

Audit-Related Fees

There were no fees billed by J.H. Cohn LLP for audit related services for the fiscal years ended May 31, 2012 or 2011.

Tax Fees

There were no fees billed by J.H. Cohn LLP for tax services during the fiscal years ended May 31, 2012 or 2011.

All Other Fees

There were no fees billed by J.H. Cohn LLP related to any other non-audit services for the fiscal years ended May 31, 2012 or 2011.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

Item 15.                 Exhibits and Financial Statement Schedules.

(a)           Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

(b)           Financial Statements

Reference is made to the Index to Consolidated Financial Statements included under Item 8 of the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2012, which was filed with the SEC on August 6, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSR, INC.

Date: September 26, 2012	By:	/s/ Joseph F. Hughes
Joseph F. Hughes
Chairman, President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 26, 2012	By: /s/ Joseph F. Hughes Joseph F. Hughes Chairman, President, Chief Executive Officer and Treasurer

Date: September 26, 2012	By: /s/ John G. Sharkey John G. Sharkey Vice President, Finance, Controller and Secretary

Date: September 26, 2012	By: /s/ James J. Hill James J. Hill Director

Date: September 26, 2012	By: /s/ Christopher Hughes Christopher Hughes Senior Vice President and Director

Date: September 26, 2012	By: /s/ Robert A. Esernio Robert A. Esernio Director

Date: September 26, 2012	By: /s/ Raymond A. Roel Raymond A. Roel Director

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Articles of Incorporation for the Company, as amended, incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K for the fiscal year ended May 31, 1998, filed with the SEC on August 26, 1998.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended May 31, 1998, filed with the SEC on August 26, 1998.
10.1	Employment Agreement between the Company and Christopher Hughes dated as of March 1, 2012.
10.2
Employment Agreement between the Company and John G. Sharkey dated as of June 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 7, 2010.

21	List of Subsidiaries.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of equity; (iv) consolidated statements of cash flows; and (v) notes to consolidated financial statements.

E - 1