Form 10-Q
period 2012-08-31
TSR INC
filed 2012-10-09
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2012

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
☐ Yes     ☒ No

As of September 30, 2012, there were 1,980,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.     Financial Information
                Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2012	May 31, 2012
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$4,945,854	$7,514,749
Certificates of deposit and marketable securities	3,257,131	520,672
Accounts receivable, net of allowance for doubtful accounts of $193,000	8,589,671	8,728,669
Other receivables	2,582	2,742
Prepaid expenses	97,687	97,742
Prepaid and recoverable income taxes	136,098	96,518
Deferred income taxes	86,000	86,000
Total Current Assets	17,115,023	17,047,092

Equipment and leasehold improvements, net of accumulated depreciation
and amortization of $246,965 and $244,268	18,122	20,819
Other assets	49,653	49,653
Deferred income taxes	46,000	47,000
Total Assets	$17,228,798	$17,164,564

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,204,797	$1,121,509
Accrued expenses and other current liabilities	2,131,000	2,041,111
Advances from customers	1,467,652	1,482,652

Total Current Liabilities	4,803,449	4,645,272

Commitments and contingencies

Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued.	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,980,062 and 1,983,662 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	20,702,670	20,796,104
	25,836,680	25,930,114
Less: Treasury stock, 1,134,101 and 1,130,501 shares, at cost	13,448,663	13,432,092
Total TSR, Inc. Equity	12,388,017	12,498,022
Noncontrolling Interest	37,332	21,270
Total Equity	12,425,349	12,519,292
Total Liabilities and Equity.	$17,228,798	$17,164,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended August 31, 2012 and 2011
(UNAUDITED)

Three Months Ended
August 31,
	2012	2011
Revenue, net	$11,288,445	$11,373,095

Cost of sales	9,438,746	9,462,631
Selling, general and administrative expenses.	1,962,826	1,802,279
	11,401,572	11,264,910
Income (loss) from operations	(113,127)	108,185

Other income (expense):
Interest and dividend income	3,063	3,762
Unrealized loss on marketable securities, net.	(808)	(1,904)

Income (loss) before income taxes	(110,872)	110,043
Provision (benefit) for income taxes.	(37,000)	47,000
Consolidated net income (loss)	(73,872)	63,043
Less: Net income attributable to noncontrolling interest	(19,562)	(15,857)

Net income (loss) attributable to TSR, Inc.	$(93,434)	$47,186

Basic and diluted net income (loss) per TSR, Inc. common share	$(0.05)	$0.02

Weighted average number of basic and diluted common shares outstanding	1,981,350	2,019,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Three Months Ended August 31, 2012 and 2011
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity
Balance at May 31, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$42,165	$12,755,194

Net income attributable to noncontrolling interest	-	-	-	-	-	15,857	15,857

Distribution to noncontrolling interest	-	-	-	-	-	(3,500)	(3,500)

Purchases of treasury stock	-	-	-	-	(2,340)	-	(2,340)

Net income attributable to TSR, Inc.	-	-	-	47,186	-	-	47,186
Balance at August 31, 2011	3,114,163	$31,142	$5,102,868	$20,905,468	$(13,281,603)	$54,522	$12,812,397

Balance at May 31, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$21,270	$12,519,292

Net income attributable to noncontrolling interest	-	-	-	-	-	19,562	19,562

Distribution to noncontrolling interest	-	-	-	-	-	(3,500)	(3,500)

Purchases of treasury stock	-	-	-	-	(16,571)	-	(16,571)

Net loss attributable to TSR, Inc.	-	-	-	(93,434)	-	-	(93,434)
Balance at August 31, 2012	3,114,163	$31,142	$5,102,868	$20,702,670	$(13,448,663)	$37,332	$12,425,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended August 31, 2012 and 2011
(UNAUDITED)

Three Months Ended
August 31,

	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$(73,872)	$63,043
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,697	2,365
Unrealized loss on marketable securities, net.	808	1,904
Deferred income taxes	1,000	1,000

Changes in operating assets and liabilities:
Accounts receivable	138,998	210,062
Other receivables	160	(360)
Prepaid expenses	55	(2,087)
Prepaid and recoverable income taxes.	(39,580)	27,671
Accounts and other payables and accrued expenses and other current liabilities	173,177	225,984
Advances from customers	(15,000)	(24,806)

Net cash provided by operating activities.	188,443	504,776

Cash flows from investing activities:
Proceeds from maturities of marketable securities.	500,000	1,749,090
Purchases of marketable securities	(3,237,267)	(749,848)
Purchases of equipment and leasehold improvements	-	(6,220)

Net cash provided by (used in) investing activities	(2,737,267)	993,022

Cash flows from financing activities:
Purchases of treasury stock.	(16,571)	(2,340)
Distribution to noncontrolling interest.	(3,500)	(3,500)

Net cash used in financing activities	(20,071)	(5,840)

Net increase (decrease) in cash and cash equivalents	(2,568,895)	1,491,958
Cash and cash equivalents at beginning of period	7,514,749	4,645,854

Cash and cash equivalents at end of period	$4,945,854	$6,137,812

Supplemental disclosures of cash flow data:
Income taxes paid	$1,000	$18,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three months ended August 31, 2012 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2013.  The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2012 and May 31, 2012:

	August 31, 2012	May 31, 2012

Cash in banks	$4,548,797	$4,665,956
Money market funds	397,057	2,848,793
	$4,945,854	$7,514,749

4.	Revenue Recognition

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
August 31, 2012
(Unaudited)

5.	Marketable Securities

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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2012 and May 31, 2012 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2012	Level 1	Level 2	Level 3	Total
US Treasury Securities	$999,267	$-	$-	$999,267
Certificates of Deposit	-	2,238,000	-	2,238,000
Equity Securities	19,864	-	-	19,864
	$1,019,131	$2,238,000	$-	$3,257,131

May 31, 2012	Level 1	Level 2	Level 3	Total
US Treasury Securities	$-	$-	$-	$-
Certificates of Deposit	-	500,000	-	500,000
Equity Securities	20,672	-	-	20,672
	$20,672	$500,000	$-	$520,672

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at August 31, 2012 and May 31, 2012 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2012
(Unaudited)

August 31, 2012 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$999,267	$-	$-	$999,267
Certificates of Deposit	2,238,000		-	2,238,000
Equity Securities	16,866	2,998	-	19,864
	$3,254,133	$2,998	$-	$3,257,131

May 31, 2012 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$500,000	$-	$-	$500,000
Equity Securities	16,866	3,806	-	20,672
	$516,866	$3,806	$-	$520,672

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2012
(Unaudited)

7.	Stockholders’ Equity

During the three months ended August 31, 2012, the Company purchased a total of 3,600 shares of its common stock for $16,571. During the three months ended August 31, 2011, the Company purchased a total of 475 shares of its common stock for $2,340. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of September 30, 2012, 74,318 shares remain available for purchase under the plan.

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

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following:  the success of the Company’s plan for internal growth, the impact of adverse economic conditions on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer consulting services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward looking statements.

Results of Operations
The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2012 compared with three months ended August 31, 2011

	(Dollar amounts in thousands)
	Three Months Ended
	August 31, 2012		August 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$11,289	100.0%	$11,373	100.0%
Cost of sales	9,439	83.6%	9,463	83.2%
Gross profit	1,850	16.4%	1,910	16.8%

Selling, general and administrative expenses	1,963	17.4%	1,802	15.8%
Income (loss) from operations	(113)	(1.0)%	108	1.0%

Other income, net	2	0.0%	2	0.0%
Income (loss) before income taxes	(111)	(1.0)%	110	1.0%
Provision (benefit) for income taxes	(37)	(0.3)%	47	0.4%
Consolidated net income (loss)	$(74)	(0.7)%	$63	0.6%

TSR, INC. AND SUBSIDIARIES

Revenue
Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2012 decreased $84,000 or 0.7% from the prior year quarter. The average number of consultants on billing with customers decreased slightly from approximately 255 for the quarter ended August 31, 2011 to 254 for the quarter ended August 31, 2012.

During the current quarter, the Company had an overall increase in consultants on billing with customers except for one account. Due to budget and possible relocation of the corporate offices, approximately 15 consultants were terminated at this customer on June 30, 2012.  The customer has determined not to relocate and several new consultants were placed at this account near the end of the quarter.

Cost of Sales
Cost of sales for the quarter ended August 31, 2012, decreased $24,000 or 0.3% to $9,439,000 from $9,463,000 in the prior year period. The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 83.2% in the quarter ended August 31, 2011 to 83.6% in the quarter ended August 31, 2012. The increase in cost of sales as a percentage of revenue was primarily attributable to revenue being reduced by discount programs and rate reductions at a few of the Company’s major financial services customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $161,000 or 8.9% from $1,802,000 in the quarter ended August 31, 2011 to $1,963,000 in the quarter ended August 31, 2012. This increase was primarily attributable to an increase in the number of recruiting and sales personnel and expenses associated with the recruiting training program.  The Company has established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses. Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions. Such increased submissions have not yet led to the expected increases in placements.  Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, increased from 15.8% in the quarter ended August 31, 2011 to 17.4% in the quarter ended August 31, 2012 as a result of the increase in the number of technical recruiters and sales executives not yet being reflected in additional revenue.

Other Income
Other income for the quarter ended August 31, 2012 resulted primarily from interest and dividend income of $3,000, which decreased by $1,000 from the level realized in the quarter ended August 31, 2011 due to lower interest rates earned on the Company’s US Treasury securities, certificates of deposit and money market accounts.

Income Taxes
The income tax provision (benefit) included in the Company’s results of operations for the quarters ended August 31, 2012 and 2011 reflect the Company’s estimated effective tax rate for the years ending May 31, 2013 and 2012, respectively. These rates were 42.7% for the quarter ended August 31, 2011 and (33.3) % for the quarter ended August 31, 2012.

Consolidated Net Income (Loss)
Consolidated net income decreased $137,000 from income of $63,000 in the quarter ended August 31, 2011 to a loss of $74,000 in the quarter ended August 31, 2012. This decrease was primarily attributable to the increase in selling, general and administrative expenses as a result of hiring additional recruiters and sales executives.  Losses are expected to continue until such time as the Company’s plan for internal growth generates a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2012, the Company had working capital (total current assets in excess of total current liabilities) of $12,312,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,203,000 as compared to working capital of $12,402,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,035,000 at May 31, 2012.

For the three months ended August 31, 2012, net cash provided by operating activities was $188,000 compared to net cash provided by operating activities of $505,000 for the three months ended August 31, 2011, or a decrease in cash provided by operating activities of $316,000. The cash provided by operating activities in the three months ended August 31, 2012 primarily resulted from a decrease in accounts receivable of $139,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $173,000. The decrease in accounts receivable is attributable to improved payments from a major customer resulting from this customer instituting a consultant time management system. The increase in accounts and other payable and accrued expenses and other current liabilities are attributable to an increase in the number of work days in the last payroll cycle of the quarter. The cash provided by operating activities in the three months ended August 31, 2011, resulted primarily from a decrease in accounts receivable of $210,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $226,000.

Net cash used in investing activities of $2,737,000 for the three months ended August 31, 2012 primarily resulted from new investments in US Treasury securities and certificates of deposit. Net cash provided by investing activities of $993,000 for the three months ended August 31, 2011 primarily resulted from the maturities of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $3,500 and the purchases of 3,600 shares of common stock for $16,571 in the three months ended August 31, 2012. In the three months ended August 31, 2011, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $3,500 and the purchases of 475 shares of common stock for $2,340.

The Company’s capital resource commitments at August 31, 2012 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the three months ended August 31, 2012.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2012 Annual Report on Form10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of August 31, 2012.

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

Part II.      Other Information
Item 2(c)  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company’s first fiscal quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units)Purchased	Average PricePaid per Share(or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchase Under the Plans or Programs

June, 2012	1,300	$4.72	1,300	76,618
July, 2012	2,300	$4.54	2,300	74,318
Aug, 2012	0	N/A	0	74,318
Total	3,600	$4.60	3,600

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: October 9, 2012	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: October 9, 2012	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer