Form 10-Q
period 2012-11-30
TSR INC
filed 2013-01-09
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2012

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
☐ Yes     ☒ No

As of December 31, 2012, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2012	May 31, 2012
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$1,295,127	$7,514,749
Certificates of deposit and marketable securities	3,252,919	520,672
Accounts receivable, net of allowance for doubtful accounts of $193,000	8,725,517	8,728,669
Other receivables	6,531	2,742
Prepaid expenses	100,345	97,742
Prepaid and recoverable income taxes	225,098	96,518
Deferred income taxes	86,000	86,000
Total Current Assets	13,691,537	17,047,092

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $249,661 and $244,268	15,426	20,819
Other assets	49,653	49,653
Deferred income taxes	44,000	47,000
Total Assets	$13,800,616	$17,164,564

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,241,306	$1,121,509
Accrued expenses and other current liabilities	1,780,982	2,041,111
Advances from customers	1,507,852	1,482,652
Total Current Liabilities	4,530,140	4,645,272
Commitments and contingencies
Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,980,062 and 1,983,662 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,550,108	20,796,104
	22,684,118	25,930,114
Less: Treasury stock, 1,134,101 and 1,130,501 shares, at cost	13,448,663	13,432,092
Total TSR, Inc. Equity	9,235,455	12,498,022
Noncontrolling Interest	35,021	21,270
Total Equity	9,270,476	12,519,292
Total Liabilities and Equity	$13,800,616	$17,164,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended November 30, 2012 and 2011
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Revenue, net	$10,560,273	$11,115,015	$21,848,718	$22,488,110

Cost of sales	8,805,261	9,224,544	18,244,007	18,687,175
Selling, general and administrative expenses	2,013,724	1,814,621	3,976,550	3,616,900
	10,818,985	11,039,165	22,220,557	22,304,075
Income (loss) from operations	(258,712)	75,850	(371,839)	184,035

Other income (expense):
Interest and dividend income	2,644	3,150	5,707	6,912
Unrealized loss on marketable securities, net	(4,212)	3,824	(5,020)	1,920

Income (loss) before income taxes	(260,280)	82,824	(371,152)	192,867
Provision (benefit) for income taxes	(79,000)	44,000	(116,000)	91,000
Consolidated net income (loss)	(181,280)	38,824	(255,152)	101,867
Less: Net income attributable to noncontrolling interest	(1,189)	(7,121)	(20,751)	(22,978)
Net income (loss) attributable to TSR, Inc.	$(182,469)	$31,703	$(275,903)	$78,889
Basic and diluted net income (loss) per TSR, Inc. common share	$(0.09)	$0.02	$(0.14)	$0.04
Weighted average number of basic and diluted common shares outstanding	1,980,062	2,003,981	1,981,350	2,011,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Six Months Ended November 30, 2012 and 2011
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity

Balance at May 31, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$42,165	$12,755,194

Net income attributable to noncontrolling interest	-	-	-	-	-	22,978	22,978

Distribution to noncontrolling interest	-	-	-	-	-	(7,000)	(7,000)

Purchases of treasury stock	-	-	-	-	(104,076)	-	(104,076)

Net income attributable to TSR, Inc.	-	-	-	78,889	-	-	78,889

Balance at November 30, 2011	3,114,163	$31,142	$5,102,868	$20,937,171	$(13,383,339)	$58,143	$12,745,985

Balance at May 31, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$21,270	$12,519,292

Net income attributable to noncontrolling interest	-	-	-	-	-	20,751	20,751

Distribution to noncontrolling interest	-	-	-	-	-	(7,000)	(7,000)

Purchases of treasury stock	-	-	-	-	(16,571)	-	(16,571)

Cash dividend paid	-	-	-	(2,970,093)	-	-	(2,970,093)

Net loss attributable to TSR, Inc.	-	-	-	(275,903)	-	-	(275,903)

Balance at November 30, 2012	3,114,163	$31,142	$5,102,868	$17,550,108	$(13,448,663)	$35,021	$9,270,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended November 30, 2012 and 2011
(UNAUDITED)

	Six Months Ended November 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$(255,152)	$101,867
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,393	5,053
Unrealized loss on marketable securities, net	5,020	(1,920)
Deferred income taxes	3,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	3,152	(201,560)
Other receivables	(3,789)	(679)
Prepaid expenses	(2,603)	(9,416)
Prepaid and recoverable income taxes	(128,580)	(1,210)
Accounts and other payables and accrued expenses and other current liabilities	(140,332)	196,222
Advances from customers	25,200	(44,062)
Net cash provided by (used in) operating activities	(488,691)	47,295
Cash flows from investing activities:
Proceeds from maturities of marketable securities	500,000	2,748,534
Purchases of marketable securities	(3,237,267)	(1,749,532)
Purchases of equipment and leasehold improvements	-	(10,210)
Net cash provided by (used in) investing activities	(2,737,267)	988,792
Cash flows from financing activities:
Cash dividend paid	(2,970,093)	-
Purchases of treasury stock	(16,571)	(104,076)
Distribution to noncontrolling interest	(7,000)	(7,000)
Net cash used in financing activities	(2,993,664)	(111,076)
Net increase (decrease) in cash and cash equivalents	(6,219,622)	925,011
Cash and cash equivalents at beginning of period	7,514,749	4,645,854
Cash and cash equivalents at end of period	$1,295,127	$5,570,865

Supplemental disclosures of cash flow data:
Income taxes paid	$10,000	$89,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three and six months ended November 30, 2012 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2013.  The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2012 and May 31, 2012:

	November 30, 2012	May 31, 2012
Cash in banks	$1,198,183	$4,665,956
Money market funds	96,944	2,848,793
	$1,295,127	$7,514,749

4.	Revenue Recognition

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012
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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2012 and May 31, 2012 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2012	Level 1	Level 2	Level 3	Total
US Treasury Securities	$999,267	$-	$-	$999,267
Certificates of Deposit	-	2,238,000	-	2,238,000
Equity Securities	15,652	-	-	15,652
	$1,014,919	$2,238,000	$-	$3,252,919

May 31, 2012	Level 1	Level 2	Level 3	Total
US Treasury Securities	$-	$-	$-	$-
Certificates of Deposit	-	500,000	-	500,000
Equity Securities	20,672	-	-	20,672
	$20,672	$500,000	$-	$520,672

Based upon the Company’s intent and ability to hold its US Treasury securities and certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at November 30, 2012 and May 31, 2012 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012
(Unaudited)

November 30, 2012
Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
US Treasury Securities	$999,267	$-	$-	$999,267
Certificates of Deposit	2,238,000	-	-	2,238,000
Equity Securities	16,866	-	(1,214)	15,652
	$3,254,133	$-	$(1,214)	$3,252,919

May 31, 2012
Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$500,000	$-	$-	$500,000
Equity Securities	16,866	3,806	-	20,672
	$516,866	$3,806	$-	$520,672

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012
(Unaudited)

7.	Stockholders’ Equity

On November 30, 2012, the Company paid a special one-time cash dividend of $1.50 per common share to stockholders of record as of October 30, 2012. This dividend amounted to $2,970,093. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

During the six months ended November 30, 2012, the Company purchased a total of 3,600 shares of its common stock for $16,571. During the six months ended November 30, 2011, the Company purchased a total of 25,125 shares of its common stock for $104,076. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of December 31, 2012, 56,318 shares remain available for purchase under the plan.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2012 compared with three months ended November 30, 2011

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2012		November 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$10,560	100.0%	$11,115	100.0%
Cost of sales	8,805	83.4%	9,224	83.0%
Gross profit	1,755	16.6%	1,891	17.0%
Selling, general and administrative expenses	2,014	19.1%	1,815	16.3%
Income (loss) from operations	(259)	(2.5)%	76	0.7%
Other income (expense), net	(1)	0.0%	7	0.1%
Income (loss) before income taxes	(260)	(2.5)%	83	0.8%
Provision (benefit) for income taxes	(79)	(0.8)%	44	0.4%
Consolidated net income (loss)	$(181)	(1.7)%	$39	0.4%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended November 30, 2012 decreased $555,000 or 5.0% from the prior year quarter.  The average number of consultants on billing with customers decreased slightly from approximately 265 for the quarter ended November 30, 2011 to 260 for the quarter ended November 30, 2012.

During the current quarter, the Company experienced a decrease in the number of billable work days due to electrical and flooding issues at several of its major customer locations in the New York Tri-state area due to tropical storm Sandy.  One account, which includes several consultants on billing, had not allowed the consultants to resume working as of November 30, 2012.

Cost of Sales

Cost of sales for the quarter ended November 30, 2012, decreased $419,000 or 4.5% to $8,805,000 from $9,224,000 in the prior year period.  The decrease in cost of sales resulted primarily from the decrease in the number of billable work days for the consultants on billing with clients.  Cost of sales as a percentage of revenue increased from 83.0% in the quarter ended November 30, 2011 to 83.4% in the quarter ended November 30, 2012.  The increase in cost of sales as a percentage of revenue was primarily attributable to revenue being reduced by discount programs and rate reductions at a few of the Company’s major financial services customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $199,000 or 10.0% from $1,815,000 in the quarter ended November 30, 2011 to $2,014,000 in the quarter ended November 30, 2012.  This increase was primarily attributable to an increase in the number of recruiting and sales personnel and expenses associated with the recruiting training program.  The Company has established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions. Such increased submissions have not yet led to the expected increases in placements.  In addition, hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, increased from 16.3% in the quarter ended November 30, 2011 to 19.1% in the quarter ended November 30, 2012 as a result of the increase in the number of technical recruiters and sales executives not yet generating sufficient additional revenue.

Other Income (Expense)

Other income (expense) for the quarter ended November 30, 2012 resulted primarily from an unrealized loss on marketable securities of $4,000, offset by interest and dividend income of $3,000.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended November 30, 2012 and 2011 reflect the Company’s estimated effective tax rate for the years ending May 31, 2013 and 2012, respectively. These rates were 53.1% for the quarter ended November 30, 2011 and (30.4) % for the quarter ended November 30, 2012.

Consolidated Net Income (Loss)

Consolidated net income decreased $220,000 from income of $39,000 in the quarter ended November 30, 2011 to a loss of $181,000 in the quarter ended November 30, 2012.  This decrease was primarily attributable to the increase in selling, general and administrative expenses as a result of hiring additional recruiters and sales executives.  Losses are expected to continue until such time as the Company’s plan for internal growth generates a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2012 compared with six months ended November 30, 2011

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2012		November 30, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$21,849	100.0%	$22,488	100.0%
Cost of sales	18,244	83.5%	18,687	83.1%
Gross profit	3,605	16.5%	3,801	16.9%
Selling, general and administrative expenses	3,977	18.2%	3,617	16.1%
Income (loss) from operations	(372)	(1.7)%	184	0.8%
Other income, net	1	0.0%	9	0.1%
Income (loss) before income taxes	(371)	(1.7)%	193	0.9%
Provision (benefit) for income taxes	(116)	(0.5)%	91	0.4%
Consolidated net income (loss)	$(255)	(1.2)%	$102	0.5%

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the six months ended November 30, 2012 decreased $639,000 or 2.8% from the prior year period.  The average number of consultants on billing with customers decreased slightly from approximately 260 for the six months ended November 30, 2011 to 257 for the six months ended November 30, 2012.

During the current period, the Company had an overall increase in consultants on billing with customers except for one account. Due to budget and possible relocation of the corporate offices, approximately 15 consultants were terminated at this customer on June 30, 2012.  The customer has determined not to relocate and new consultants are again being placed at this account. Also during the current period, the Company experienced a decrease in the number of billable work days due to electrical and flooding issues at several of its major customer locations in the New York Tri-state area due to tropical storm Sandy.  One account, which includes several consultants on billing, had not allowed the consultants to resume working as of November 30, 2012.

Cost of Sales

Cost of sales for the six months ended November 30, 2012, decreased $443,000 or 2.4% to $18,244,000 from $18,687,000 in the prior year period.  The decrease in cost of sales resulted primarily from the decrease in the number of consultants on billing with clients and the decrease in the number of days they worked during the period.  Cost of sales as a percentage of revenue increased from 83.1% in the six months ended November 30, 2011 to 83.5% in the six months ended November 30, 2012.  The increase in cost of sales as a percentage of revenue was primarily attributable to revenue being reduced by discount programs and rate reductions at a few of the Company’s major financial services customers.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $360,000 or 10.0% from $3,617,000 in the six months ended November 30, 2011 to $3,977,000 in the six months ended November 30, 2012.  This increase was primarily attributable to an increase in the number of recruiting and sales personnel and expenses associated with the recruiting training program.  The Company has established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions. Such increased submissions have not yet led to the expected increases in placements.  In addition, hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, increased from 16.1% in the six months ended November 30, 2011 to 18.2% in the six months ended November 30, 2012 as a result of the increase in the number of technical recruiters and sales executives not yet generating sufficient additional revenue.

Other Income

Other income for the six months ended November 30, 2012 resulted primarily from interest and dividend income of $6,000, offset by an unrealized loss on marketable securities of $5,000.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the six months ended November 30, 2012 and 2011 reflect the Company’s estimated effective tax rate for the years ending May 31, 2013 and 2012, respectively. These rates were 47.2% for the six months ended November 30, 2011 and (31.3) % for the six months ended November 30, 2012.

Consolidated Net Income (Loss)

Consolidated net income decreased $357,000 from income of $102,000 in the six months ended November 30, 2011 to a loss of $255,000 in the six months ended November 30, 2012.  This decrease was primarily attributable to the increase in selling, general and administrative expenses as a result of hiring additional recruiters and sales executives.  Losses are expected to continue until such time as the Company’s plan for internal growth generates a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2012, the Company had working capital (total current assets in excess of total current liabilities) of $9,161,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,548,000 as compared to working capital of $12,402,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,035,000 at May 31, 2012.

For the six months ended November 30, 2012, net cash used in operating activities was $489,000 compared to net cash provided by operating activities of $47,000 for the six months ended November 30, 2011, or a decrease in cash provided by operating activities of $536,000.  The cash used in operating activities in the six months ended November 30, 2012 primarily resulted from the consolidated net loss of $255,000, an increase of prepaid and recoverable income taxes of $129,000 and a decrease in accounts and other payables and accrued expenses and other current liabilities of $140,000.  The cash provided by operating activities in the six months ended November 30, 2011, resulted primarily from consolidated net income. An increase in accounts receivable of $202,000 was offset by an increase in accounts and other payables and accrued expenses and other current liabilities of $196,000.

Net cash used in investing activities of $2,737,000 for the six months ended November 30, 2012 primarily resulted from new investments in US Treasury securities and certificates of deposit.  Net cash provided by investing activities of $989,000 for the six months ended November 30, 2011 primarily resulted from the maturities of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted primarily from a cash dividend of $1.50 per share paid on November 30, 2012, which amounted to $2,970,000, distributions to the noncontrolling interest of $7,000 and the purchases of 3,600 shares of common stock for $16,571 in the six months ended November 30, 2012.   In the six months ended November 30, 2011, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $7,000 and the purchases of 25,125 shares of common stock for $104,076.

The Company’s capital resource commitments at November 30, 2012 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the six months ended November 30, 2012.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2012 Annual Report on Form 10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of November 30, 2012.

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

Part II.   Other Information

Item 5.  Other Information

The 2012 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) was held on December 14, 2012.  The only matters to be acted upon at the Annual Meeting were the election of two Class I directors and the ratification of CohnReznick LLP as the independent registered public accountants of the Company.  The voting results for each of these matters were as follows:

Election of two Class I directors:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Joseph F. Hughes	1,170,155	3,845	-	681,632
Raymond A. Roel	1,033,079	140,921	-	681,632

Ratification of CohnReznick LLP as the independent registered public accountants:

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,820,643	34,739	250	-

As a result, each of Joseph F. Hughes and Raymond A. Roel was elected as a Class I director to serve a three-year term, and the ratification of CohnReznick LLP as the independent registered public accountants of the Company was approved.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: January 9, 2013	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: January 9, 2013	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer