Form 10-Q
period 2013-02-28
TSR INC
filed 2013-04-08
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2013

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
☐ Yes     ☒ No

As of March 31, 2013, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES
INDEX

			Page
			Number

Part I.	Financial Information:

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets – February 28, 2013 and May 31, 2012	3

		Condensed Consolidated Statements of Operations – For the three months and nine months ended February 28, 2013 and February 29, 2012	4

		Condensed Consolidated Statements of Equity – For the nine months ended February 28, 2013 and February 29, 2012	5

		Condensed Consolidated Statements of Cash Flows – For the nine months ended February 28, 2013 and February 29, 2012	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4.	Controls and Procedures	16

Part II.	Other Information:

	Item 2(c).	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6.	Exhibits	17

Signatures			18

Part I.  Financial Information
Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2013	May 31, 2012
	(Unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$2,483,449	$7,514,749
Certificates of deposit and marketable securities	2,005,704	520,672
Accounts receivable, net of allowance for doubtful accounts of $193,000	8,042,952	8,728,669
Other receivables	7,912	2,742
Prepaid expenses	92,247	97,742
Prepaid and recoverable income taxes	330,474	96,518
Deferred income taxes	86,000	86,000
Total Current Assets	13,048,738	17,047,092

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $253,199 and $244,268	18,192	20,819
Other assets	49,653	49,653
Deferred income taxes	44,000	47,000
Total Assets	$13,160,583	$17,164,564
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,051,867	$1,121,509
Accrued expenses and other current liabilities	1,733,724	2,041,111
Advances from customers	1,462,852	1,482,652
Total Current Liabilities	4,248,443	4,645,272

Commitments and contingencies

Equity:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 and 1,983,662 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,295,221	20,796,104
	22,429,231	25,930,114
Less: Treasury stock, 1,152,101 and 1,130,501 shares, at cost	13,514,003	13,432,092
Total TSR, Inc. Equity	8,915,228	12,498,022
Noncontrolling Interest	(3,088)	21,270
Total Equity	8,912,140	12,519,292
Total Liabilities and Equity	$13,160,583	$17,164,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended February 28, 2013 and February 29, 2012
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Revenue, net	$10,515,070	$11,092,779	$32,363,788	$33,580,889

Cost of sales	8,874,490	9,371,592	27,118,497	28,058,767
Selling, general and administrative expenses	2,017,746	1,860,760	5,994,296	5,477,660
	10,892,236	11,232,352	33,112,793	33,536,427
Income (loss) from operations	(377,166)	(139,573)	(749,005)	44,462

Other income (expense):
Interest and dividend income	5,687	2,872	11,394	9,784
Unrealized gain (loss) on marketable securities, net	1,052	1,576	(3,968)	3,496

Income (loss) before income taxes	(370,427)	(135,125)	(741,579)	57,742
Provision (benefit) for income taxes	(116,000)	(53,000)	(232,000)	38,000
Consolidated net income (loss)	(254,427)	(82,125)	(509,579)	19,742
Less: Net income attributable to noncontrolling interest	(460)	(10,651)	(21,211)	(33,629)
Net loss attributable to TSR, Inc.	$(254,887)	$(92,776)	$(530,790)	$(13,887)
Basic and diluted net loss per TSR, Inc. common share	$(0.13)	$(0.05)	$(0.27)	$(0.01)
Weighted average number of basic and diluted common shares outstanding	1,962,462	1,989,733	1,974,625	2,004,266

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Nine Months Ended February 28, 2013 and February 29, 2012
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Non- controlling Interest	Total equity

Balance at May 31, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$42,165	$12,755,194

Net income attributable to noncontrolling interest	-	-	-	-	-	33,629	33,629

Distribution to noncontrolling interest	-	-	-	-	-	(67,226)	(67,226)

Purchases of treasury stock	-	-	-	-	(146,721)	-	(146,721)

Net loss attributable to TSR, Inc.	-	-	-	(13,887)	-	-	(13,887)
Balance at February 29, 2012	3,114,163	$31,142	$5,102,868	$20,844,395	$(13,425,984)	$8,568	$12,560,989

Balance at May 31, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$21,270	$12,519,292

Net income attributable to noncontrolling interest	-	-	-	-	-	21,211	21,211

Distribution to noncontrolling interest	-	-	-	-	-	(45,569)	(45,569)

Purchases of treasury stock	-	-	-	-	(81,911)	-	(81,911)

Cash dividend paid	-	-	-	(2,970,093)	-	-	(2,970,093)

Net loss attributable to TSR, Inc.	-	-	-	(530,790)	-	-	(530,790)
Balance at February 28, 2013	3,114,163	$31,142	$5,102,868	$17,295,221	$(13,514,003)	$(3,088)	$8,912,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended February 28, 2013 and February 29, 2012
(UNAUDITED)

	Nine Months Ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$(509,579)	$19,742
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,931	7,476
Unrealized (gain) loss on marketable securities, net	3,968	(3,496)
Deferred income taxes	3,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	685,717	3,916
Other receivables	(5,170)	677
Prepaid expenses	5,495	(57,828)
Prepaid and recoverable income taxes	(233,956)	(49,994)
Accounts and other payables and accrued expenses and other current liabilities	(377,029)	39,839
Advances from customers	(19,800)	20,013
Net cash used in operating activities	(438,423)	(16,655)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,495,267	3,248,382
Purchases of marketable securities	(3,984,267)	(1,749,532)
Purchases of equipment and leasehold improvements	(6,304)	(12,345)
Net cash provided by (used in) investing activities	(1,495,304)	1,486,505
Cash flows from financing activities:
Cash dividend paid	(2,970,093)	-
Purchases of treasury stock	(81,911)	(146,721)
Distribution to noncontrolling interest	(45,569)	(67,226)
Net cash used in financing activities	(3,097,573)	(213,947)
Net increase (decrease) in cash and cash equivalents	(5,031,300)	1,255,903
Cash and cash equivalents at beginning of period	7,514,749	4,645,854
Cash and cash equivalents at end of period	$2,483,449	$5,901,757

Supplemental disclosures of cash flow data:
Income taxes paid	$12,000	$89,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2013
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These interim financial statements as of and for the three and nine months ended February 28, 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2013.  The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date.  These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2013 and May 31, 2012:

	February 28, 2013	May 31, 2012
Cash in banks	$2,167,257	$4,665,956
Money market funds	316,192	2,848,793
	$2,483,449	$7,514,749

4.	Revenue Recognition

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
February 28, 2013
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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2013 and May 31, 2012 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2013	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,989,000	$-	$1,989,000
Equity Securities	16,704	-	-	16,704
	$16,704	$1,989,000	$-	$2,005,704

May 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$500,000	$-	$500,000
Equity Securities	20,672	-	-	20,672
	$20,672	$500,000	$-	$520,672

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at February 28, 2013 and May 31, 2012 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2013
                                                                         (Unaudited)

February 28, 2013 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,989,000	$-	$-	$1,989,000
Equity Securities	16,866	-	(162)	16,704
	$2,005,866	$-	$(162)	$2,005,704

May 31, 2012 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$500,000	$-	$-	$500,000
Equity Securities	16,866	3,806	-	20,672
	$516,866	$3,806	$-	$520,672

The Company’s investments in marketable securities consist primarily of investments in certificates of deposit. Market values were determined for each individual security in the investment portfolio.  When evaluating the investments for other-than temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

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
February 28, 2013
(Unaudited)

7.	Stockholders’ Equity

On November 30, 2012, the Company paid a special one-time cash dividend of $1.50 per common share to stockholders of record as of October 30, 2012. This dividend amounted to $2,970,093. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

During the nine months ended February 28, 2013, the Company purchased a total of 21,600 shares of its common stock for $81,911. During the nine months ended February 29, 2012, the Company purchased a total of 34,325 shares of its common stock for $146,721. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of March 31, 2013, 56,318 shares remain available for purchase under the plan.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2013 compared with three months ended February 29, 2012

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2013		February 29, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$10,515	100.0%	$11,093	100.0%
Cost of sales	8,874	84.4%	9,372	84.5%
Gross profit	1,641	15.6%	1,721	15.5%

Selling, general and administrative expenses	2,018	19.2%	1,861	16.8%
Loss from operations	(377)	(3.6)%	(140)	(1.3)%
Other income, net	7	0.1%	5	0.1%
Loss before income taxes	(370)	(3.5)%	(135)	(1.2)%
Benefit for income taxes	(116)	(1.1)%	(53)	(0.5)%
Consolidated net loss	$(254)	(2.4)%	$(82)	(0.7)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended February 28, 2013 decreased $578,000 or 5.2% from the prior year quarter.  The average number of consultants on billing with customers increased slightly from approximately 270 for the quarter ended February 29, 2012 to 275 for the quarter ended February 28, 2013.

During the current quarter, although consultants on billing with customers increased, the Company experienced a decrease in revenue due to reduced average billing rates for the consultants on billing with customers compared with the prior year period. This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed vendor services programs. During the current quarter, the Company also experienced a decrease in revenue due to a lower number of billable work days in the current period compared with the prior year quarter.

Cost of Sales

Cost of sales for the quarter ended February 28, 2013 decreased $498,000 or 5.3% to $8,874,000 from $9,372,000 in the prior year period.  The decrease in cost of sales resulted primarily from a combination of a decrease in the average pay rates and a lower number of work days for the consultants on billing with customers in the current quarter compared with the prior year quarter.  Cost of sales as a percentage of revenue decreased from 84.5% in the quarter ended February 29, 2012 to 84.4% in the quarter ended February 28, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $157,000 or 8.4% from $1,861,000 in the quarter ended February 29, 2012 to $2,018,000 in the quarter ended February 28, 2013.  This increase was primarily attributable to an increase in the number of recruiting and sales executives and expenses associated with the recruiting training program.  The Company’s plan for internal growth involves the hiring of additional recruiters and sales executives. The Company has established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions. Such increased submissions have not yet led to the expected increases in placements.  In addition, hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, increased from 16.8% in the quarter ended February 29, 2012 to 19.2% in the quarter ended February 28, 2013 as a result of the increase in the number of technical recruiters and sales executives not yet generating sufficient additional revenue.

Other Income

Other income for the quarter ended February 28, 2013 resulted primarily from interest income of $6,000.

Income Taxes

The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2013 and February 29, 2012 reflect the Company’s estimated effective tax rate for the years ending May 31, 2013 and 2012, respectively. These rates were 39.2 % for the quarter ended February 29, 2012 and 31.3 % for the quarter ended February 28, 2013.

Consolidated Net Loss

Consolidated net loss increased $172,000 from a loss of $82,000 in the quarter ended February 29, 2012 to a loss of $254,000 in the quarter ended February 28, 2013.  This increase in the loss was primarily attributable to the increase in selling, general and administrative expenses as a result of hiring additional recruiters and sales executives.  Losses are expected to continue until such time as the Company’s plan for internal growth generates a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2013 compared with nine months ended February 29, 2012

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2013		February 29, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$32,364	100.0%	$33,581	100.0%
Cost of sales	27,118	83.8%	28,059	83.5%
Gross profit	5,246	16.2%	5,522	16.5%

Selling, general and administrative expenses	5,995	18.5%	5,477	16.3%
Income (loss) from operations	(749)	(2.3)%	45	0.2%
Other income, net	8	0.0%	13	0.0%
Income (loss) before income taxes	(741)	(2.3)%	58	0.2%
Provision (benefit) for income taxes	(232)	(0.7)%	38	0.1%
Consolidated net income (loss)	$(509)	(1.6)%	$20	0.1%

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the nine months ended February 28, 2013 decreased $1,217,000 or 3.6% from the prior year period.  The average number of consultants on billing with customers remained at approximately 263 for the nine months ended February 29, 2012 and February 28, 2013.

During the current period, although consultants on billing with customers was flat, the Company experienced a decrease in revenue due to reduced average billing rates for the consultants on billing with customers compared with the prior year period. This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed vendor services programs. During the current period, the Company also experienced a decrease in revenue due to a lower number of billable work days in the current period compared with the prior year period, primarily due to tropical storm Sandy.

Cost of Sales

Cost of sales for the nine months ended February 28, 2013 decreased $941,000 or 3.4% to $27,118,000 from $28,059,000 in the prior year period.  The decrease in cost of sales resulted primarily from reduced average pay rates for the consultants on billing with customers as compared with the prior year period. Cost of sales as a percentage of revenue increased from 83.5% in the nine months ended February 29, 2012 to 83.8% in the nine months ended February 28, 2013.  The increase in cost of sales as a percentage of revenue was primarily attributable to revenue being reduced by discount programs and rate reductions at a few of the Company’s major financial services customers.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $518,000 or 9.5% from $5,477,000 in the nine months ended February 29, 2012 to $5,995,000 in the nine months ended February 28, 2013.  This increase was primarily attributable to an increase in the number of recruiting and sales personnel and expenses associated with the recruiting training program. The Company’s plan for internal growth involves the hiring of additional recruiters and sales executives. The Company has established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions. Such increased submissions have not yet led to the expected increases in placements.  In addition, hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects these expenses to continue to increase as more recruiting trainees and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, increased from 16.3% in the nine months ended February 29, 2012 to 18.5% in the nine months ended February 28, 2013 as a result of the increase in the number of technical recruiters and sales executives not yet generating sufficient additional revenue.

Other Income

Other income for the nine months ended February 28, 2013 resulted primarily from interest and dividend income of $11,000, offset by an unrealized loss on marketable securities of $4,000.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the nine months ended February 28, 2013 and February 29, 2012 reflect the Company’s estimated effective tax rate for the years ending May 31, 2013 and 2012, respectively. These rates were 65.8% for the nine months ended February 29, 2012 and (31.3) % for the nine months ended February 28, 2013. The effective tax rate for the nine months ended February 29, 2012 was impacted by the increased effects of state minimum taxes and non-deductible expenses on lower taxable income.

Consolidated Net Income (Loss)

Consolidated net income decreased $529,000 from income of $20,000 in the nine months ended February 29, 2012 to a loss of $509,000 in the nine months ended February 28, 2013.  This decrease was primarily attributable to the increase in selling, general and administrative expenses as a result of hiring additional recruiters and sales executives and a reduction in gross profit due to lower billing rates.  Losses are expected to continue until such time as the Company’s plan for internal growth generates a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 28, 2013, the Company had working capital (total current assets in excess of total current liabilities) of $8,800,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,489,000 as compared to working capital of $12,402,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,035,000 at May 31, 2012.

For the nine months ended February 28, 2013, net cash used in operating activities was $438,000 compared to net cash used in operating activities of $17,000 for the nine months ended February 29, 2012, or an increase in cash used in operating activities of $421,000.  The cash used in operating activities in the nine months ended February 28, 2013 primarily resulted from the consolidated net loss of $510,000, an increase of prepaid and recoverable income taxes of $234,000 and a decrease in accounts and other payables and accrued expenses and other current liabilities of $377,000, offset by a decrease in accounts receivable of $686,000.  The cash used in operating activities in the nine months ended February 29, 2012, resulted primarily from  increases in  prepaid expenses of $58,000 and prepaid and recoverable income taxes of $50,000 which were offset by  increases in accounts and other payables and accrued expenses and other current liabilities of $40,000 and advances from customers of $20,000.

Net cash used in investing activities of $1,495,000 for the nine months ended February 28, 2013 primarily resulted from new investments in US Treasury securities and certificates of deposit.  Net cash provided by investing activities of $1,487,000 for the nine months ended February 29, 2012 primarily resulted from the maturities of US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted primarily from a cash dividend of $1.50 per share paid on November 30, 2012, which amounted to $2,970,000, distributions to the noncontrolling interest of $46,000 and the purchases of 21,600 shares of common stock for $82,000 in the nine months ended February 28, 2013.   In the nine months ended February 29, 2012, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $67,000 and the purchases of 34,325 shares of common stock for $147,000.

The Company’s capital resource commitments at February 28, 2013 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its cash requirements during the nine months ended February 28, 2013.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2012 Annual Report on Form 10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of February 28, 2013.

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

The following table sets forth information concerning any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 during the Company’s third fiscal quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or
	Total Number of	Average Price	Part of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs (1)	Plans or Programs

12/01-12/31/12	18,000	3.63	18,000	56,318
01/01-01/31/13	-	N/A	-	56,318
02/01-02/29/13	-	N/A	-	56,318

Total	18,000	$3.63	18,000	56,318

(1)	The repurchase plan was authorized by the Board of Directors and publicly announced on December 17, 2007 and re-authorized by the Board in January 2010. The plan does not have an expiration date.

TSR, INC. AND SUBSIDIARIES

Item 6.	Exhibits

(a).	Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date:	April 8, 2013	/s/ J. F. Hughes
J. F. Hughes, Chairman and President

Date:	April 8, 2013	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer