Form 10-K
period 2013-05-31
TSR INC
filed 2013-08-08
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2013

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
☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $3.67 at November 30, 2012 was $3,824,000.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2013 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2013 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2013

PART I

Item 1.   Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its clients.  The Company provides its clients with technical computer personnel to supplement their in-house information technology (“IT”) capabilities.  The Company’s clients for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets.  In the year ended May 31, 2013, the Company provided IT staffing services to approximately 73 clients.

The Company was incorporated in Delaware in 1969.  The Company’s executive offices are located at 400 Oser Avenue, Suite 150, Hauppauge, NY 11788, and its telephone number is (631) 231-0333.  This annual report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.tsrconsulting.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

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

OPERATIONS
The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region.  The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York.  The Company does not currently intend to open additional offices.  Beginning in fiscal year 2012, the Company began to hire additional technical recruiters to address increased requests by clients for submissions of qualified technical personnel for potential positions. Such submissions started to result in increased placements during the fourth quarter of fiscal 2013.  The Company also established a program to hire and train recent college graduates to become technical recruiters. The initial costs associated with the hiring and training of such personnel have increased the costs of recruitment, although, over time, the Company believes this program will provide the Company with a larger pool of skilled technical recruiters at a lower cost than hiring experienced technical recruiters. The Company has also hired additional account executives in an effort to increase growth. As of May 31, 2013, the Company employed 20 persons who are responsible for recruiting technical personnel and 13 persons who are account executives.  As of May 31, 2012, the Company had employed 20 technical personnel recruiters and 11 account executives.

MARKETING AND CLIENTS
The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs.  The Company provided services to approximately 73 clients during the year ended May 31, 2013 as compared to 72 in the prior fiscal year.  The Company has historically derived a significant percentage of its total revenue from a relatively small number of clients.  In the fiscal year ended May 31, 2013, the Company had four clients which each provided more than 10% of consolidated revenues: Beeline (16.1%), Citigroup (15.3%), Consolidated Edison (10.6%), and New York Life Insurance Company (10.1%). The largest of these was Beeline which provides vendor management services under an arrangement where the Company enters into a subcontract with Beeline and Beeline directly contracts with five end clients. The Beeline end clients for which the Company provides services include Bristol Myers Squibb, which alone, constituted 12.5% of the Company’s consolidated revenue for the year ended May 31, 2013.   Additionally, the Company’s top ten clients (including end clients of vendor management companies) accounted for 77% of consolidated revenue in fiscal 2013 and 73% in fiscal 2012.  While continuing its efforts to expand further its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 30% of the Company’s revenue is derived from end clients in the financial services business. Conditions in financial services have affected the net effective rates that the Company charges to certain of the Company’s end clients in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers have retained a third party to provide vendor management services and centralize the consultant hiring process.  Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer.  This process has weakened the relationships the Company has built with its clients’ project managers, who are the Company’s primary contacts with its clients and with whom the Company would normally work to place consultants.  Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business.  These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects.  The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis.  The Company devotes significant resources to recruiting technical personnel, maintaining 20 recruiters based in the U.S. and contracting with an India based company for 5 recruiters in India to help locate U.S. based technical consultants.  Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services.  In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of clients to contractors identified by the clients directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2013, the Company employs 229 people including its 3 executive officers.  Of such employees, 13 are engaged in sales, 20 are recruiters for programmers, 182 are technical and programming consultants, and 11 are in administrative and clerical functions.  None of the Company’s employees belong to unions.

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

Dependence on Significant Customers.

In the fiscal year ended May 31, 2013, the Company’s four largest clients, Beeline, Citigroup, Consolidated Edison and New York Life Insurance accounted for 16.1%, 15.3%, 10.6% and 10.1% of the Company’s consolidated revenue, respectively.  Beeline is a vendor management company through which the Company provides services to five end clients, of which Bristol Myers Squibb is the most significant. The Company’s ten largest clients provided 77% of consolidated revenue in fiscal 2013. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates.  In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and clients may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 30% of the Company’s revenue is derived from end clients in the financial services business. Conditions in financial services have affected the net effective rates that the Company charges to certain end clients in this industry, which has negatively affected the Company’s gross profit margins.  See “Rapidly Changing Industry” below.

In addition, because of the amount of outstanding receivables that the Company may have with its larger clients at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

Dependence on Reputation.

The Company’s reputation among its clients, potential clients and the staffing services industry depends on the performance of the technical personnel that the Company places with its clients.  If the Company’s clients are not satisfied with the services provided by the technical personnel placed by the Company, or if the technical personnel placed by the Company lack the qualifications or experience necessary to perform the services required by the Company’s clients, the Company may not be able to successfully maintain its relationships with its clients or expand its client base.

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

Competitive Market for Account Executives and Technical Recruiters

The Company faces a highly competitive market for the limited number of qualified personnel. Until recently, for several years during the current economic downturn, the Company had not been seeking to increase the number of account executives, although the Company has been hiring technical recruiters. The competitive market for such personnel could affect the Company’s ability to hire such personnel, and, if the Company is successful in hiring technical recruiters and account executives, there can be no assurance that such hiring will result in increased revenue.

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

In addition, the agreements with the vendor management companies are frequently structured as subcontracting agreements with the vendor management company entering into a services agreement directly with the end clients.  As a result, in the event of a bankruptcy of a vendor management company, the Company’s ability to collect its outstanding receivables and continue to provide services could be adversely affected.

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment.  During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants.  As a result, any significant economic downturn could have material adverse affect on the Company’s results of operations.  As a result of the broad based economic downturn, the Company has experienced a decrease in the number of consultants on billing with customers. While customers’ IT spending during the 2013 fiscal year appears to have increased, any improvements have been slow and uncertain, with a decrease in profitability on placements, particularly those with financial services clients. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in increasing its penetration with existing customers or expanding its customer base.  There is no assurance that the Company will achieve growth in its sales at such time as the Company’s business is not affected by the current economic conditions.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employers’ portion of Social Security and Medicare taxes, among others, for our employees, including those placed with clients. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms and the imposition of penalties for failure to provide health insurance to employees under the Affordable Care Act which now goes into effect January 1, 2015.  Additionally, the New York City Council has approved a measure which is scheduled to go into effect in April 2014 requiring the Company to provide five paid sick days per year. The Company may not be able to sufficiently increase the fees charged to its clients to cover these potential cost increases.

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

Potential for Contract and Other Liability.

The personnel provided by the Company to clients provide services involving key aspects of its clients’ software applications.  A failure in providing these services could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure.  The Company attempts to limit, contractually, its liability for damages arising from negligence or omissions in rendering services, but it is not always successful in negotiating such limits.  However, due to increased competition and the requirements of vendor management companies, the Company may be required to accept less favorable terms regarding limitations on liability, including assuming obligations to indemnify clients for damages sustained in connection with the provision of our services. There can be no assurance our contracts will include the desired limitations of liability or that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect the Company from liability for damages.

The Company’s contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client’s supervision.  Although the Company has little control over the client’s workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by clients.  As an employer, the Company is also exposed to other possible employment-related claims.  The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel errors, misuse of client proprietary information or theft of client property.  To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker’s compensation claims, errors and omissions and employee theft.  In certain instances, the Company indemnifies its clients from these exposures.  Certain of these cost and liabilities are not covered by insurance.  There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

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

Voting Power of Major Stockholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 46.9% of the Company’s voting power as of July 31, 2013.  As such, Joseph Hughes has significant voting power on all matters submitted to a vote of the Company’s common stockholders.

Certain Anti-Takeover Provisions May Inhibit a Change of Control

In addition to the significant ownership of Common Stock by Joseph F. Hughes, certain provisions of the Company’s charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices.  Such provisions include a classified Board of Directors, advance notice requirements for nomination of directors and certain stockholder proposals set forth in the Company’s Certificate of Incorporation and by-laws.

New Classes and Series of Stock

The Company’s charter authorizes the Board of Directors to create new classes and series of preferred stock and to establish the preferences and rights of any such classes and series without further action of the stockholders.  The issuance of additional classes and series of Capital Stock may have the effect of delaying, deferring or preventing a change in control of the Company.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2015, with annual rentals of approximately $69,000.  This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary.  The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2017) and Edison, New Jersey (lease expires August, 2013), with aggregate monthly rentals of approximately $24,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.  Legal Proceedings.

There are no material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of Common Stock now trade on the NASDAQ Capital Market under the symbol TSRI. Previously, until December 2009, the shares traded on the NASDAQ Global Market.  The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2013 and 2012:

	JUNE 1, 2012 – MAY 31, 2013
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$4.26	$5.69	$3.85	$4.00
Low Sales Price	3.70	3.72	2.77	3.03

	JUNE 1, 2011 – MAY 31, 2012
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$4.96	$4.50	$4.97	$4.65
Low Sales Price	4.20	3.83	3.91	4.19

There were 101 holders of record of the Company’s Common Stock as of July 31, 2013.  Additionally, the Company estimates that there were approximately 1,200 beneficial holders as of that date.  On November 30, 2012, the Company paid a special one-time cash dividend of $1.50 per common share to stockholders of record as of October 30, 2012. Other than this special dividend, there were no other dividends declared or paid by the Company with respect to its shares of Common Stock during the last two fiscal years. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

Securities authorized for issuance under equity compensation plans.  The 1997 Employee Stock Option Plan, the only equity compensation plan implemented by the Company, expired on April 30, 2007.

Item 6.   Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2013	May 31, 2012	May 31, 2011	May 31, 2010	May 31, 2009

Revenue, Net	$44,914	$45,215	$39,342	$36,956	$42,801

Income (Loss) From Operations	(716)	(2)	482	317	998

Net Income (Loss) Attributable to TSR, Inc.	(520)	(62)	197	143	621

Basic Net Income (Loss) Per TSR, Inc. Common Share	(0.26)	(0.03)	0.10	0.07	0.30

Working Capital	8,717	12,402	12,388	12,455	12,288

Total Assets	13,619	17,165	17,141	15,754	15,387

Total TSR, Inc. Equity	8,926	12,498	12,713	12,542	12,400

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	4.55	6.30	6.30	6.19	6.12

Cash Dividends Declared Per TSR, Inc. Common Share	$1.50	$0.00	$0.00	$0.00	$0.20

Note: All per share calculations have been adjusted for the 1:2 reverse stock split effected November 29, 2010.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations.  There can be no assurance that historical trends in operating results will continue in the future:

	Year Ended May 31, (Dollar Amounts in Thousands)
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$44,914	100.0%	$45,215	100.0%
Cost of Sales	37,549	83.6	37,751	83.5
Gross Profit	7,365	16.4	7,464	16.5

Selling, General and Administrative Expenses	8,081	18.0	7,466	16.5
Loss from Operations	(716)	(1.6)	(2)	0.0
Other Income, Net	13	0.0	15	0.0
Income (Loss) Before Income Taxes	(703)	(1.6)	13	0.0
Provision (Benefit) for IncomeTaxes	(214)	0.5	25	0.0
Consolidated Net Loss	$(489)	(1.1)%	$(12)	0.0%

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the fiscal year ended May 31, 2013 decreased $302,000 or 0.7% from fiscal 2012.  The average number of consultants on billing with customers increased from approximately 264 for the fiscal year ended May 31, 2012 to 273 for the fiscal year ended May 31, 2013.

During the current period, although consultants on billing with customers increased, the Company experienced a decrease in revenue due to reduced average billing rates for the consultants on billing with customers compared with the prior fiscal year.  This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed vendor services programs. Although customers’ IT spending may be increasing and the number of consultants on billing with customers has increased, the Company is still experiencing the impact of the economic downturn, specifically in the gross profit generated from the placements of consultants on billing with customers, particularly with customers in the financial services industry. The Company believes that the economic outlook remains uncertain.

Cost of Sales

Cost of sales decreased by $202,000 or 0.5%, in fiscal 2013 from fiscal 2012.  Cost of sales as a percentage of revenue increased to 83.6% in fiscal 2013 from 83.5% in fiscal 2012.  The decrease in cost of sales resulted primarily from reduced average pay rates for the consultants on billing with customers as compared with the prior fiscal year. The increase in cost of sales as a percentage of revenue was primarily attributable to discount programs and rate reductions at a few of the Company’s major financial services customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.  These expenses increased $615,000, or 8.2%, to $8,081,000 in fiscal 2013 from $7,466,000 in fiscal 2012. This increase was primarily attributable to an increase in the number of recruiting and sales executives and expenses associated with the recruiting training program. The Company’s plan for internal growth involves the hiring of additional recruiters and sales executives. The Company has established a program to hire and train recent college graduates to become recruiters. The initial costs associated with the hiring and training of such personnel have increased selling, general and administrative expenses.  Technical recruiters have been hired in order to address increased requests by clients for submissions of technical personnel for potential positions. Such increased submissions have not yet led to the expected increases in placements.  In addition, hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.   Additionally, these expenses increased, as a percentage of revenue, from 16.5% in the fiscal year ended May 31, 2012 to 18.0% in the fiscal year ended May 31, 2013.

Other Income

Fiscal 2013 other income resulted primarily from interest and dividend income of $14,000, which increased by $2,000 from the level realized in 2012 due to increased amounts invested in certificates of deposit, which earned slightly higher rates of interest than the rates earned by US Treasury securities and money market accounts.

Income Taxes

The effective income tax benefit rate was 30.4% in fiscal 2013.  The expected federal tax benefit rate of 34% was reduced due to state minimum or alternative taxes being payable despite the Company’s net loss for fiscal 2013. The effective income tax rate for 2012 is not meaningful due to state minimum or alternative taxes exceeding taxable income.

Consolidated Net Loss

Consolidated net loss increased from $12,000 in fiscal 2012 to a loss of $489,000 in fiscal 2013.  Consolidated net loss increased primarily due to higher selling and recruiting expenses.  Also, although the number of consultants on billing with customers increased, the Company experienced a decrease in revenue due to reduced average billing rates for the consultants on billing with customers. This also reduced gross profit generated per consultant on billing with customers.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that its available cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2013, the Company had working capital (total current assets in excess of total current liabilities) of $8,717,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,890,000 as compared to working capital of $12,402,000 including cash and cash equivalents and certificates of deposit and marketable securities of $8,035,000 at May 31, 2012.  The decrease in working capital was primarily due to the payment of the one-time special cash dividend of $2,970,000, or $1.50 per share, with respect to the Company’s common stock on November 30, 2012.

Net cash flow of $1,036,000 was used in operations during fiscal 2013 as compared to $359,000 of net cash flow provided by operations in fiscal 2012.  The cash used in operations for fiscal 2013 primarily resulted from the consolidated net loss of $489,000, an increase in accounts receivable of $418,000 and an increase in prepaid and recoverable income taxes of $112,000.  The cash provided by operations for fiscal 2012 primarily resulted from a decrease in accounts receivable of $193,000 in addition to an increase in accounts and other payables and accrued expenses and other liabilities of $284,000.

Net cash used in investing activities amounted to $1,497,000 for fiscal 2013, compared to $2,734,000 in net cash provided by investing activities in fiscal 2012.  The change in net cash from investing activities between fiscal 2013 and 2012 primarily resulted from investing in additional certificates of deposit.

Net cash used in financing activities of $3,101,000 during the fiscal year ended May 31, 2013 resulted from a special cash dividend paid of $2,970,000, purchases of treasury stock of $82,000 and distributions of $49,000 to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions LLC. Net cash used in financing activities of $224,000 during the fiscal year ended May 31, 2012 resulted from purchases of treasury stock of $153,000 and distributions of $71,000 to the holder of the noncontrolling interest.

The Company’s capital resource commitments at May 31, 2013 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2013.

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

Valuation of Marketable Securities
The Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale.  Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to 24 months), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value.  The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	18

Consolidated Financial Statements:

Consolidated Balance Sheets as of May 31, 2013 and 2012	19

Consolidated Statements of Operations for the
years ended May 31, 2013 and 2012	21

Consolidated Statements of Equity
for the years ended May 31, 2013 and 2012	22

Consolidated Statements of Cash Flows for the
years ended May 31, 2013 and 2012	23

Notes to Consolidated Financial Statements	24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TSR, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for the years then ended. TSR, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and Subsidiaries as of May 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York
August 8, 2013

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2013 and 2012

ASSETS

	2013	2012
Current Assets:

Cash and cash equivalents	$1,881,161	$7,514,749
Certificates of deposit and marketable securities	2,008,424	520,672
Accounts receivable:
Trade, net of allowance for doubtful accounts of $193,000 in
2013 and 2012	9,146,283	8,728,669
Other	5,016	2,742
	9,151,299	8,731,411

Prepaid expenses	70,926	97,742
Prepaid and recoverable income taxes	208,579	96,518
Deferred income taxes	86,000	86,000
Total Current Assets	13,406,389	17,047,092

Equipment and leasehold improvements, at cost:
Equipment	70,822	67,975
Furniture and fixtures	111,107	117,389
Automobiles.	19,665	19,665
Leasehold improvements	60,058	60,058
	261,652	265,087

Less accumulated depreciation and amortization	244,868	244,268
	16,784	20,819

Other assets	49,653	49,653
Deferred income taxes	146,000	47,000
Total Assets	$13,618,826	$17,164,564

See accompanying notes to consolidated financial statements.

(Continued)

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 2013 and 2012

LIABILITIES AND EQUITY

	2013	2012
Current Liabilities:

Accounts and other payables	$852,228	$1,121,509
Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,305,201	1,992,179
Other	83,805	48,932
	2,389,006	2,041,111

Advances from customers	1,448,255	1,482,652
Total Current Liabilities	4,689,489	4,645,272

Commitments and Contingencies

Equity:
TSR, Inc. Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	--	--
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 and 1,983,662 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,305,883	20,796,104
	22,439,893	25,930,114
Less: treasury stock, 1,152,101 and 1,130,501 shares, at cost	13,514,003	13,432,092
Total TSR, Inc. Equity	8,925,890	12,498,022
Noncontrolling Interest	3,447	21,270
Total Equity	8,929,337	12,519,292
Total Liabilities and Equity	$13,618,826	$17,164,564

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended May 31, 2013 and 2012

	2013	2012

Revenue, net	$44,913,649	$45,215,431
Cost of sales	37,548,691	37,751,112
Selling, general and administrative expenses	8,080,713	7,466,502
	45,629,404	45,217,614
Loss from operations	(715,755)	(2,183)

Other income (expense):
Interest and dividend income	13,833	12,173
Unrealized gain (loss) from marketable securities, net	(1,248)	2,664
	12,585	14,837

Income (loss) before income taxes	(703,170)	12,654

Provision (benefit) for income taxes	(214,000)	25,000
Consolidated net loss	(489,170)	(12,346)
Less: Net income attributable to noncontrolling interest	30,958	49,832
Net loss attributable to TSR, Inc.	$(520,128)	$(62,178)
Net loss per TSR, Inc. common share	$(0.26)	$(0.03)
Weighted average number of common shares outstanding	1,971,484	1,999,277

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended May 31, 2013 and 2012

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling Interest	Total equity
Balance at June 1, 2011	3,114,163	$31,142	$5,102,868	$20,858,282	$(13,279,263)	$12,713,029	$42,165	$12,755,194

Purchases of treasury stock	-	-	-	-	(152,829)	(152,829)	-	(152,829)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	49,832	49,832
Distribution to noncontrolling interest.	-	-	-	-	-	-	(70,727)	(70,727)

Net loss attributable to TSR, Inc.	-	-	-	(62,178)	-	(62,178)	-	(62,178)

Balance at May 31, 2012	3,114,163	31,142	5,102,868	20,796,104	(13,432,092)	12,498,022	21,270	12,519,292

Purchases of treasury stock	-	-	-	-	(81,911)	(81,911)	-	(81,911)
Cash dividend paid .	-	-	-	(2,970,093)	-	(2,970,093)	-	(2,970,093)
Net income attributable to noncontrolling interest	-	-	-	-	-	-	30,958	30,958
Distribution to noncontrolling interest.	-	-	-	-	-	-	(48,781)	(48,781)

Net loss attributable to TSR, Inc.	-	-	-	(520,128)	-	(520,128)	-	(520,128)
Balance at May 31, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended May 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Consolidated net loss	$(489,170)	$(12,346)
Adjustments to reconcile consolidated net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,198	10,339
Unrealized loss (gain) from marketable securities, net	1,248	(2,664)
Deferred income taxes	(99,000)	4,000

Changes in operating assets and liabilities:
Accounts receivable-trade	(417,614)	193,192
Other receivables	(2,274)	2,239
Prepaid expenses	26,816	(39,961)
Prepaid and recoverable income taxes	(112,061)	(55,219)
Accounts and other payables and accrued expenses and other current liabilities	78,614	284,033
Advances from customers	(34,397)	(24,787)
Net cash provided by (used in) operating activities	(1,035,640)	358,826
Cash flows from investing activities:
Proceeds from maturities of marketable securities	3,491,267	4,498,066
Purchases of marketable securities	(4,980,267)	(1,749,532)
Purchases of equipment and leasehold improvements	(8,163)	(14,909)
Net cash provided by (used in) investing activities	(1,497,163)	2,733,625
Cash flows from financing activities:
Cash dividend paid	(2,970,093)	-
Distributions to noncontrolling interest	(48,781)	(70,727)
Purchases of treasury stock	(81,911)	(152,829)
Net cash used in financing activities	(3,100,785)	(223,556)
Net increase (decrease) in cash and cash equivalents	(5,633,588)	2,868,895

Cash and cash equivalents at beginning of year	7,514,749	4,645,854
Cash and cash equivalents at end of year	$1,881,161	$7,514,749
Supplemental disclosures of cash flow data:
Income taxes paid	$16,000	$89,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013 and 2012

(1)	Summary of Significant Accounting Policies

(a)
Business, Nature of Operations and Customer Concentrations
TSR, Inc. and subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area.  The Company provides its clients with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2013, four customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 52.1%.  The largest of these constituted 16.1% of consolidated revenue.  In fiscal 2012, two customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 24.6%.  The largest of these constituted 13.9% of consolidated revenue.  The accounts receivable balances associated with the Company’s largest customers were $1,920,000 and $1,802,000 at May 31, 2013 and 2012, respectively.  The Company operates in one business segment, computer programming services.

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

(d)
Cash and Cash Equivalents
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  Cash and cash equivalents were comprised of the following as of May 31, 2013 and 2012:

	2013	2012

Cash in banks.	$1,562,939	$4,665,956
Money market funds	318,222	2,848,793
	$1,881,161	$7,514,749

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2013 and 2012

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

Level 2- These are investments where values are based on quoted market prices that are not active or model derivedvaluations in which all significant inputs are observable in active markets.

Level 3- These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2013 and 2012 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2013	Level 1	Level 2	Level 3	Total

Certificates of deposit	$-	$1,989,000	$-	$1,989,000
Equity securities	19,424	-	-	19,424
	$19,424	$1,989,000	$-	$2,008,424

May 31, 2012	Level 1	Level 2	Level 3	Total

Certificates of deposit	$-	$500,000	$-	$500,000
Equity securities	20,672	-	-	20,672
	$20,672	$500,000	$-	$520,672

Based upon the Company’s intent and ability to hold its certificates of deposits to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at May 31, 2013 and 2012 are summarized as follows:

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2013 and 2012

		Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
	Current
2013:	Certificates of deposit	$1,989,000	$-	$-	$1,989,000
	Equity securities	16,866	2,558	-	19,424
		$2,005,866	$2,558	$-	$2,008,424

	Current
2012:	Certificates of deposit	$500,000	$-	$-	$500,000
	Equity securities	16,866	3,806	-	20,672
		$516,866	$3,806	$-	$520,672

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

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2013 and 2012

(h)
Net Loss Per Common Share
Basic net loss per common share is computed by dividing loss available to common stockholders of TSR, Inc.  by the weighted average number of common shares outstanding.  The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2013 or 2012.

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

(n)
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable.  The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses.  The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed Federally insured limits.   The Company holds its marketable securities in brokerage accounts.  The Company has not experienced losses in any such accounts.  The Company’s accounts receivable represent approximately 57 accounts with open balances of which, the largest customer, as a percentage of revenue, consisted of 21.0% of the net accounts receivable balance at May 31, 2013.

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2013 and 2012

(2)	Income Taxes A reconciliation of the provision (benefit) for income taxes computed at the Federal statutory rates for fiscal 2013 and 2012 to the reported amounts is as follows:

	2013		2012
	Amount	%	Amount	%
Amounts at statutory Federal tax rate	$(239,000)	(34.0)%	$4,300	34.0%
Noncontrolling interest	(11,000)	(1.5)	(17,000)	(134.3)
State and local taxes, net of Federal income tax effect	17,000	2.4	18,000	142.2
Non-deductible expenses and other	19,000	2.7	19,700	155.7
	$(214,000)	(30.4)%	$25,000	197.6%

The components of the provision (benefit) for income taxes are as follows:

	Federal	State	Total
2013: Current.	$(140,000)	$25,000	$(115,000)
Deferred	(100,000)	1,000	(99,000)
	$(240,000)	$26,000	$(214,000)
2012: Current.	$(5,000)	$26,000	$21,000
Deferred	3,000	1,000	4,000
	$(2,000)	$27,000	$25,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2013 and 2012 are as follows:

	2013	2012
Allowance for doubtful accounts receivable.	$86,000	$86,000
Net operating loss carryforward	103,000	-
Equipment and leasehold improvement depreciation and amortization	23,000	23,000
Acquired client relationships	20,000	24,000
Total deferred income tax assets.	$232,000	$133,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.  The gross net operating loss carryforward from fiscal 2013 is approximately $303,000 and will expire in 2033.

(Continued)

TSR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
May 31, 2013 and 2012

The Company has no unrecognized tax benefits at May 31, 2013 and 2012.  The Company’s Federal and state income tax returns prior to fiscal year 2010 are closed.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

(3)	Commitments and Contingencies A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2013 follows:

Fiscal Year	Amount
2014	$242,000
2015	207,000
2016	181,000
2017	165,000
Total	$795,000

Total rent expenses under all lease agreements amounted to $391,000 and $400,000 in fiscal 2013 and 2012, respectively.

The Company has entered into employment agreements with two of its officers expiring through 2017. The total remaining payments under these agreements is $1,525,000 at May 31, 2013.

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

During the year ended May 31, 2013, the Company purchased a total of 21,600 shares of its common stock on the open market in various transactions for $81,911 under the previously announced plan.  As of May 31, 2013, 56,318 shares remain available for purchase under the plan.

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

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2013.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2013 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2013 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2013 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2013 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2013 Annual Meeting of Stockholders.

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

TSR, INC.

By:	/s/ J. F. Hughes
J. F. Hughes, Chairman

Dated: August 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ J. F. Hughes
J. F. Hughes, Chairman

/s/ John G. Sharkey
John G. Sharkey, Vice President, Finance, Controller and Secretary

/s/ James J. Hill
James J. Hill, Director

/s/ Christopher Hughes
Christopher Hughes, Senior Vice President and Director

/s/ Robert A. Esernio
Robert A. Esernio, Director

/s/ Raymond A. Roel
Raymond A. Roel, Director

Dated:  August 8, 2013

TSR, INC. AND SUBSIDIARIES
EXHIBIT INDEX
FORM 10-K, MAY 31, 2013

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