Form 10-Q
period 2013-08-31
TSR INC
filed 2013-10-08
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2013

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
☐ Yes     ☒ No

As of September 30, 2013, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.          Financial Information
     Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2013	May 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$1,656,290	$1,881,161
Certificates of deposit and marketable securities	1,760,584	2,008,424
Accounts receivable, net of allowance for doubtful accounts of $193,000	9,238,264	9,146,283
Other receivables	1,407	5,016
Prepaid expenses	97,572	70,926
Prepaid and recoverable income taxes	205,699	208,579
Deferred income taxes	86,000	86,000
Total Current Assets	13,045,816	13,406,389

Certificates of deposit	249,000	-
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $248,245 and $244,868	17,260	16,784
Other assets	49,653	49,653
Deferred income taxes	132,000	146,000
Total Assets	$13,493,729	$13,618,826

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$857,889	$852,228
Accrued expenses and other current liabilities	2,246,618	2,389,006
Advances from customers	1,424,814	1,448,255
Total Current Liabilities	4,529,321	4,689,489

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,316,801	17,305,883
	22,450,811	22,439,893
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	8,936,808	8,925,890
Noncontrolling Interest	27,600	3,447
Total Equity	8,964,408	8,929,337
Total Liabilities and Equity	$13,493,729	$13,618,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended August 31, 2013 and 2012
(UNAUDITED)

	Three Months Ended August 31,
	2013	2012
Revenue, net	$12,086,697	$11,288,445

Cost of sales	9,988,849	9,438,746
Selling, general and administrative expenses	2,039,429	1,962,826
	12,028,278	11,401,572
Income (loss) from operations	58,419	(113,127)

Other income (expense):
Interest and dividend income	1,704	3,063
Unrealized loss on marketable securities, net	(1,840)	(808)

Income (loss) before income taxes	58,283	(110,872)
Provision (benefit) for income taxes	20,000	(37,000)
Consolidated net income (loss)	38,283	(73,872)
Less: Net income attributable to noncontrolling interest	(27,365)	(19,562)
Net income (loss) attributable to TSR, Inc.	$10,918	$(93,434)
Basic and diluted net income (loss) per TSR, Inc. common share	$0.01	$(0.05)
Weighted average number of basic and diluted common shares outstanding	1,962,062	1,981,350

                The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Three Months Ended August 31, 2013 and 2012
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling Interest	Total equity
Balance at May 31, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$12,498,022	$21,270	$12,519,292

Purchases of treasury stock	-	-	-	-	(16,571)	(16,571)	-	(16,571)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	19,562	19,562

Distribution to noncontrolling interest	-	-	-	-	-	-	(3,500)	(3,500)

Net loss attributable to TSR, Inc.	-	-	-	(93,434)	-	(93,434)	-	(93,434)

Balance at August 31, 2012	3,114,163	$31,142	$5,102,868	$20,702,670	$(13,448,663)	$12,388,017	$37,332	$12,425,349

Balance at May 31, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	27,365	27,365

Distribution to noncontrolling interest	-	-	-	-	-	-	(3,212)	(3,212)

Net income attributable to TSR, Inc.	-	-	-	10,918	-	10,918	-	10,918

Balance at August 31, 2013	3,114,163	$31,142	$5,102,868	$17,316,801	$(13,514,003)	$8,936,808	$27,600	$8,964,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended August 31, 2013 and 2012
(UNAUDITED)

	Three Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$38,283	$(73,872)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,377	2,697
Unrealized loss on marketable securities, net	1,840	808
Deferred income taxes	14,000	1,000

Changes in operating assets and liabilities:
Accounts receivable	(91,981)	138,998
Other receivables	3,609	160
Prepaid expenses	(26,646)	55
Prepaid and recoverable income taxes	2,880	(39,580)
Accounts and other payables and accrued expenses and other current liabilities	(136,727)	173,177
Advances from customers	(23,441)	(15,000)
Net cash provided by (used in) operating activities	(214,806)	188,443

Cash flows from investing activities:
Proceeds from maturities of marketable securities	993,000	500,000
Purchases of marketable securities	(996,000)	(3,237,267)
Purchases of equipment and leasehold improvements	(3,853)	-
Net cash used in investing activities	(6,853)	(2,737,267)

Cash flows from financing activities:
Purchases of treasury stock	-	(16,571)
Distribution to noncontrolling interest	(3,212)	(3,500)
Net cash used in financing activities	(3,212)	(20,071)
Net decrease in cash and cash equivalents	(224,871)	(2,568,895)
Cash and cash equivalents at beginning of period	1,881,161	7,514,749
Cash and cash equivalents at end of period	$1,656,290	$4,945,854

Supplemental disclosures of cash flow data:
Income taxes paid	$3,000	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed consolidated interim financial statements as of and for the three months ended August 31, 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2014.  The balance sheet at May 31, 2013 has been derived from the audited financial statements at that date.  These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2013.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding.  The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2013 and May 31, 2013:

	August 31, 2013	May 31, 2013
Cash in banks	$1,336,647	$1,562,939
Money market funds	319,643	318,222
	$1,656,290	$1,881,161

4.	Revenue Recognition

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
August 31, 2013
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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2013 and May 31, 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,992,000	$-	$1,992,000
Equity Securities	17,584	-	-	17,584
	$17,584	$1,992,000	$-	$2,009,584

May 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,989,000	$-	$1,989,000
Equity Securities	19,424	-	-	19,424
	$19,424	$1,989,000	$-	$2,008,424

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at August 31, 2013 and May 31, 2013 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2013
(Unaudited)

August 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$1,743,000	$-	$-	$1,743,000
Equity Securities	16,866	718	-	17,584
	$1,759,866	$718	$-	$1,760,584
Long-Term
Certificates of Deposit	$249,000	$-	$-	$249,000

May 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$1,989,000	$-	$-	$1,989,000
Equity Securities	16,866	2,558	-	19,424
	$2,005,866	$2,558	$-	$2,008,424

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued
August 31, 2013
(Unaudited)

7.	Stockholders’ Equity

During the three months ended August 31, 2013, the Company did not purchase any shares of its common stock. During the three months ended August 31, 2012, the Company purchased a total of 3,600 shares of its common stock for $16,571. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of September 30, 2013, 56,318 shares remain available for purchase under the plan.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

The Company is not aware of any new accounting pronouncements that would have a material impact on its condensed consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2013 compared with three months ended August 31, 2012

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2013		August 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$12,087	100.0%	$11,289	100.0%
Cost of sales	9,989	82.6%	9,439	83.6%

Gross profit	2,098	17.4%	1,850	16.4%

Selling, general and administrative expenses	2,040	16.9%	1,963	17.4%

Income (loss) from operations	58	0.5%	(113)	(1.0)%

Other income, net	0	0.0%	2	0.0%

Income (loss) before income taxes	58	0.5%	(111)	(1.0)%
Provision (benefit) for income taxes	20	0.2%	(37)	(0.3)%

Consolidated net income (loss)	$38	0.3%	$(74)	(0.7)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended August 31, 2013 increased $798,000 or 7.1% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 254 for the quarter ended August 31, 2012 to 300 for the quarter ended August 31, 2013.  The revenue increase was somewhat muted due to reduced average billing rates for the consultants on billing with customers compared with the prior year quarter.  This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed vendor services programs.

Cost of Sales

Cost of sales for the quarter ended August 31, 2013, increased $550,000 or 5.8% to $9,989,000 from $9,439,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 83.6% in the quarter ended August 31, 2012 to 82.6% in the quarter ended August 31, 2013.  The decrease in cost of sales as a percentage of revenue was primarily attributable to increased revenue from full time placement fees which do not have associated direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $77,000 or 3.9% from $1,963,000 in the quarter ended August 31, 2012 to $2,040,000 in the quarter ended August 31, 2013.  This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them.  Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 17.4% in the quarter ended August 31, 2012 to 16.9% in the quarter ended August 31, 2013 as a result of the additional technical recruiters and sales executives beginning to contribute additional revenue.

Other Income

Other income for the quarter ended August 31, 2013 resulted primarily from interest and dividend income of $2,000, which decreased by $1,000 from the level realized in the quarter ended August 31, 2012 due to lower interest rates earned on the Company’s  certificates of deposit and money market accounts. The interest and dividend income was offset by a mark to market loss of $2,000 on the Company’s equity securities.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended August 31, 2013 and 2012 reflect the Company’s estimated effective tax rate for the years ending May 31, 2014 and 2013, respectively. These rates were (33.3) % for the quarter ended August 31, 2012 and 34.5% for the quarter ended August 31, 2013.

Consolidated Net Income (Loss)

Consolidated net income increased $112,000 from a loss of $74,000 in the quarter ended August 31, 2012 to net income of $38,000 in the quarter ended August 31, 2013.  This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue.  Gradual improvement is expected to continue as the Company’s plan for internal growth begins to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2013, the Company had working capital (total current assets in excess of total current liabilities) of $8,516,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,417,000 as compared to working capital of $8,717,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,890,000 at May 31, 2013.

For the three months ended August 31, 2013, net cash used in operating activities was $215,000 compared to net cash provided by operating activities of $188,000 for the three months ended August 31, 2012.  The cash used in operating activities in the three months ended August 31, 2013 resulted primarily from an increase in accounts receivable of $92,000 and a decrease in accounts and other payables and accrued expenses and other current liabilities of $137,000.  The increase in accounts receivable is attributable to the increased revenue.  The decrease in accounts and other payable and accrued expenses and other current liabilities is attributable to a decrease in the accrued payroll at the end of the current quarter. The cash provided by operating activities in the three months ended August 31, 2012 primarily resulted from a decrease in accounts receivable of $139,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $173,000 which were offset, to some extent, by the consolidated net loss of $74,000.

Net cash used in investing activities of $7,000 for the three months ended August 31, 2013 resulted primarily from the purchase of fixed assets.  Net cash used in investing activities of $2,737,000 for the three months ended August 31, 2012 primarily resulted from new investments in US Treasury securities and certificates of deposit.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $3,000 in the three months ended August 31, 2013.   Net cash used in financing activities resulted from distributions to the noncontrolling interest of $3,500 and the purchases of 3,600 shares of common stock for $17,000 in the three months ended August 31, 2012.

The Company’s capital resource commitments at August 31, 2013 consisted of lease obligations on its branch and corporate facilities.  The Company intends to satisfy these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

The Company is not aware of any new accounting pronouncements that would have a material impact on its condensed consolidated financial statements.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2013 Annual Report on Form 10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of August 31, 2013.

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

TSR, INC. AND SUBSIDIARIES

Part II.     Other Information

Item 6.     Exhibits

(a).	Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: October 8, 2013	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: October 8, 2013	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Principal Accounting Officer