Form 10-Q
period 2013-11-30
TSR INC
filed 2014-01-10
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2013

☐           Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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
☐ Yes     ☒ No

As of December 31, 2013, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.    Financial Information
       Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2013	May 31, 2013
	(Unaudited)	(Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$1,802,761	$1,881,161
Certificates of deposit and marketable securities	1,760,072	2,008,424
Accounts receivable, net of allowance for doubtful accounts of $193,000	9,070,966	9,146,283
Other receivables	3,048	5,016
Prepaid expenses	99,039	70,926
Prepaid and recoverable income taxes	200,699	208,579
Deferred income taxes	86,000	86,000
Total Current Assets	13,022,585	13,406,389

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $251,622 and $244,868	13,883	16,784
Other assets	49,653	49,653
Deferred income taxes	106,000	146,000
Total Assets	$13,192,121	$13,618,826

LIABILITIES AND EQUITY
Current Liabilities:
Accounts and other payables	$865,644	$852,228
Accrued expenses and other current liabilities	1,810,862	2,389,006
Advances from customers	1,501,564	1,448,255
Total Current Liabilities	4,178,070	4,689,489

Commitments and contingencies

Equity:
TSR, Inc:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,349,004	17,305,883
	22,483,014	22,439,893
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003

Total TSR, Inc. Equity	8,969,011	8,925,890
Noncontrolling Interest	45,040	3,447
Total Equity	9,014,051	8,929,337
Total Liabilities and Equity	$13,192,121	$13,618,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Six Months Ended November 30, 2013 and 2012
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012

Revenue, net	$12,166,435	$10,560,273	$24,253,132	$21,848,718

Cost of sales	10,100,751	8,805,261	20,089,600	18,244,007
Selling, general and administrative expenses	1,979,938	2,013,724	4,019,367	3,976,550
	12,080,689	10,818,985	24,108,967	22,220,557
Income (loss) from operations	85,746	(258,712)	144,165	(371,839)

Other income (expense):
Interest and dividend income	1,429	2,644	3,133	5,707
Unrealized gain (loss) on marketable securities, net	1,488	(4,212)	(352)	(5,020)

Income (loss) before income taxes	88,663	(260,280)	146,946	(371,152)
Provision (benefit) for income taxes	36,000	(79,000)	56,000	(116,000)

Consolidated net income (loss)	52,663	(181,280)	90,946	(255,152)
Less: net income attributable to noncontrolling interest	(20,460)	(1,189)	(47,825)	(20,751)

Net income (loss) attributable to TSR, Inc.	$32,203	$(182,469)	$43,121	$(275,903)

Basic and diluted net income (loss) per TSR, Inc. common share	$0.02	$(0.09)	$0.02	$(0.14)

Weighted average number of basic and diluted common shares outstanding	1,962,062	1,980,062	1,962,062	1,981,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Six Months Ended November 30, 2013 and 2012
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc equity	Non controlling interest	Total equity

Balance at May 31, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$12,498,022	$21,270	$12,519,292

Purchases of treasury stock	-	-	-	-	(16,571)	(16,571)	-	(16,571)

Cash dividend paid	-	-	-	(2,970,093)	-	(2,970,093)	-	(2,970,093)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	20,751	20,751

Distribution to noncontrolling interest	-	-	-	-	-	-	(7,000)	(7,000)

Net loss attributable to TSR, Inc.	-	-	-	(275,903)	-	(275,903)	-	(275,903)

Balance at November 30, 2012	3,114,163	$31,142	$5,102,868	$17,550,108	$(13,448,663)	$9,235,455	$35,021	$9,270,476

Balance at May 31, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	47,825	47,825

Distribution to noncontrolling interest	-	-	-	-	-	-	(6,232)	(6,232)

Net income attributable to TSR, Inc.	-	-	-	43,121	-	43,121	-	43,121

Balance at November 30, 2013	3,114,163	$31,142	$5,102,868	$17,349,004	$(13,514,003)	$8,969,011	$45,040	$9,014,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended November 30, 2013 and 2012
(UNAUDITED)

	Six Months Ended November 30,
	2013	2012

Cash flows from operating activities:
Consolidated net income (loss)	$90,946	$(255,152)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,754	5,393
Unrealized loss on marketable securities, net	352	5,020
Deferred income taxes	40,000	3,000

Changes in operating assets and liabilities:
Accounts receivable	75,317	3,152
Other receivables	1,968	(3,789)
Prepaid expenses	(28,113)	(2,603)
Prepaid and recoverable income taxes	7,880	(128,580)
Accounts and other payables and accrued expenses and other current liabilities	(564,728)	(140,332)
Advances from customers	53,309	25,200

Net cash used in operating activities	(316,315)	(488,691)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,740,000	500,000
Purchases of marketable securities	(1,492,000)	(3,237,267)
Purchases of equipment and leasehold improvements	(3,853)

Net cash provided by (used in) investing activities	244,147	(2,737,267)

Cash flows from financing activities:
Cash dividend paid	-	(2,970,093)
Purchases of treasury stock	-	(16,571)
Distribution to noncontrolling interest	(6,232)	(7,000)

Net cash used in financing activities	(6,232)	(2,993,664)

Net decrease in cash and cash equivalents	(78,400)	(6,219,622)
Cash and cash equivalents at beginning of period	1,881,161	7,514,749

Cash and cash equivalents at end of period	$1,802,761	$1,295,127

Supplemental disclosures of cash flow data:
Income taxes paid	$8,000	$10,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed consolidated interim financial statements as of and for the three and six months ended November 30, 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2014.  The balance sheet at May 31, 2013 has been derived from the audited financial statements at that date.  These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2013.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding.  The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2013 and May 31, 2013:

	November 30, 2013	May 31, 2013
Cash in banks	$1,241,069	$1,562,939
Money market funds	561,692	318,222
	$1,802,761	$1,881,161

4.	Revenue Recognition

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
November 30, 2013
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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2013 and May 31, 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2013	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$1,741,000	$-	$1,741,000
Equity Securities	19,072	-	-	19,072
	$19,072	$1,741,000	$-	$1,760,072

May 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,989,000	$-	$1,989,000
Equity Securities	19,424	-	-	19,424
	$19,424	$1,989,000	$-	$2,008,424

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twenty four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at November 30, 2013 and May 31, 2013 are summarized as follows:

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(Unaudited)

November 30, 2013 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,741,000	$-	$-	$1,741,000
Equity Securities	16,866	2,206	-	19,072
	$1,757,866	$2,206	$-	$1,760,072

May 31, 2013 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,989,000	$-	$-	$1,989,000
Equity Securities	16,866	2,558	-	19,424
	$2,005,866	$2,558	$-	$2,008,424

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013
(Unaudited)

7.	Stockholders’ Equity

During the six months ended November 30, 2013, the Company did not purchase any shares of its common stock. During the six months ended November 30, 2012, the Company purchased a total of 3,600 shares of its common stock for $16,571. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of November 30, 2013, 56,318 shares remain available for purchase under the plan.

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

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projections in the forward-looking statements which statements involve risks and uncertainties, including but not limited to the following:  the success of the Company’s plan for internal growth, the impact of adverse economic conditions on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer consulting services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission.  The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2013 compared with three months ended November 30, 2012

	(Dollar amounts in thousands)
	Three Months Ended
	November 30,		November 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$12,166	100.0%	$10,560	100.0%
Cost of sales	10,101	83.0%	8,805	83.4%
Gross profit	2,065	17.0%	1,755	16.6%

Selling, general and administrative expenses	1,979	16.3%	2,014	19.1%
Income (loss) from operations	86	0.7%	(259)	(2.5)%
Other income (expense), net	3	0.0%	(1)	0.0%
Income (loss) before income taxes	89	0.7%	(260)	(2.5)%
Provision (benefit) for income taxes	36	0.3%	(79)	(0.8)%
Consolidated net income (loss)	$53	0.4%	$(181)	(1.7)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended November 30, 2013 increased $1,606,000 or 15.2% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 260 for the quarter ended November 30, 2012 to 306 for the quarter ended November 30, 2013.  The revenue increase was lower than expected from the increase in consultants on billing with customers due to reduced average billing rates for the consultants on billing with customers compared with the prior year quarter.  This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed vendor services programs.

Cost of Sales

Cost of sales for the quarter ended November 30, 2013, increased $1,296,000 or 14.7% to $10,101,000 from $8,805,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 83.4% in the quarter ended November 30, 2012 to 83.0% in the quarter ended November 30, 2013.  The decrease in cost of sales as a percentage of revenue was primarily attributable to increased revenue from full time placement fees which do not have associated direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses decreased $35,000 or 1.7% from $2,014,000 in the quarter ended November 30, 2012 to $1,980,000 in the quarter ended November 30, 2013.  This decrease primarily resulted from a reduction of professional fees of $56,000 in the quarter, while the expenses related to technical recruiters and sales executive increased by $28,000. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 19.1% in the quarter ended November 30, 2012 to 16.3% in the quarter ended November 30, 2013 as a result of the additional technical recruiters and sales executives hired in the previous fiscal year beginning to contribute additional revenue.

Other Income

Other income for the quarter ended November 30, 2013 resulted primarily from interest and dividend income of $1,000, which decreased by $1,000 from the level realized in the quarter ended November 30, 2012 due to lower interest rates earned on the Company’s certificates of deposit and money market accounts. There was also a mark to market gain of $1,500 on the Company’s equity securities for the quarter ended November 30, 2013.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended November 30, 2013 and 2012 reflect the Company’s estimated effective tax rate for the years ending May 31, 2014 and 2013, respectively. These rates were (30.3)% for the quarter ended November 30, 2012 and 40.6% for the quarter ended November 30, 2013.

Consolidated Net Income (Loss)

Consolidated net income increased $234,000 from a loss of $181,000 in the quarter ended November 30, 2012 to net income of $53,000 in the quarter ended November 30, 2013.  This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue.  Although we are experiencing an increase in revenue under the Company’s plan for internal growth, we anticipate that our net income will continue to be affected, with only gradual improvement until such time as the additional recruiters and sales executives begin to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2013 compared with six months ended November 30, 2012

	(Dollar amounts in thousands)
	Six Months Ended
	November 30,		November 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$24,253	100.0%	$21,849	100.0%
Cost of sales	20,090	82.8%	18,244	83.5%
Gross profit	4,163	17.2%	3,605	16.5%

Selling, general and administrative expenses	4,019	16.6%	3,977	18.2%
Income (loss) from operations	144	0.6%	(372)	(1.7)%
Other income, net	3	0.0%	1	0.0%
Income (loss) before income taxes	147	0.6%	(371)	(1.7)%
Provision (benefit) for income taxes	56	0.2%	(116)	(0.5)%
Consolidated net income (loss)	$91	0.4%	$(255)	(1.2)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the six months ended November 30, 2013 increased $2,404,000 or 11.0% from the prior year period.  The average number of consultants on billing with customers increased from approximately 257 for the six months ended November 30, 2012 to 303 for the six months ended November 30, 2013.  The revenue increase was lower than expected from the increase in consultants on billing with customers due to reduced average billing rates for the consultants on billing with customers compared with the prior year period.  This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed vendor services programs.

Cost of Sales

Cost of sales for the six months ended November 30, 2013 increased $1,846,000 or 10.1% to $20,090,000 from $18,244,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 83.5% in the six months ended November 30, 2012 to 82.8% in the six months ended November 30, 2013.  The decrease in cost of sales as a percentage of revenue was primarily attributable to increased revenue from full time placement fees which do not have associated direct costs.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $42,000 or 1.1% from $3,977,000 in the six months ended November 30, 2012 to $4,019,000 in the six months ended November 30, 2013.  This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them.  Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 18.2% in the six months ended November 30, 2012 to 16.6% in the six months ended November 30, 2013 as a result of the additional technical recruiters and sales executives hired in the prior fiscal year beginning to contribute additional revenue.

Other Income

Other income for the six months ended November 30, 2013 resulted primarily from interest and dividend income of $3,000, which decreased by $3,000 from the level realized in the six months ended November 30, 2012 due to lower interest rates earned on the Company’s certificates of deposit and money market accounts.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the six months ended November 30, 2013 and 2012 reflect the Company’s estimated effective tax rate for the years ending May 31, 2014 and 2013, respectively. These rates were (31.3)% for the six months ended November 30, 2012 and 38.1% for the six months ended November 30, 2013.

Consolidated Net Income (Loss)

Consolidated net income increased $346,000 from a loss of $255,000 in the six months ended November 30, 2012 to net income of $91,000 in the six months ended November 301, 2013.  This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue.  Although we are experiencing an increase in revenue under the Company’s plan for internal growth, we anticipate that our net income will continue to be affected, with only gradual improvement until such time as the additional recruiters and sales executives begin to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2013, the Company had working capital (total current assets in excess of total current liabilities) of $8,845,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,563,000 as compared to working capital of $8,717,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,890,000 at May 31, 2013.

For the six months ended November 30, 2013, net cash used in operating activities was $316,000 compared to net cash used in operating activities of $489,000 for the six months ended November 30, 2012, or a decrease in cash used in operating activities of $173,000.  The cash used in operating activities in the six months ended November 30, 2013 primarily resulted from a decrease in accounts and other payables and accrued expenses and other current liabilities of $565,000 which resulted primarily from a reduction in accrued payroll.  The cash used in operating activities in the six months ended November 30, 2012 primarily resulted from the consolidated net loss of $255,000, an increase of prepaid and recoverable income taxes of $129,000 and a decrease in accounts and other payables and accrued expenses and other current liabilities of $140,000.

Net cash provided by investing activities of $244,000 for the six months ended November 30, 2013 primarily resulted from not reinvesting a maturing certificate of deposit.  Net cash used in investing activities of $2,737,000 for the six months ended November 30, 2012 primarily resulted from new investments in US Treasury securities and certificates of deposit.

In the six months ended November 30, 2013, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $6,000.  In the six months ended November 30, 2012, net cash used in financing activities resulted primarily from a cash dividend of $1.50 per share paid on November 30, 2012, which amounted to $2,970,000, distributions to the noncontrolling interest of $7,000 and the purchases of 3,600 shares of common stock for $16,571.

The Company’s capital resource commitments at November 30, 2013 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2013 Annual Report on Form 10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of November 30, 2013.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: January 10, 2014	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: January 10, 2014	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer