Form 10-Q
period 2014-02-28
TSR INC
filed 2014-04-10
CIK 98338

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2014

☐           Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ________

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
☐ Yes     ☒ No

As of March 31, 2014, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.     Financial Information
Item 1.    Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28, 2014	May 31, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$2,658,199	$1,881,161
Certificates of deposit and marketable securities	1,512,808	2,008,424
Accounts receivable, net of allowance for doubtful accounts of $193,000	8,800,481	9,146,283
Other receivables	4,384	5,016
Prepaid expenses	88,833	70,926
Prepaid and recoverable income taxes	108,159	208,579
Deferred income taxes	86,000	86,000
Total Current Assets	13,258,864	13,406,389

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $257,561 and $244,868	35,829	16,784
Other assets	49,653	49,653
Deferred income taxes	131,000	146,000
Total Assets	$13,475,346	$13,618,826
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,115,562	$852,228
Accrued expenses and other current liabilities	1,993,353	2,389,006
Advances from customers	1,437,053	1,448,255
Total Current Liabilities	4,545,968	4,689,489
Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,258,379	17,305,883
	22,392,389	22,439,893
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	8,878,386	8,925,890
Noncontrolling Interest	50,992	3,447
Total Equity	8,929,378	8,929,337
Total Liabilities and Equity	$13,475,346	$13,618,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended February 28, 2014 and 2013
(UNAUDITED)

	Three Months Ended February 28,			Nine Months Ended February 28,
	2014		2013	2014	2013
Revenue, net		$12,127,753	$10,515,070	$36,380,885	$32,363,788

Cost of sales		10,198,570	8,874,490	30,288,170	27,118,497
Selling, general and administrative expenses		2,118,170	2,017,746	6,137,537	5,994,296
		12,316,740	10,892,236	36,425,707	33,112,793
Loss from operations		(188,987)	(377,166)	(44,822)	(749,005)

Other income (expense):
Interest and dividend income		1,493	5,687	4,626	11,394
Unrealized gain (loss) on marketable securities, net		736	1,052	384	(3,968)

Loss before income taxes		(186,758)	(370,427)	(39,812)	(741,579)
Benefit for income taxes		(122,000)	(116,000)	(66,000)	(232,000)
Consolidated net income (loss)		(64,758)	(254,427)	26,188	(509,579)
Less: net income attributable to noncontrolling interest		(25,867)	(460)	(73,692)	(21,211)
Net loss attributable to TSR, Inc.		$(90,625)	$(254,887)	$(47,504)	$(530,790)
Basic and diluted net loss per TSR, Inc. common share	$	(0.05)	$(0.13)	$(0.02)	$(0.27)
Weighted average number of basic and diluted common shares outstanding		1,962,062	1,962,462	1,962,062	1,974,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 For The Nine Months Ended February 28, 2014 and 2013
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non controlling interest	Total Equity
Balance at May 31, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$12,498,022	$21,270	$12,519,292

Purchases of treasury stock	-	-	-	-	(81,911)	(81,911)	-	(81,911)

Cash dividend paid	-	-	-	(2,970,093)	-	(2,970,093)	-	(2,970,093)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	21,211	21,211
Distribution to noncontrolling interest	-	-	-	-	-	-	(45,569)	(45,569)

Net loss attributable to TSR, Inc.	-	-	-	(530,790)	-	(530,790)	-	(530,790)
Balance at February 28, 2013	3,114,163	$31,142	$5,102,868	$17,295,221	$(13,514,003)	$8,915,228	$(3,088)	$8,912,140

Balance at May 31, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	73,692	73,692
Distribution to noncontrolling interest	-	-	-	-	-	-	(26,147)	(26,147)

Net loss attributable to TSR, Inc.	-	-	-	(47,504)	-	(47,504)	-	(47,504)
Balance at February 28, 2014	3,114,163	$31,142	$5,102,868	$17,258,379	$(13,514,003)	$8,878,386	$50,992	$8,929,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended February 28, 2014 and 2013
(UNAUDITED)

	Nine Months Ended February 28,
	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$26,188	$(509,579)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,693	8,931
Unrealized (gain) loss on marketable securities, net	(384)	3,968
Deferred income taxes	15,000	3,000

Changes in operating assets and liabilities:
Accounts receivable	345,802	685,717
Other receivables	632	(5,170)
Prepaid expenses	(17,907)	5,495
Prepaid and recoverable income taxes	100,420	(233,956)
Accounts and other payables and accrued expenses and other current liabilities	(132,319)	(377,029)
Advances from customers	(11,202)	(19,800)
Net cash provided by (used in) operating activities.	338,923	(438,423)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,486,000	2,495,267
Purchases of marketable securities	(1,990,000)	(3,984,267)
Purchases of equipment and leasehold improvements	(31,738)	(6,304)
Net cash provided by (used in) investing activities	464,262	(1,495,304)
Cash flows from financing activities:
Cash dividend paid	-	(2,970,093)
Purchases of treasury stock	-	(81,911)
Distribution to noncontrolling interest	(26,147)	(45,569)
Net cash used in financing activities	(26,147)	(3,097,573)
Net increase (decrease) in cash and cash equivalents	777,038	(5,031,300)
Cash and cash equivalents at beginning of period	1,881,161	7,514,749
Cash and cash equivalents at end of period	$2,658,199	$2,483,449

Supplemental disclosures of cash flow data:
Income taxes paid	$21,000	$12,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014
(Unaudited)

1.	Basis of Presentation
The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”).  All significant inter-company balances and transactions have been eliminated in consolidation.  These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted.  These condensed consolidated interim financial statements as of and for the three and nine months ended February 28, 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented.  The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2014.  The balance sheet at May 31, 2013 has been derived from the audited financial statements at that date.  These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

2.	Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding.  The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents
The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2014 and May 31, 2013:

	February 28, 2014	May 31, 2013
Cash in banks	$2,096,780	$1,562,939
Money market funds	561,419	318,222
	$2,658,199	$1,881,161

4.	Revenue Recognition
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
February 28, 2014
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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2014 and May 31, 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2014	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,493,000	$-	$1,493,000
Equity Securities	19,808	-	-	19,808
	$19,808	$1,493,000	$-	$1,512,808

May 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,989,000	$-	$1,989,000
Equity Securities	19,424	-	-	19,424
	$19,424	$1,989,000	$-	$2,008,424

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014
(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.  The Company’s marketable securities at February 28, 2014 and May 31, 2013 are summarized as follows:

February 28, 2014 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,493,000	$-	$-	$1,493,000
Equity Securities	16,866	2,942	-	19,808
	$1,509,866	$2,942	$-	$1,512,808

May 31, 2013 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,989,000	$-	$-	$1,989,000
Equity Securities	16,866	2,558	-	19,424
	$2,005,866	$2,558	$-	$2,008,424

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014
(Unaudited)

7.             Stockholders’ Equity
During the nine months ended February 28, 2014, the Company did not purchase any shares of its common stock. During the nine months ended February 28, 2013, the Company purchased a total of 21,600 shares of its common stock for $81,911. These shares were purchased in various transactions on the open market under a previously announced repurchase plan of 150,000 shares.  As of February 28, 2014, 56,318 shares remain available for purchase under the plan.

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

Forward-Looking Statements
Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s future prospects and the Company’s future cash flow requirements, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those projections in the forward-looking statements which statements involve risks and uncertainties, including but not limited to the following:  the success of the Company’s plan for internal growth, the impact of adverse economic conditions on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer consulting services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process, the increase in customers moving IT operations offshore and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission.  The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations
The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations.  There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2014 compared with three months ended February 28, 2013

	(Dollar amounts in thousands)
	Three Months Ended
	February 28,		February 28,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$12,128	100.0%	$10,515	100.0%
Cost of sales	10,199	84.1%	8,874	84.4%
Gross profit	1,929	15.9%	1,641	15.6%

Selling, general and administrative expenses	2,118	17.5%	2,018	19.2%
Loss from operations	(189)	(1.6)%	(377)	(3.6)%
Other income, net	2	0.1%	7	0.1%
Loss before income taxes	(187)	(1.5)%	(370)	(3.5)%
Benefit for income taxes	(122)	(1.0)%	(116)	(1.1)%
Consolidated net loss	$(65)	(0.5)%	$(254)	(2.4)%

TSR, INC. AND SUBSIDIARIES

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the quarter ended February 28, 2014 increased $1,613,000 or 15.3% from the prior year quarter.  The average number of consultants on billing with customers increased from approximately 275 for the quarter ended February 28, 2013 to 308 for the quarter ended February 28, 2014.

Cost of Sales
Cost of sales for the quarter ended February 28, 2014, increased $1,325,000 or 14.9% to $10,199,000 from $8,874,000 in the prior year quarter.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 84.4% in the quarter ended February 28, 2013 to 84.1% in the quarter ended February 28, 2014.  The decrease in cost of sales as a percentage of revenue was primarily attributable to increased revenue from full time placement fees which do not have associated direct costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $100,000 or 5.0% from $2,018,000 in the quarter ended February 28, 2013 to $2,118,000 in the quarter ended February 28, 2014.  This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them.  Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 19.2% in the quarter ended February 28, 2013 to 17.5% in the quarter ended February 28, 2014 as a result of the additional technical recruiters and sales executives hired in the previous fiscal year beginning to contribute additional revenue.

Other Income
Other income for the quarter ended February 28, 2014 resulted primarily from interest and dividend income of $1,000, which decreased by $5,000 from the level realized in the quarter ended February 28, 2013 due to lower interest rates earned on the Company’s certificates of deposit and money market accounts. There were also mark to market gains of approximately $1,000 on the Company’s equity securities for each of the quarters ended February 28, 2014 and 2013.

Income Taxes
The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2014 and 2013 reflect the Company’s estimated effective tax rate for the years ending May 31, 2014 and 2013, respectively. These rates were (31.3)% for the quarter ended February 28, 2013 and (65.2)% for the quarter ended February 28, 2014. The tax rate for the third quarter ended February 28, 2014 differs significantly from the statutory rate as a result of a change in the full year estimate of net income relating to additional business development expenses.

Consolidated Net Loss
Consolidated net loss decreased $189,000 from a loss of $254,000 in the quarter ended February 28, 2013 to a loss of $65,000 in the quarter ended February 28, 2014.  This decrease was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing to additional revenue.  Although we are experiencing an increase in revenue under the Company’s plan for internal growth, we anticipate that our net income will continue to be affected, with only gradual improvement until such time as the additional recruiters and sales executives begin to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2014 compared with nine months ended February 28, 2013
	(Dollar amounts in thousands)
	Three Months Ended
	February 28,		February 28,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$36,381	100.0%	$32,364	100.0%
Cost of sales	30,288	83.2%	27,118	83.8%
Gross profit	6,093	16.8%	5,246	16.2%

Selling, general and administrative expenses	6,138	16.9%	5,995	18.5%
Loss from operations	(45)	(0.1)%	(749)	(2.3)%
Other income, net	5	0.0%	7	0.0%
Loss before income taxes	(40)	(0.1)%	(742)	(2.3)%
Benefit for income taxes	(66)	(0.2)%	(232)	(0.7)%
Consolidated net income (loss)	$26	0.1%	$(510)	(1.6)%

Revenue
Revenue consists primarily of revenue from computer programming consulting services.  Revenue for the nine months ended February 28, 2014 increased $4,017,000 or 12.4% from the prior year period.  The average number of consultants on billing with customers increased from approximately 263 for the nine months ended February 28, 2013 to 305 for the nine months ended February 28, 2014.  The revenue increase was lower than expected from the increase in consultants on billing with customers due to reduced average billing rates for the consultants on billing with customers compared with the prior year period.  This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed vendor services programs.

Cost of Sales
Cost of sales for the nine months ended February 28, 2014 increased $3,170,000 or 11.7% to $30,288,000 from $27,118,000 in the prior year period.  The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients.  Cost of sales as a percentage of revenue decreased from 83.8% in the nine months ended February 28, 2013 to 83.2% in the nine months ended February 28, 2014.  The decrease in cost of sales as a percentage of revenue was primarily attributable to increased revenue from full time placement fees which do not have associated direct costs.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead.   These expenses increased $143,000 or 2.4% from $5,995,000 in the nine months ended February 28, 2013 to $6,138,000 in the nine months ended February 28, 2014.  This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them.  Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire.  The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth.  Selling, general and administrative expenses, as a percentage of revenue, decreased from 18.5% in the nine months ended February 28, 2013 to 16.9% in the nine months ended February 28, 2014 as a result of the additional technical recruiters and sales executives hired in the prior fiscal year beginning to contribute additional revenue.

Other Income
Other income for the nine months ended February 28, 2014 resulted primarily from interest and dividend income of $5,000, which decreased by $6,000 from the level realized in the nine months ended February 28, 2013 due to lower interest rates earned on the Company’s certificates of deposit and money market accounts.  Additionally, in the nine months ended February 28, 2013 there was a mark to market loss of approximately $4,000 on the Company’s equity securities.

Income Taxes
The income tax benefit included in the Company’s results of operations for the nine months ended February 28, 2014 and 2013 reflect the Company’s estimated effective tax rate for the years ending May 31, 2014 and 2013, respectively. These rates were (31.3)% for the nine months ended February 28, 2013 and (165.0)% for the nine months ended February 28, 2014. The tax rate for the nine months ended February 28, 2014 differs significantly from the statutory rate as a result of a change in the full year estimate of net income relating to additional business development expenses.

Consolidated Net Income (Loss)
Consolidated net income (loss) improved $536,000 from a loss of $510,000 in the nine months ended February 28, 2013 to net income of $26,000 in the nine months ended February 28, 2014.  This improvement was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue.  Although we are experiencing an increase in revenue under the Company’s plan for internal growth, we anticipate that our net income will continue to be affected, with only gradual improvement until such time as the additional recruiters and sales executives begin to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources
The Company expects that cash flow generated from operations together with its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 28, 2014, the Company had working capital (total current assets in excess of total current liabilities) of $8,713,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,171,000 as compared to working capital of $8,717,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,890,000 at May 31, 2013.

For the nine months ended February 28, 2014, net cash provided by operating activities was $339,000 compared to net cash used in operating activities of $438,000 for the nine months ended February 28, 2013.  The cash provided by operating activities in the nine months ended February 28, 2014 primarily resulted from a decrease in accounts receivable.  The cash used in operating activities in the nine months ended February 28, 2013 primarily resulted from the consolidated net loss of $510,000, an increase of prepaid and recoverable income taxes of $234,000 and a decrease in accounts and other payables and accrued expenses and other current liabilities of $377,000, offset by a decrease in accounts receivable of $686,000.

Net cash provided by investing activities of $464,000 for the nine months ended February 28, 2014 primarily resulted from not reinvesting maturing certificates of deposit.  Net cash used in investing activities of $1,495,000 for the nine months ended February 28, 2013 primarily resulted from new investments in certificates of deposit.

In the nine months ended February 28, 2014, net cash used in financing activities resulted from distributions to the noncontrolling interest of $26,000. In the nine months ended February 28, 2013, net cash used in financing activities resulted primarily from a cash dividend of $1.50 per share paid on November 30, 2012, which amounted to $2,970,000, distributions to the noncontrolling interest of $46,000 and the purchases of 21,600 shares of common stock for $82,000.

The Company’s capital resource commitments at February 28, 2014 consisted of lease obligations on its branch and corporate facilities.  The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2013 Annual Report on Form 10-K, as filed with the SEC.  The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments.  There have been no changes in the Company’s significant accounting policies as of February 28, 2014.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q forthe quarter ended February 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 10, 2014	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: April 10, 2014	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer