Form 10-K
period 2014-05-31
TSR INC
filed 2014-08-04
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2014

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

☐ Yes   ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.☐ Yes   ☒ No

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

☐ Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $3.44 at November 30, 2013 was $3,584,000.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2014 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2014 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2014

PART I

Item 1. Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2014, the Company provided IT staffing services to 79 customers.

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

Contract Computer Programming Services

STAFFING SERVICES

The Company’s contract computer programming services involve the provision of technical staff to customers to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company’s customers. The Company’s approach is to make available to its customers a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of mainframe and mid-range computer operations, personal computers and client-server support, internet and e-commerce operations, voice and data communications (including local and wide area networks) and help desk support. The Company’s services provide customers with flexibility in staffing their day–to-day operations, as well as special projects, on a short-term or long-term basis.

The Company provides technical employees for projects, which usually range from three months to one year. Generally, customers may terminate projects at any time. Staffing services are provided at the client’s facility and are billed primarily on an hourly basis based on the actual hours worked by technical personnel provided by the Company and with reimbursement for out-of-pocket expenses. The Company pays its technical personnel on a semi-monthly basis and invoices its customers, not less frequently than monthly.

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

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. Beginning in fiscal year 2012, the Company began to hire additional technical recruiters to address increased requests by customers for submissions of qualified technical personnel for potential positions. Such submissions started to result in increased placements during the fourth quarter of fiscal 2013 and such increase continued in fiscal 2014. In the fall of 2010, the Company established a program to hire and train recent college graduates to become technical recruiters. The initial costs associated with the hiring and training of such personnel have increased the costs of recruitment, although, over time, the Company believes this program will provide the Company with a larger pool of skilled technical recruiters at a lower cost than hiring experienced technical recruiters. Competition from larger competitors for the newly trained recruiters has created more turnover than expected, making it more difficult to increase the number of technical recruiters on staff. The Company has also hired additional account executives in an effort to increase growth. Turnover has also been greater than expected with account executives due to increased competition. As of May 31, 2014, the Company employed 22 persons who are responsible for recruiting technical personnel and 13 persons who are account executives. As of May 31, 2013, the Company had employed 20 technical personnel recruiters and 13 account executives.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 79 customers during the year ended May 31, 2014 as compared to 73 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In the fiscal year ended May 31, 2014, the Company had three customers which each provided more than 10% of consolidated revenues: Beeline (16.6%), Citigroup (15.8%) and Consolidated Edison (10.1%). The largest of these was Beeline which provides vendor management services under an arrangement where the Company enters into a subcontract with Beeline and Beeline directly contracts with five end customers. The Beeline end customers for which the Company provides services include Bristol Myers Squibb, which alone, constituted 12.5% of the Company’s consolidated revenue for the year ended May 31, 2014. Additionally, the Company’s top ten customers (including end customers of vendor management companies) accounted for 75% of consolidated revenue in fiscal 2014 and 77% in fiscal 2013. While continuing its efforts to expand further its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 29% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 47% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 22 recruiters based in the U.S. and contracting with an India based company for 5 recruiters in India to help locate U.S. based technical consultants. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

Competition

The technical staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential customers with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. Many of the Company’s competitors are significantly larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in obtaining and retaining customers are accurate assessment of customers’ requirements, timely assignment of technical employees with appropriate skills and the price of services. The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility. The Company believes that many of the technical personnel included in its database may also be pursuing other employment opportunities. Therefore, the Company believes that its responsiveness to the needs of technical personnel is an important factor in the Company’s ability to fill projects. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase and there can be no assurance that the Company will remain competitive.

Intellectual Property Rights

The Company relies primarily upon a combination of trade secret, nondisclosure and other contractual arrangements to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Personnel

As of May 31, 2014, the Company employed 275 people including its 3 executive officers. Of such employees, 13 were engaged in sales, 22 were recruiters for programmers, 226 were technical and programming consultants, and 11 were in administrative and clerical functions. None of the Company’s employees belong to unions.

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

Dependence Upon Key Personnel

The Company is dependent on its Chairman of the Board, Chief Executive Officer and President, Joseph F. Hughes. The Company does not have an employment agreement with Mr. Joseph F. Hughes. The Company is also dependent on its Senior Vice President and President of TSR Consulting Services, Inc., Christopher Hughes. The Company has an employment agreement with Mr. Christopher Hughes which expires February 28, 2017. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers.

In the fiscal year ended May 31, 2014, the Company’s three largest customers, Beeline, Citigroup and Consolidated Edison accounted for 16.6%, 15.8% and 10.1% of the Company’s consolidated revenue, respectively. Beeline is a vendor management company through which the Company provides services to five end customers, of which Bristol Myers Squibb is the most significant. In total, the Company derives over 47% of its revenue from accounts with vendor management companies. The Company’s ten largest customers provided 75% of consolidated revenue in fiscal 2014. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 29% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. See “Rapidly Changing Industry” below.

The accounts receivable balances associated with the Company’s largest customers were $2,100,000 and $1,920,000 at May 31, 2014 and 2013, respectively. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

Dependence on Reputation.

The Company’s reputation among its customers, potential customers and the staffing services industry depends on the performance of the technical personnel that the Company places with its customers. If the Company’s customers are not satisfied with the services provided by the technical personnel placed by the Company, or if the technical personnel placed by the Company lack the qualifications or experience necessary to perform the services required by the Company’s customers, the Company may not be able to successfully maintain its relationships with its customers or expand its client base.

Competitive Market for Technical Personnel.

The Company’s success is dependent upon its ability to attract and retain qualified computer professionals to provide as temporary personnel to its customers. Competition for the limited number of qualified professionals with a working knowledge of certain sophisticated computer languages, which the Company requires for its contract computer services business, is intense. The Company believes that there is a shortage of, and significant competition for, software professionals with the skills and experience necessary to perform the services offered by the Company.

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

Competitive Market for Account Executives and Technical Recruiters

The Company faces a highly competitive market for the limited number of qualified personnel. The competitive market for such personnel could affect the Company’s ability to hire and retain such personnel, and, if the Company is successful in hiring technical recruiters and account executives, there can be no assurance that such hiring will result in increased revenue.

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

In addition to these factors, there has been intense price competition in the area of IT staffing, pressure on billing rates and pressure by customers for discounts. The Company has endeavored to increase its technical recruiting staff in order to better respond to customers increasing demands for both the timeliness and quantities of resume submittals against job requisitions.

The Company cannot predict at this time what long-term effect these changes will have on the Company’s business and results of operations.

Vendor Management Companies

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, these companies now comprise in excess of 47% of the Company’s revenue. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business. It also reduces the Company’s profit margins.

In addition, the agreements with the vendor management companies are frequently structured as subcontracting agreements with the vendor management company entering into a services agreement directly with the end customers. As a result, in the event of a bankruptcy of a vendor management company, the Company’s ability to collect its outstanding receivables and continue to provide services could be adversely affected.

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse effect on the Company’s results of operations. As a result of the broad based economic downturn, the Company experienced a decrease in the number of consultants on billing with customers, only recently returning to the early 2008 numbers of consultants on billing with customers. While customers’ IT spending during the 2014 fiscal year appears to have increased, any improvements have been slow and uncertain, with a decrease in profitability on placements, particularly those with financial services customers. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in increasing its penetration with existing customers or expanding its customer base. There is no assurance that the Company will achieve growth in its sales at such time as the Company’s business is not affected by adverse economic conditions.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employers’ portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms and the imposition of penalties for failure to provide health insurance to employees under the Affordable Care Act which now goes into effect January 1, 2015. Additionally, the New York City Council has approved a measure which went into effect in April 2014 requiring the Company to provide five paid sick days per year. Several municipalities, such as Newark and Jersey City, New Jersey, have enacted similar statutes. The Company may not be able to sufficiently increase the fees charged to its customers to cover these potential cost increases.

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

Effect of Immigration Restrictions

The Company obtains many of its technical personnel by subcontracting with companies that utilize foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree. U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Current and future restrictions on the availability of such visas could restrain the Company’s ability to acquire the skilled professionals needed to meet our customers’ requirements, which could have a material adverse effect on our business. The scope and impact of these changes on the staffing industry and the Company remain unclear, however a narrow interpretation and vigorous enforcement could adversely affect the ability of entities with which the Company subcontracts to utilize foreign nationals and/or renew existing foreign national consultants on assignment. There can be no assurance that the Company’s subcontractors will be able to keep or replace all foreign nationals currently on assignment, or continue to acquire foreign national talent at the same rates as in the past.

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

The Company’s operating results also fluctuate due to seasonality. Typically, our billable hours, which directly affect our revenue and profitability, decrease in our third fiscal quarter. The holiday season and winter weather causes the number of billable work days for consultants on billing with customers to decrease. Additionally, at the beginning of the calendar year, which also falls within our fiscal third quarter, payroll taxes are at their highest. This results in our lowest gross margins of the year. The Company’s operating results are also subject to fluctuation as a result of other factors.

Competition.

The technical staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential customers with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. The Company competes for technical personnel with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, customers and temporary personnel agencies. Many of the Company’s competitors are significantly larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in obtaining and retaining customers are accurate assessment of customers’ requirements, timely assignment of technical employees with appropriate skills and the price of services. The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility. The Company believes that many of the technical personnel included in its database may also be pursuing other employment opportunities. Therefore, the Company believes that its responsiveness to the needs of technical personnel is an important factor in the Company’s ability to fill projects. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

Potential for Contract and Other Liability.

The personnel provided by the Company to customers provide services involving key aspects of its customers’ software applications. A failure in providing these services could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. The Company attempts to limit, contractually, its liability for damages arising from negligence or omissions in rendering services, but it is not always successful in negotiating such limits. However, due to increased competition and the requirements of vendor management companies, the Company may be required to accept less favorable terms regarding limitations on liability, including assuming obligations to indemnify customers for damages sustained in connection with the provision of our services. There can be no assurance our contracts will include the desired limitations of liability or that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect the Company from liability for damages.

The Company’s contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client’s supervision. Although the Company has little control over the client’s workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by customers. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel errors, misuse of client proprietary information or theft of client property. To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker’s compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its customers from these exposures. Certain of these costs and liabilities are not covered by insurance. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

Intellectual Property Rights.

The Company relies primarily upon a combination of trade secret, nondisclosure and other contractual agreements to protect its proprietary rights. The Company generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Voting Power of Major Stockholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 46.9% of the Company’s voting power as of July 31, 2014. As such, Joseph F. Hughes has significant voting power on all matters submitted to a vote of the Company’s common stockholders.

Certain Anti-Takeover Provisions May Inhibit a Change of Control

In addition to the significant ownership of Common Stock by Joseph F. Hughes and his family, certain provisions of the Company’s charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Such provisions include a classified Board of Directors and advance notice requirements for nomination of directors and certain stockholder proposals set forth in the Company’s Certificate of Incorporation and by-laws.

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

Among the factors that could affect the Company’s stock price are:

•	limited float and a low average daily trading volume;
•	industry trends and the performance of the Company’s customers;
•	fluctuations in the Company’s results of operations;
•	litigation; and
•	general market conditions.

The stock market has, and may in the future, experience extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring November 30, 2015, with annual rentals of approximately $71,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2017) and Edison, New Jersey (lease expires February, 2019), with aggregate monthly rentals of approximately $23,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings.

There are no material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s shares of Common Stock now trade on the NASDAQ Capital Market under the symbol TSRI. Previously, until December 2009, the shares traded on the NASDAQ Global Market. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2014 and 2013:

	JUNE 1, 2013 – MAY 31, 2014
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$3.20	$3.78	$3.84	$3.65
Low Sales Price	2.90	3.10	2.98	2.99

	JUNE 1, 2012 – MAY 31, 2013
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$4.26	$5.69	$3.85	$4.00
Low Sales Price	3.70	3.72	2.77	3.03

There were 85 holders of record of the Company’s Common Stock as of July 31, 2014. Additionally, the Company estimates that there were approximately 1,200 beneficial holders as of that date. On November 30, 2012, the Company paid a special one-time cash dividend of $1.50 per common share to stockholders of record as of October 30, 2012. Other than this special dividend, there were no other dividends declared or paid by the Company with respect to its shares of Common Stock during the last two fiscal years. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There are no securities authorized for issuance under any equity compensation plans.

Item 6. Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2014	May 31, 2013	May 31, 2012	May 31, 2011	May 31, 2010

Revenue, Net	$49,530	$44,914	$45,215	$39,342	$36,956

Income (Loss) From Operations	25	(716)	(2)	482	317

Net Income (Loss) Attributable to TSR, Inc	(86)	(520)	(62)	197	143

Basic Net Income (Loss) Per TSR, Inc. Common Share.	(0.04)	(0.26)	(0.03)	0.10	0.07

Working Capital	8,706	8,717	12,402	12,388	12,455

Total Assets	13,563	13,619	17,165	17,141	15,754

Total TSR, Inc. Equity	8,840	8,926	12,498	12,713	12,542

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	4.51	4.55	6.30	6.30	6.19

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$1.50	$0.00	$0.00	$0.00

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations. There can be no assurance that historical trends in operating results will continue in the future:

	Year Ended May 31, (Dollar Amounts in Thousands)
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$49,530	100.0%	$44,914	100.0%
Cost of Sales	41,252	83.3	37,549	83.6
Gross Profit	8,278	16.7	7,365	16.4
Selling, General and Administrative Expenses	8,253	16.7	8,081	18.0
Income (Loss) from Operations	25	0.0	(716)	(1.6)
Other Income, Net	9	0.0	13	0.0
Income (Loss) Before Income Taxes	34	0.0	(703)	(1.6)
Provision (Benefit) for Income Taxes	17	0.0	(214)	0.5
Consolidated Net Income (Loss)	17	0.0	(489)	(1.1)
Net Income Attributable to Noncontrollong Interest	103	0.2	31	0.1
Net Loss Attributable to TSR, Inc.	$(86)	(0.2)%	$(520)	(1.2)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2014 increased $4,616,000 or 10.3% from fiscal 2013. The average number of consultants on billing with customers increased from approximately 273 for the fiscal year ended May 31, 2013 to 308 for the fiscal year ended May 31, 2014. The revenue increase was lower than expected from the increase in consultants on billing with customers due to reduced average billing rates compared to the prior fiscal year. This resulted from a shift in the business mix as a higher percentage of new placements have been with customers where there is stronger competition due to managed services programs.

Cost of Sales

Cost of sales increased by $3,703,000 or 9.9%, in fiscal 2014 from fiscal 2013. Cost of sales as a percentage of revenue decreased to 83.3% in fiscal 2014 from 83.6% in fiscal 2013. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with customers as compared with the prior fiscal year. The decrease in cost of sales as a percentage of revenue was primarily attributable to increased revenue from full time placement fees which do not have associated direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $172,000, or 2.1%, to $8,253,000 in fiscal 2014 from $8,081,000 in fiscal 2013. This increase was primarily attributable to an increase in the number of technical recruiters and sales executives and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Additionally, these expenses decreased, as a percentage of revenue, from 18.0% in the fiscal year ended May 31, 2013 to 16.7% in the fiscal year ended May 31, 2014.

Other Income

Fiscal 2014 other income resulted primarily from interest and dividend income of $6,000, which decreased by $8,000 from the level realized in 2013 due to decreased amounts invested in certificates of deposit and lower rates of interest.

Income Taxes

The effective income tax rate was 50.0% in fiscal 2014. The rate was higher than expected due to state minimum or alternative taxes. The effective income tax benefit rate was 30.4% in fiscal 2013. The expected federal tax benefit rate of 34% was reduced due to state minimum or alternative taxes being payable despite the Company’s net loss for fiscal 2013.

Net Loss Attributable to TSR

Net loss attributable to TSR improved $434,000 from a loss of $520,000 in fiscal 2013 to a loss of $86,000 in fiscal 2014. This improvement was primarily due to the increase in revenue due to a higher average number of consultants on billing with customers. The addition of sales executives and recruiters hired in the last two years has started to contribute new revenue. We expect that our net income will continue to be affected, with only gradual improvement until such time as the additional technical recruiters and sales executives begin to generate a sufficient increase in revenue.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that its available cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2014, the Company had working capital (total current assets in excess of total current liabilities) of $8,706,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,357,000 as compared to working capital of $8,717,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,890,000 at May 31, 2013.

Net cash flow of $524,000 was provided by operations during fiscal 2014 as compared to $1,036,000 of net cash flow used in operations in fiscal 2013. The cash provided by operations for fiscal 2014 primarily resulted from a decrease in accounts receivable of $356,000 in addition to a decrease in prepaid and recoverable income taxes of $176,000. The cash used in operations for fiscal 2013 primarily resulted from the consolidated net loss of $489,000, an increase in accounts receivable of $418,000 and an increase in prepaid and recoverable income taxes of $112,000.

Net cash provided by investing activities amounted to $463,000 for fiscal 2014, compared to $1,497,000 in net cash used in investing activities in fiscal 2013. The change in net cash from investing activities between fiscal 2014 and 2013 primarily resulted from investing in additional certificates of deposit in fiscal 2013, a portion of which were not rolled over in fiscal 2014.

Net cash used in financing activities of $26,000 during the fiscal year ended May 31, 2014 resulted from distributions of $26,000 to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions, LLC. Net cash used in financing activities of $3,101,000 during the fiscal year ended May 31, 2013 resulted from a special cash dividend paid of $2,970,000, purchases of treasury stock of $82,000 and distributions of $49,000 to the holder of the noncontrolling interest.

The Company’s capital resource commitments at May 31, 2014 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2014.

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

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience, customer types, creditworthiness, economic trends and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers, or in their willingness to pay, could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TSR, Inc.

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the years then ended. TSR, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and Subsidiaries as of May 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

August 4, 2014

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2014 and 2013

ASSETS

	2014	2013
Current Assets:

Cash and cash equivalents	$2,841,967	$1,881,161
Certificates of deposit and marketable securities	1,514,856	2,008,424
Accounts receivable:
Trade, net of allowance for doubtful accounts of $193,000 in
2014 and 2013	8,790,338	9,146,283
Other	9,330	5,016
	8,799,668	9,151,299

Prepaid expenses	74,188	70,926
Prepaid and recoverable income taxes	32,159	208,579
Deferred income taxes	86,000	86,000
Total Current Assets	13,348,838	13,406,389

Equipment and leasehold improvements, at cost:
Equipment	88,747	70,822
Furniture and fixtures	111,107	111,107
Automobiles	19,665	19,665
Leasehold improvements	60,058	60,058
	279,577	261,652

Less accumulated depreciation and amortization	245,482	244,868
	34,095	16,784

Other assets	49,653	49,653
Deferred income taxes	130,000	146,000
Total Assets	$13,562,586	$13,618,826

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2014 and 2013

LIABILITIES AND EQUITY

	2014	2013
Current Liabilities:

Accounts and other payables	$929,404	$852,228
Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,124,671	2,305,201
Other	96,487	83,805
	2,221,158	2,389,006

Advances from customers	1,491,946	1,448,255
Total Liabilities	4,642,508	4,689,489

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value,
authorized 500,000 shares; none issued
Common stock, $0.01 par value, authorized 12,500,000 shares;
issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,219,947	17,305,883
	22,353,957	22,439,893
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	8,839,954	8,925,890
Noncontrolling Interest	80,124	3,447
Total Equity	8,920,078	8,929,337
Total Liabilities and Equity	$13,562,586	$13,618,826

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2014 and 2013

	2014	2013

Revenue, net	$49,529,867	$44,913,649

Cost of sales	41,251,638	37,548,691
Selling, general and administrative expenses	8,253,061	8,080,713
	49,504,699	45,629,404
Income (loss) from operations	25,168	(715,755)

Other income (expense):
Interest and dividend income	6,288	13,833
Unrealized gain (loss) from marketable securities, net	2,432	(1,248)
	8,720	12,585

Income (loss) before income taxes	33,888	(703,170)

Provision (benefit) for income taxes	17,000	(214,000)

Consolidated net income (loss)	16,888	(489,170)
Less: Net income attributable to noncontrolling interest	102,824	30,958
Net loss attributable to TSR, Inc.	$(85,936)	$(520,128)

Net loss per TSR, Inc. common share	$(0.04)	$(0.26)

Weighted average number of common shares outstanding	1,962,062	1,971,484

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2014 and 2013

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling Interest	Total equity
Balance at June 1, 2012	3,114,163	$31,142	$5,102,868	$20,796,104	$(13,432,092)	$12,498,022	$21,270	$12,519,292

Purchases of treasury stock	-	-	-	-	(81,911)	(81,911)	-	(81,911)

Cash dividend paid	-	-	-	(2,970,093)	-	(2,970,093)	-	(2,970,093)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	30,958	30,958

Distribution to noncontrolling interest	-	-	-	-	-	-	(48,781)	(48,781)

Net loss attributable to TSR, Inc.	-	-	-	(520,128)	-	(520,128)	-	(520,128)

Balance at May 31, 2013	3,114,163	31,142	5,102,868	17,305,883	(13,514,003)	8,925,890	3,447	8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	102,824	102,824

Distribution to noncontrolling interest	-	-	-	-	-	-	(26,147)	(26,147)

Net loss attributable to TSR, Inc.	-	-	-	(85,936)	-	(85,936)	-	(85,936)
Balance at May 31, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$16,888	$(489,170)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,723	12,198
Unrealized loss (gain) from marketable securities, net	(2,432)	1,248
Deferred income taxes	16,000	(99,000)

Changes in operating assets and liabilities:
Accounts receivable-trade	355,945	(417,614)
Other receivables	(4,314)	(2,274)
Prepaid expenses	(3,262)	26,816
Prepaid and recoverable income taxes	176,420	(112,061)
Accounts and other payables and accrued expenses and other Current liabilities	(90,672)	78,614
Advances from customers	43,691	(34,397)

Net cash provided by (used in) operating activities	523,987	(1,035,640)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,983,000	3,491,267
Purchases of marketable securities	(2,487,000)	(4,980,267)
Purchases of equipment and leasehold improvements	(33,034)	(8,163)
Net cash provided by (used in) investing activities	462,966	(1,497,163)
Cash flows from financing activities:
Cash dividend paid	-	(2,970,093)
Distributions to noncontrolling interest	(26,147)	(48,781)
Purchases of treasury stock	-	(81,911)
Net cash used in financing activities	(26,147)	(3,100,785)
Net increase (decrease) in cash and cash equivalents	960,806	(5,633,588)

Cash and cash equivalents at beginning of year	1,881,161	7,514,749
Cash and cash equivalents at end of year	$2,841,967	$1,881,161
Supplemental disclosures of cash flow data:
Income taxes paid	$27,000	$16,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014 and 2013

(1)	Summary of Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2014, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 42.5%. The largest of these constituted 16.6% of consolidated revenue. In fiscal 2013, four customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 52.1%. The largest of these constituted 16.1% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $2,100,000 and $1,920,000 at May 31, 2014 and 2013, respectively. The Company operates in one business segment, computer programming services.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2014 and 2013:

	2014	2013
Cash in banks	$2,279,148	$1,562,939
Money market funds	562,819	318,222
	$2,841,967	$1,881,161

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2014 and 2013

(e)	Certificates of Deposit and Marketable Securities

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2014 and 2013 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$-	$1,493,000	$-	$1,493,000
Equity securities	21,856	-	-	21,856
	$21,856	$1,493,000	$-	$1,514,856

May 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$-	$1,989,000	$-	$1,989,000
Equity securities	19,424	-	-	19,424
	$19,424	$1,989,000	$-	$2,008,424

Based upon the Company’s intent and ability to hold its certificates of deposits to maturity (which maturities range up to twenty-four months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at May 31, 2014 and 2013 are summarized as follows:

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2014 and 2013

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
2014: Certificates of deposit	$1,493,000	$-	$-	$1,493,000
Equity securities	16,866	4,990	-	21,856
	$1,509,866	$4,990	$-	$1,514,856

Current
2013: Certificates of deposit	$1,989,000	$-	$-	$1,989,000
Equity securities	16,866	2,558	-	19,424
	$2,005,866	$2,558	$-	$2,008,424

The Company’s investments in marketable securities consist primarily of investments in certificates of deposit and equity securities. Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

(f)	Accounts Receivable and Credit Policies:

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, creditworthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

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

May 31, 2014 and 2013

(h)	Net Loss Per Common Share

Basic net loss per common share is computed by dividing loss available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2014 or 2013.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed Federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. The Company’s accounts receivable represent approximately 56 accounts with open balances of which, the largest customer, as a percentage of revenue, consisted of 23.9% of the net accounts receivable balance at May 31, 2014.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2014 and 2013

(2)	Income Taxes

A reconciliation of the provision (benefit) for income taxes computed at the Federal statutory rates for fiscal 2014 and 2013 to the reported amounts is as follows:

	2014		2013
	Amount	%	Amount	%
Amounts at statutory Federal tax rate	$11,500	34.0%	$(239,000)	(34.0)%
Noncontrolling interest	(35,000)	(103.3)	(11,000)	(1.5)

State and local taxes, net of Federal income tax effect	22,000	64.9	17,000	2.4
Non-deductible expenses and other	18,500	54.6	19,000	2.7
	$17,000	50.2%	$(214,000)	(30.4)%

The components of the provision (benefit) for income taxes are as follows:

	Federal	State	Total
2014: Current	$(29,000)	$30,000	$1,000
Deferred	13,000	3,000	16,000
	$(16,000)	$33,000	$17,000
2013: Current	$(140,000)	$25,000	$(115,000)
Deferred	(100,000)	1,000	(99,000)
	$(240,000)	$26,000	$(214,000)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2014 and 2013 are as follows:

	2014	2013
Allowance for doubtful accounts receivable	$86,000	$86,000
Net operating loss carryforward	103,000	103,000
Equipment and leasehold improvement depreciation and amortization.	11,000	23,000
Acquired client relationships.	16,000	20,000
Total deferred income tax assets	$216,000	$232,000

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2014 and 2013

The Company has no unrecognized tax benefits at May 31, 2014 and 2013. The Company’s Federal and state income tax returns prior to fiscal year 2011 are closed.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

(3)	Commitments and Contingencies

A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2014 follows:

Fiscal Year	Amount
2015	$351,000
2016	324,000
2017	308,000
2018	143,000
2019	107,000

Total	$1,233,000

Total rent expenses under all lease agreements amounted to $322,000 and $391,000 in fiscal 2014 and 2013, respectively.

The Company has entered into employment agreements with two of its officers expiring through 2017. The total remaining payments under these agreements is $1,025,000 at May 31, 2014.

From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(4)	Stockholders’ Equity

During the year ended May 31, 2014, the Company did not purchase any of its common stock on the open market under the previously announced plan. During the year ended May 31, 2013, the Company purchased a total of 21,600 shares of its common stock on the open market in various transactions for $81,911 under the previously announced plan. As of May 31, 2014, 56,318 shares remain available for purchase under the plan.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2014.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2014 Annual Meeting of Stockholders.

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

TSR, INC.

By:	/s/ J.F. Hughes
J. F. Hughes, Chairman

Dated:	August 4, 2014

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

/s/ James J. Hill
James J. Hill, Director

/s/ Christopher Hughes
Christopher Hughes, Senior Vice President and Director

/s/ Robert A. Esernio
Robert A. Esernio, Director

/s/ Raymond A. Roel
Raymond A. Roel, Director

Dated:	August 4, 2014

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2014

Exhibit Number	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

10.1	Employment Agreement between TSR, Inc. and Christopher Hughes dated as of March 1, 2012. Incorporated by reference to the Form 8-K filed by the Company on April 13, 2012.

10.2	Employment Agreement dated as of June 1, 2010 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on June 7, 2010.

21	List of Subsidiaries

31.1	Certification by J.F. Hughes Pursuant to Securities Exchange Act Rule 13a-15(e)

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-15(e)

32.1	Certification of J.F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

