Form 10-Q
period 2014-08-31
TSR INC
filed 2014-10-08
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of September 30, 2014, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2014	May 31, 2014
	(UNAUDITED)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,210,713	$2,841,967
Certificates of deposit and marketable securities	1,518,936	1,514,856
Accounts receivable, net of allowance for doubtful accounts of $193,000	7,829,021	8,790,338
Other receivables	6,505	9,330
Prepaid expenses	37,680	74,188
Prepaid and recoverable income taxes	38,357	32,159
Deferred income taxes	86,000	86,000

Total Current Assets	13,727,212	13,348,838

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $250,291 and $245,482	36,627	34,095
Other assets	49,653	49,653
Deferred income taxes	106,000	130,000

Total Assets	$13,919,492	$13,562,586
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,284,409	$929,404
Accrued expenses and other current liabilities	2,193,744	2,221,158
Advances from customers	1,476,657	1,491,946

Total Liabilities	4,954,810	4,642,508
Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,244,539	17,219,947
	22,378,549	22,353,957
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	8,864,546	8,839,954
Noncontrolling Interest	100,136	80,124

Total Equity	8,964,682	8,920,078

Total Liabilities and Equity	$13,919,492	$13,562,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended August 31, 2014 and 2013

(UNAUDITED)

	Three Months Ended August 31,
	2014	2013
Revenue, net	$13,685,813	$12,086,697

Cost of sales	11,386,634	9,988,849
Selling, general and administrative expenses	2,226,412	2,039,429
	13,613,046	12,028,278
Income from operations	72,767	58,419

Other income (expense):
Interest and dividend income	1,654	1,704
Unrealized gain (loss) on marketable securities, net.	6,080	(1,840)
Income before income taxes	80,501	58,283
Provision for income taxes	34,000	20,000

Consolidated net income	46,501	38,283
Less: Net income attributable to noncontrolling interest	(21,909)	(27,365)
Net income attributable to TSR, Inc.	$24,592	$10,918
Net income per TSR, Inc. common share	$0.01	$0.01
Weighted average number of common shares outstanding	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months Ended August 31, 2014 and 2013

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc equity	Non- controlling Interest	Total equity
Balance at May 31, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	27,365	27,365

Distribution to noncontrolling interest	-	-	-	-	-	-	(3,212)	(3,212)

Net income attributable to TSR, Inc.	-	-	-	10,918	-	10,918	-	10,918

Balance at August 31, 2013	3,114,163	$31,142	$5,102,868	$17,316,801	$(13,514,003)	$8,936,808	$27,600	$8,964,408

Balance at May 31, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	21,909	21,909

Distribution to noncontrolling interest	-	-	-	-	-	-	(1,897)	(1,897)

Net income attributable to TSR, Inc.	-	-	-	24,592	-	24,592	-	24,592

Balance at August 31, 2014	3,114,163	$31,142	$5,102,868	$17,244,539	$(13,514,003)	$8,864,546	$100,136	$8,964,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2014 and 2013

(UNAUDITED)

	Three Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$46,501	$38,283
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,809	3,377
Unrealized (gain) loss from marketable securities, net	(6,080)	1,840
Deferred income taxes	24,000	14,000

Changes in operating assets and liabilities:
Accounts receivable	961,317	(91,981)
Other receivables	2,825	3,609
Prepaid expenses	36,508	(26,646)
Prepaid and recoverable income taxes	(6,198)	2,880
Accounts and other payables and accrued expenses and other current liabilities	327,591	(136,727)
Advances from customers	(15,289)	(23,441)
Net cash provided by (used in) operating activities	1,375,984	(214,806)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	747,000	993,000
Purchases of marketable securities	(745,000)	(996,000)
Purchases of equipment and leasehold improvements	(7,341)	(3,853)
Net cash used in investing activities	(5,341)	(6,853)
Cash flows from financing activities:
Distributions to noncontrolling interest	(1,897)	(3,212)
Net cash used in financing activities	(1,897)	(3,212)
Net increase (decrease) in cash and cash equivalents	1,368,746	(224,871)
Cash and cash equivalents at beginning of period	2,841,967	1,881,161
Cash and cash equivalents at end of period	$4,210,713	$1,656,290

Supplemental disclosures of cash flow data:
Income taxes paid	$16,000	$3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2015. The balance sheet at May 31, 2014 has been derived from the audited financial statements at that date. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2014 and May 31, 2014:

	August 31, 2014	May 31, 2014
Cash in banks	$3,643,503	$2,279,148
Money market funds	567,210	562,819
	$4,210,713	$2,841,967

4.	Revenue Recognition

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

August 31, 2014

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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2014 and May 31, 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,491,000	$-	$1,491,000
Equity Securities	27,936	-	-	27,936
	$27,936	$1,491,000	$-	$1,518,936

May 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,493,000	$-	$1,493,000
Equity Securities	21,856	-	-	21,856
	$21,856	$1,493,000	$-	$1,514,856

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2014

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at August 31, 2014 and May 31, 2014 are summarized as follows:

August 31, 2014 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,491,000	$-	$-	$1,491,000
Equity Securities	16,866	11,070	-	27,936
	$1,507,866	$11,070	$-	$1,518,936

May 31, 2014 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,493,000	$-	$-	$1,493,000
Equity Securities	16,866	4,990	-	21,856
	$1,509,866	$4,990	$-	$1,514,856

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2014

(Unaudited)

7.	Equity

During the three months ended August 31, 2014 and 2013, the Company did not purchase any shares of its common stock. As of September 30, 2014, 56,318 shares remain available for purchase under the previously announced plan.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2014 compared with three months ended August 31, 2013

	(Dollar amounts in thousands) Three Months Ended
	August 31,		August 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$13,686	100.0%	$12,087	100.0%
Cost of sales	11,387	83.2%	9,989	82.6%
Gross profit	2,299	16.8%	2,098	17.4%
Selling, general and administrative expenses	2,226	16.3%	2,040	16.9%
Income from operations	73	0.5%	58	0.5%
Other income, net	8	0.1%	0	0.0%
Income before income taxes	81	0.6%	58	0.5%
Provision for income taxes	34	0.2%	20	0.2%
Consolidated net income	47	0.4%	38	0.3%
Net income attributable to noncontrolling interest	22	0.2%	27	0.2%
Net income attributable to TSR, Inc.	$25	0.2%	$11	0.1%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2014 increased $1,599,000 or 13.2% from the prior year quarter. This increase in revenue resulted from the average number of consultants on billing with customers increasing from approximately 300 for the quarter ended August 31, 2013 to 331 for the quarter ended August 31, 2014.

Cost of Sales

Cost of sales for the quarter ended August 31, 2014, increased $1,398,000 or 14.0% to $11,387,000 from $9,989,000 in the prior year period. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 82.6% in the quarter ended August 31, 2013 to 83.2% in the quarter ended August 31, 2014. The increase in cost of sales as a percentage of revenue was primarily attributable to increased discounts at two major customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $186,000 or 9.1% from $2,040,000 in the quarter ended August 31, 2013 to $2,226,000 in the quarter ended August 31, 2014. This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.9% in the quarter ended August 31, 2013 to 16.3% in the quarter ended August 31, 2014 as a result of the additional technical recruiters and sales executives beginning to contribute additional revenue.

Other Income

Other income for the quarter ended August 31, 2014 resulted primarily from a mark to market gain of $6,000 on the Company’s equity securities and interest and dividend income of $2,000. In the quarter ended August 31, 2013, interest and dividend income of $2,000 was offset by a mark-to-market loss of $2,000 on the Company’s equity securities.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2014 and 2013 reflect the Company’s estimated effective tax rate for the years ending May 31, 2015 and 2014, respectively. These rates were 42.0 % for the quarter ended August 31, 2014 and 34.5% for the quarter ended August 31, 2013.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $14,000 from $11,000 in the quarter ended August 31, 2013 to net income of $25,000 in the quarter ended August 31, 2014. This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue. Gradual improvement is expected to continue as the Company’s plan for internal growth begins to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2014, the Company had working capital (total current assets in excess of total current liabilities) of $8,772,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,730,000 as compared to working capital of $8,706,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,357,000 at May 31, 2014.

For the three months ended August 31, 2014, net cash provided by operating activities was $1,376,000 compared to net cash used in operating activities of $215,000 for the three months ended August 31, 2013. The cash provided by operating activities in the three months ended August 31, 2014 resulted primarily from a decrease in accounts receivable of $961,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $328,000. The decrease in accounts receivable is attributable to a major client instituting a prompt payment discount, resulting in only one month of invoicing outstanding at quarter end instead of the usual three months which were outstanding at year end. The increase in accounts and other payable and accrued expenses and other current liabilities is attributable to an increase in accounts payable resulting from temporary staffing shortages in the accounting department. The cash used in operating activities in the three months ended August 31, 2013 resulted primarily from an increase in accounts receivable of $92,000 and a decrease in accounts and other payables and accrued expenses and other current liabilities of $137,000. The increase in accounts receivable was attributable to the increased revenue. The decrease in accounts and other payable and accrued expenses and other current liabilities was attributable to a decrease in the accrued payroll at the end of the current quarter, which decrease resulted from a decrease in the hours worked by the consultants.

Net cash used in investing activities of $5,000 for the three months ended August 31, 2014 resulted primarily from the purchase of fixed assets. Net cash used in investing activities of $7,000 for the three months ended August 31, 2013 also resulted primarily from the purchase of fixed assets.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $2,000 in the three months ended August 31, 2014. Net cash used in financing activities resulted from distributions to the noncontrolling interest of $3,000 in the three months ended August 31, 2013.

The Company’s capital resource commitments at August 31, 2014 consisted of lease obligations on its branch and corporate facilities. The Company intends to satisfy these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2014 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of August 31, 2014.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: October 8, 2014	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: October 8, 2014	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Principal Accounting Officer