Form 10-Q
period 2014-11-30
TSR INC
filed 2015-01-09
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2014

☐  Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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

As of December 31, 2014, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

INDEX

			Page
Part I.	Financial Information:		Number

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets –
		November 30, 2014 and May 31, 2014	3

		Condensed Consolidated Statements of Operations –
		For the three months and six months ended November 30, 2014 and 2013	4

		Condensed Consolidated Statements of Equity –
		For the six months ended November 30, 2014 and 2013	5

		Condensed Consolidated Statements of Cash Flows –
		For the six months ended November 30, 2014 and 2013	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4.	Controls and Procedures	16

Part II.	Other Information		17

	Item 6.	Exhibits	17

Signatures			18

Part I.	Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2014	May 31, 2014
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$4,009,427	$2,841,967
Certificates of deposit and marketable securities	1,023,800	1,514,856
Accounts receivable, net of allowance for doubtful accounts of $193,000	8,507,411	8,790,338
Other receivables	1,674	9,330
Prepaid expenses	142,878	74,188
Prepaid and recoverable income taxes	31,357	32,159
Deferred income taxes	86,000	86,000
Total Current Assets	13,802,547	13,348,838

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $254,967 and $245,482	33,947	34,095
Other assets	49,653	49,653
Deferred income taxes	9,000	130,000
Total Assets	$13,895,147	$13,562,586

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,205,230	$929,404
Accrued expenses and other current liabilities	2,168,976	2,221,158
Advances from customers	1,390,387	1,491,946
Total Liabilities	4,764,593	4,642,508

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,385,522	17,219,947
	22,519,532	22,353,957
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,005,529	8,839,954
Noncontrolling Interest	125,025	80,124
Total Equity	9,130,554	8,920,078
Total Liabilities and Equity	$13,895,147	$13,562,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended November 30, 2014 and 2013

(UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
Revenue, net	$14,533,801	$12,166,435	$28,219,614	$24,253,132

Cost of sales	12,079,456	10,100,751	23,466,090	20,089,600
Selling, general and administrative expenses	2,179,677	1,979,938	4,406,089	4,019,367
	14,259,133	12,080,689	27,872,179	24,108,967
Income from operations	274,668	85,746	347,435	144,165

Other income (expense):
Interest and dividend income	1,237	1,429	2,891	3,133
Unrealized gain (loss) on marketable securities, net	1,864	1,488	7,944	(352)
Income before income taxes	277,769	88,663	358,270	146,946
Provision for income taxes	110,000	36,000	144,000	56,000
Consolidated net income	167,769	52,663	214,270	90,946
Less: net income attributable to noncontrolling interest	(26,786)	(20,460)	(48,695)	(47,825)
Net income attributable to TSR, Inc.	$140,983	$32,203	$165,575	$43,121
Net income per TSR, Inc. common share	$0.07	$0.02	$0.08	$0.02
Weighted average number common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Six Months Ended November 30, 2014 and 2013

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	47,825	47,825
Distribution to noncontrolling interest	-	-	-	-	-	-	(6,232)	(6,232)

Net income attributable to TSR, Inc.	-	-	-	43,121	-	43,121	-	43,121
Balance at November 30, 2013	3,114,163	$31,142	$5,102,868	$17,349,004	$(13,514,003)	$8,969,011	$45,040	$9,014,051

Balance at May 31, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	48,695	48,695
Distribution to noncontrolling interest	-	-	-	-	-	-	(3,794)	(3,794)
Net income attributable to TSR, Inc.	-	-	-	165,575	-	165,575	-	165,575
Balance at November 30, 2014	3,114,163	$31,142	$5,102,868	$17,385,522	$(13,514,003)	$9,005,529	$125,025	$9,130,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2014 and 2013

(UNAUDITED)

	Six Months Ended
	November 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$214,270	$90,946
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,485	6,754
Unrealized (gain) loss on marketable securities, net	(7,944)	352
Deferred income taxes	121,000	40,000

Changes in operating assets and liabilities:
Accounts receivable	282,927	75,317
Other receivables	7,656	1,968
Prepaid expenses	(68,690)	(28,113)
Prepaid and recoverable income taxes	802	7,880
Accounts and other payables and accrued expenses and other current liabilities	223,644	(564,728)
Advances from customers	(101,559)	53,309
Net cash provided by (used in) operating activities	681,591	(316,315)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,493,000	1,740,000
Purchases of marketable securities	(994,000)	(1,492,000)
Purchases of equipment and leasehold improvements	(9,337)	(3,853)
Net cash provided by investing activities	489,663	244,147
Cash flows from financing activities:
Distribution to noncontrolling interest	(3,794)	(6,232)
Net cash used in financing activities	(3,794)	(6,232)
Net increase (decrease) in cash and cash equivalents	1,167,460	(78,400)
Cash and cash equivalents at beginning of period	2,841,967	1,881,161
Cash and cash equivalents at end of period	$4,009,427	$1,802,761

Supplemental disclosures of cash flow data:
Income taxes paid	$22,000	$8,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three and six months ended November 30, 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2015. The consolidated balance sheet at May 31, 2014 has been derived from the audited financial statements at that date. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2014.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2014 and May 31, 2014:

	November 30, 2014	May 31, 2014

Cash in banks	$2,943,879	$2,279,148
Money market funds	1,065,548	562,819
	$4,009,427	$2,841,967

4.	Revenue Recognition

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

5.	Certificates of Deposit and Marketable Securities

The Company has characterized its investments in certificates of deposit and marketable securities, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2014	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$994,000	$-	$994,000
Equity Securities	29,800	-	-	29,800
	$29,800	$994,000	$-	$1,023,800

May 31, 2014	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$1,493,000	$-	$1,493,000
Equity Securities	21,856	-	-	21,856
	$21,856	$1,493,000	$-	$1,514,856

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at November 30, 2014 and May 31, 2014 are summarized as follows:

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

November 30, 2014 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$994,000	$-	$-	$994,000
Equity Securities	16,866	12,934	-	29,800
	$1,010,866	$12,934	$-	$1,023,800

May 31, 2014 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,493,000	$-	$-	$1,493,000
Equity Securities	16,866	4,990	-	21,856
	$1,509,866	$4,990	$-	$1,514,856

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

7.	Equity

During the six months ended November 30, 2014 and 2013, the Company did not purchase any shares of its common stock. As of December 31, 2014, 56,318 shares remain available for purchase under the previously announced plan.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2014 compared with three months ended November 30, 2013

	(Dollar amounts in thousands)
	Three Months Ended
	November 30, 2014		November 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$14,534	100.0%	$12,166	100.0%
Cost of sales	12,079	83.1%	10,101	83.0%
Gross profit	2,455	16.9%	2,065	17.0%
Selling, general and administrative expenses	2,180	15.0%	1,979	16.3%
Income from operations	275	1.9%	86	0.7%
Other income, net	3	0.0%	3	0.0%
Income before income taxes	278	1.9%	89	0.7%
Provision for income taxes	110	0.7%	36	0.3%
Consolidated net income	168	1.2%	53	0.4%
Net income attributable to noncontrolling interest	27	0.2%	21	0.1%
Net income attributable to TSR, Inc.	$141	1.0%	$32	0.3%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2014 increased $2,368,000 or 19.5% from the prior year quarter. This increase in revenue resulted from the average number of consultants on billing with customers increasing from 306 for the quarter ended November 30, 2013 to 354 for the quarter ended November 30, 2014.

Cost of Sales

Cost of sales for the quarter ended November 30, 2014, increased $1,978,000 or 19.6% to $12,079,000 from $10,101,000 in the prior year period. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 83.0% in the quarter ended November 30, 2013 to 83.1% in the quarter ending November 30, 2014. The increase in cost of sales as a percentage of revenue is attributable to increased discounts at several major customers. This increase was offset, to some extent, by additional full time placement revenue that does not have direct costs of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $201,000 or 10.2% from $1,979,000 in the quarter ended November 30, 2013 to $2,180,000 in the quarter ended November 30, 2014. This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.3% in the quarter ended November 30, 2013 to 15.0% in the quarter ended November 30, 2014 as a result of the additional technical recruiters and sales executives beginning to contribute additional revenue.

Other Income

Other income for the quarter ended November 30, 2014 resulted primarily from a mark-to-market gain of $2,000 on the Company’s equity securities and interest and dividend income of $1,000. For the quarter ended November 30, 2013, interest and dividend income was $1,500 and the mark-to-market gain was $1,500.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended November 30, 2014 and 2013 reflect the Company’s estimated effective tax rate for the years ending May 31, 2015 and 2014, respectively. These rates were 39.6% for the quarter ended November 30, 2014 and 40.4% for the quarter ended November 30, 2013.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $109,000 from $32,000 in the quarter ended November 30, 2013 to net income of $141,000 in the quarter ended November 30, 2014. This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue and increased full time placement revenue. Gradual improvement is expected to continue as the Company’s plan for internal growth begins to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2014 compared with six months ended November 30, 2013

	(Dollar amounts in thousands)
	Six Months Ended
	November 30, 2014		November 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$28,220	100.0%	$24,253	100.0%
Cost of sales	23,466	83.2%	20,090	82.8%
Gross profit	4,754	16.8%	4,163	17.2%
Selling, general and administrative expenses	4,406	15.6%	4,019	16.6%
Income from operations	348	1.2%	144	0.6%
Other income, net	11	0.1%	3	0.0%
Income before income taxes	359	1.3%	147	0.6%
Provision for income taxes	144	0.5%	56	0.2%
Consolidated net income	215	0.8%	91	0.4%
Net income attributable to noncontrolling interest	49	0.2%	48	0.2%
Net income attributable to TSR, Inc.	$166	0.6%	$43	0.2%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2014 increased $3,967,000 or 16.4% from the prior year quarter. This increase in revenue resulted from the average number of consultants on billing with customers increasing from 303 for the six months ended November 30, 2013 to 342 for the six months ended November 30, 2014.

Cost of Sales

Cost of sales for the six months ended November 30, 2014, increased $3,376,000 or 16.8% to $23,466,000 from $20,090,000 in the prior year period. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 82.8% in the six months ended November 30, 2013 to 83.2% in the six months ended November 30, 2014. The increase in cost of sales as a percentage of revenue was primarily attributable to increased discounts at several major customers.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $387,000 or 9.6% from $4,019,000 in the six months ended November 30, 2013 to $4,406,000 in the six months ended November 30, 2014. This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.6% in the six months ended November 30, 2013 to 15.6% in the six months ended November 30, 2014 as a result of the additional technical recruiters and sales executives beginning to contribute additional revenue.

Other Income

Other income for the six months ended November 30, 2014 resulted primarily from a mark-to-market gain of $8,000 on the Company’s equity securities and interest and dividend income of $3,000. In the six months ended November 30, 2013, there was interest and dividend income of $3,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the six months ended November 30, 2014 and 2013 reflect the Company’s estimated effective tax rate for the years ending May 31, 2015 and 2014, respectively. These rates were 40.1% for the six months ended November 30, 2014 and 38.1% for the six months ended November 30, 2013.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $123,000 from $43,000 in the six months ended November 30, 2013 to net income of $166,000 in the six months ended November 30, 2014. This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue and increased full time placement revenue. Gradual improvement is expected to continue as the Company’s plan for internal growth begins to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2014, the Company had working capital (total current assets in excess of total current liabilities) of $9,038,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,033,000 as compared to working capital of $8,706,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,357,000 at May 31, 2014.

For the six months ended November 30, 2014, net cash provided by operating activities was $682,000 compared to net cash used in operating activities of $316,000 for the six months ended November 30, 2013. The cash provided by operating activities in the six months ended November 30, 2014 resulted primarily from consolidated net income of $214,000, a decrease in accounts receivable of $283,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $224,000. The decrease in accounts receivable is attributable to a major client instituting a prompt payment discount, resulting in only one month of invoicing outstanding at quarter end instead of the usual three months which were outstanding at year end. The increase in accounts and other payables and accrued expenses and other current liabilities is attributable to an increase in accounts payable resulting from temporary staffing shortages in the accounting department. The cash used in operating activities in the six months ended November 30, 2013 primarily resulted from a decrease in accounts and other payables and accrued expenses and other current liabilities of $565,000 which was offset, to some extent, by $91,000 of consolidated net income, a decrease in accounts receivable of $75,000 and an increase in advances from customers of $53,000.

Net cash provided by investing activities of $490,000 for the six months ended November 30, 2014 primarily resulted from not reinvesting maturing certificates of deposit. Net cash provided by investing activities of $244,000 for the six months ended November 30, 2013 primarily resulted from not reinvesting a maturing certificate of deposit.

In the six months ended November 30, 2014, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $4,000. In the six months ended November 30, 2013, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $6,000.

The Company’s capital resource commitments at November 30, 2014 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2014 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of November 30, 2014.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: January 9, 2015	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: January 9, 2015	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Chief Financial Officer

