Form 10-Q
period 2015-02-28
TSR INC
filed 2015-04-09
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2015

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

As of March 31, 2015, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.     Financial Information

               Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2015	May 31, 2014
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$2,440,323	$2,841,967
Certificates of deposit and marketable securities	1,519,600	1,514,856
Accounts receivable, net of allowance for doubtful accounts of $193,000	9,357,590	8,790,338
Other receivables	3,095	9,330
Prepaid expenses	141,287	74,188
Prepaid and recoverable income taxes.	21,623	32,159
Deferred income taxes	86,000	86,000
Total Current Assets	13,569,518	13,348,838

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $258,707 and $245,482	34,709	34,095
Other assets	49,653	49,653
Deferred income taxes	68,000	130,000
Total Assets	$13,721,880	$13,562,586
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$1,107,069	$929,404
Accrued expenses and other current liabilities	2,197,559	2,221,158
Advances from customers	1,443,885	1,491,946
Total Liabilities	4,748,513	4,642,508
Commitments and contingencies
Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,300,708	17,219,947
	22,434,718	22,353,957
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	8,920,715	8,839,954
Noncontrolling Interest	52,652	80,124
Total Equity	8,973,367	8,920,078
Total Liabilities and Equity	$13,721,880	$13,562,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended February 28, 2015 and 2014

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Revenue, net	$14,213,207	$12,127,753	$42,432,821	$36,380,885

Cost of sales	12,081,771	10,198,570	35,547,861	30,288,170
Selling, general and administrative expenses	2,229,241	2,118,170	6,635,330	6,137,537
	14,311,012	12,316,740	42,183,191	36,425,707
Income (loss) from operations	(97,805)	(188,987)	249,630	(44,822)

Other income (expense):
Interest and dividend income	1,515	1,493	4,406	4,626
Unrealized gain (loss) on marketable securities, net	(3,200)	736	4,744	384

Income (loss) before income taxes	(99,490)	(186,758)	258,780	(39,812)
Provision (benefit) for income taxes	(39,000)	(122,000)	105,000	(66,000)
Consolidated net income (loss)	(60,490)	(64,758)	153,780	26,188
Less: net income attributable to noncontrolling interest	(24,324)	(25,867)	(73,019)	(73,692)
Net income (loss) attributable to TSR, Inc.	$(84,814)	$(90,625)	$80,761	$(47,504)
Net income (loss) per TSR, Inc. common share	$(0.04)	$(0.05)	$0.04	$(0.02)
Weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Nine Months Ended February 28, 2015 and 2014

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	73,692	73,692

Distribution to noncontrolling interest	-	-	-	-	-	-	(26,147)	(26,147)

Net loss attributable to TSR, Inc.	-	-	-	(47,504)	-	(47,504)	-	(47,504)

Balance at February 28, 2014	3,114,163	$31,142	$5,102,868	$17,258,379	$(13,514,003)	$8,878,386	$50,992	$8,929,378

Balance at May 31, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	73,019	73,019

Distribution to noncontrolling interest	-	-	-	-	-	-	(100,491)	(100,491)

Net income attributable to TSR, Inc.	-	-	-	80,761	-	80,761	-	80,761

Balance at February 28, 2015	3,114,163	$31,142	$5,102,868	$17,300,708	$(13,514,003)	$8,920,715	$52,652	$8,973,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 28, 2015 and 2014

(UNAUDITED)

	Nine Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$153,780	$26,188
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,225	12,693
Unrealized gain on marketable securities, net	(4,744)	(384)
Deferred income taxes	62,000	15,000

Changes in operating assets and liabilities:
Accounts receivable	(567,252)	345,802
Other receivables	6,235	632
Prepaid expenses	(67,099)	(17,907)
Prepaid and recoverable income taxes	10,536	100,420
Accounts and other payables and accrued expenses and other current liabilities	154,066	(132,319)
Advances from customers	(48,061)	(11,202)
Net cash provided by (used in) operating activities	(287,314)	338,923
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,238,000	2,486,000
Purchases of marketable securities	(2,238,000)	(1,990,000)
Purchases of equipment and leasehold improvements	(13,839)	(31,738)
Net cash provided by (used in) investing activities	(13,839)	464,262
Cash flows from financing activities:
Distribution to noncontrolling interest	(100,491)	(26,147)
Net cash used in financing activities	(100,491)	(26,147)
Net increase (decrease) in cash and cash equivalents	(401,644)	777,038
Cash and cash equivalents at beginning of period	2,841,967	1,881,161
Cash and cash equivalents at end of period	$2,440,323	$2,658,199

Supplemental disclosures of cash flow data:
Income taxes paid	$33,000	$21,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three and nine months ended February 28, 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2015. The consolidated balance sheet at May 31, 2014 has been derived from the audited financial statements at that date. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2015 and May 31, 2014:

	February 28, 2015	May 31, 2014

Cash in banks	$1,872,078	$2,279,148
Money market funds	568,245	562,819
	$2,440,323	$2,841,967

4.	Revenue Recognition

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

February 28, 2015

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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2015 and May 31, 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2015	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,493,000	$-	$1,493,000
Equity Securities	26,600	-	-	26,600
	$26,600	$1,493,000	$-	$1,519,600

May 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,493,000	$-	$1,493,000
Equity Securities	21,856	-	-	21,856
	$21,856	$1,493,000	$-	$1,514,856

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at February 28, 2015 and May 31, 2014 are summarized as follows:

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

February 28, 2015 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,493,000	$-	$-	$1,493,000
Equity Securities	16,866	9,734	-	26,600
	$1,509,866	$9,734	$-	$1,519,600

May 31, 2014 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,493,000	$-	$-	$1,493,000
Equity Securities	16,866	4,990	-	21,856
	$1,509,866	$4,990	$-	$1,514,856

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

7.	Equity

During the nine months ended February 28, 2015 and 2014, the Company did not purchase any shares of its common stock. As of March 31, 2015, 56,318 shares remain available for purchase under the previously announced plan.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2015 compared with three months ended February 28, 2014

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2015		February 28, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$14,213	100.0%	$12,128	100.0%
Cost of sales	12,082	85.0%	10,199	84.1%
Gross profit	2,131	15.0%	1,929	15.9%
Selling, general and administrative expenses	2,229	15.7%	2,118	17.5%
Loss from operations	(98)	(0.7)%	(189)	(1.6)%
Other income (expense), net	(2)	(0.0)%	2	0.1%
Loss before income taxes	(100)	(0.7)%	(187)	(1.5)%
Benefit for income taxes	(39)	(0.3)%	(122)	(1.0)%
Consolidated net loss	(61)	(0.4)%	(65)	(0.5)%
Net income attributable to noncontrolling interest	(24)	(0.2)%	(26)	(0.2)%

Net loss attributable to TSR, Inc.	$(85)	(0.6)%	$(91)	(0.7)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2015 increased $2,085,000 or 17.2% from the prior year quarter. This increase in revenue primarily resulted from the average number of consultants on billing with customers increasing from approximately 308 for the quarter ended February 28, 2014 to approximately 353 for the quarter ended February 28, 2015.

Cost of Sales

Cost of sales for the quarter ended February 28, 2015, increased $1,883,000 or 18.5% to $12,082,000 from $10,199,000 in the prior year quarter. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 84.1% in the quarter ended February 28, 2014 to 85.0% in the quarter ended February 28, 2015. The increase in cost of sales as a percentage of revenue was primarily attributable to increased reliance on employees, with their related payroll costs, rather than utilizing subcontractors to provide services to customers. Reliance on employees rather than subcontractors is a function of changing customer requirements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $111,000 or 5.2% from $2,118,000 in the quarter ended February 28, 2014 to $2,229,000 in the quarter ended February 28, 2015. This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 17.5% in the quarter ended February 28, 2014 to 15.7% in the quarter ended February 28, 2015 as a result of the additional technical recruiters and sales executives hired in the previous fiscal year beginning to contribute additional revenue.

Other Income

Other income for the quarter ended February 28, 2015 resulted primarily from interest and dividend income of $1,000 and a mark to market loss of approximately $3,000 on the Company’s equity securities. Other income for the quarter ended February 28, 2014 resulted primarily from interest and dividend income of $1,000 and a mark to market gain of approximately $1,000 on the Company’s equity securities.

Income Taxes

The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2015 and 2014 reflects the Company’s estimated effective tax rate for the years ending May 31, 2015 and 2014, respectively. These rates were (65.2)% for the quarter ended February 28, 2014 and (39.0)% for the quarter ended February 28, 2015. The tax rate for the third quarter ended February 28, 2014 differs significantly from the statutory rate as a result of a change in the full year estimate of net income relating to additional business development expenses.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. decreased from $91,000 in the quarter ended February 28, 2014 to $85,000 in the quarter ended February 28, 2015. This decrease was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue. Gradual improvement is expected to continue until the Company’s new hires in sales and recruiting generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2015 compared with nine months ended February 28, 2014

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2015		February 28, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$42,433	100.0%	$36,381	100.0%
Cost of sales	35,548	83.8%	30,288	83.2%
Gross profit	6,885	16.2%	6,093	16.8%
Selling, general and administrative expenses	6,635	15.6%	6,138	16.9%
Income (loss) from operations	250	0.6%	(45)	(0.1)%
Other income, net	9	0.0%	5	0.0%
Income (loss) before income taxes	259	0.6%	(40)	(0.1)%
Provision (benefit) for income taxes	105	0.2%	(66)	(0.2)%
Consolidated net income	154	0.4%	26	0.1%
Net income attributable to noncontrolling interest	(73)	(0.2)%	(74)	(0.2)%
Net income (loss) attributable to TSR, Inc.	$81	0.2%	$(48)	(0.1)

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2015 increased $6,052,000 or 16.6% from the prior year period. The increase in revenue primarily resulted from the average number of consultants on billing with customers increasing from approximately 305 for the nine months ended February 28, 2014 to approximately 346 for the nine months ended February 28, 2015.

Cost of Sales

Cost of sales for the nine months ended February 28, 2015 increased $5,260,000 or 17.4% to $35,548,000 from $30,288,000 in the prior year period. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 83.2% in the nine months ended February 28, 2014 to 83.8% in the nine months ended February 28, 2015. The increase in cost of sales as a percentage of revenue was primarily attributable to increased reliance on employees, with their related payroll costs, rather than utilizing subcontractors to provide services to customers. Reliance on employees rather than subcontractors is a function of changing customer requirements.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $497,000 or 8.1% from $6,138,000 in the nine months ended February 28, 2014 to $6,635,000 in the nine months ended February 28, 2015. This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.9% in the nine months ended February 28, 2014 to 15.6% in the nine months ended February 28, 2015 as a result of the additional technical recruiters and sales executives hired in the prior fiscal year beginning to contribute additional revenue.

Other Income

Other income for the nine months ended February 28, 2015 resulted primarily from interest and dividend income of $4,000 and a mark to market gain of approximately $5,000 on the Company’s equity securities. Other income for the nine months ended February 28, 2014 resulted primarily from interest and dividend income of $5,000.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the nine months ended February 28, 2015 and 2014 reflect the Company’s estimated effective tax rate for the years ending May 31, 2015 and 2014, respectively. These rates were (165.8)% for the nine months ended February 28, 2014 and 40.5% for the nine months ended February 28, 2015. The tax rate for the nine months ended February 28, 2014 differs significantly from the statutory rate as a result of a change in the full year estimate of net income relating to additional business development expenses.

Net Income (Loss) Attributable to TSR, Inc.

Net income (loss) attributable to TSR, Inc. increased $129,000 from a loss of $48,000 in the nine months ended February 28, 2014 to net income of $81,000 in the nine months ended February 28, 2015. This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue and increased full time placement revenue. Full time placement revenue has increased because the Company dedicated a sales executive to this business. It is still uncertain whether this line of business will develop. Gradual improvement is expected to continue until the Company’s new hires in sales and recruiting generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that cash flow generated from operations together with its cash and certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 28, 2015, the Company had working capital (total current assets in excess of total current liabilities) of $8,821,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,960,000 as compared to working capital of $8,706,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,357,000 at May 31, 2014.

For the nine months ended February 28, 2015, net cash used in operating activities was $287,000 compared to net cash provided by operating activities of $339,000 for the nine months ended February 28, 2014. The cash used in operating activities in the nine months ended February 28, 2015 primarily resulted from an increase in accounts receivable of $567,000, offset to some extent by consolidated net income of $154,000 and a decrease in accounts and other payables and accrued expenses and other liabilities of $154,000. The cash provided by operating activities in the nine months ended February 28, 2014 primarily resulted from a decrease in accounts receivable of $346,000.

Net cash used in investing activities of $14,000 for the nine months ended February 28, 2015 primarily resulted from the purchase of fixed assets. Net cash provided by investing activities of $464,000 for the nine months ended February 28, 2014 primarily resulted from not reinvesting maturing certificates of deposit

In the nine months ended February 28, 2015, net cash used in financing activities resulted from distributions to the noncontrolling interest of $100,000. In the nine months ended February 28, 2014, net cash used in financing activities resulted from distributions to the noncontrolling interest of $26,000.

The Company’s capital resource commitments at February 28, 2015 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2014 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of February 28, 2015.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 9, 2015	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: April 9, 2015	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Principal Financial Officer