Form 10-K
period 2015-05-31
TSR INC
filed 2015-07-30
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2015

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

☐  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $3.35 at November 28, 2014 was $3,467,000.

The number of shares of the Registrant’s common stock outstanding as of June 30, 2015 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2015 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2015

PART I

Item 1.	Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2015, the Company provided IT staffing services to 74 customers.

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

In the fall of 2010, the Company established a program to hire and train recent college graduates to become technical recruiters. The initial costs associated with the hiring and training of such personnel have increased the costs of recruitment, although, over time, the Company believes this program will provide the Company with a larger pool of skilled technical recruiters at a lower cost than hiring experienced technical recruiters. Competition from larger competitors for the newly trained recruiters has created more turnover than expected, making it more difficult to increase the number of technical recruiters on staff. The Company has also hired additional account executives in an effort to increase growth. Turnover has also been greater than expected with account executives due to increased competition. As of May 31, 2015, the Company employed 24 persons who are responsible for recruiting technical personnel and 13 persons who are account executives. As of May 31, 2014, the Company had employed 22 technical personnel recruiters and 13 account executives.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 74 customers during the year ended May 31, 2015 as compared to 79 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In the fiscal year ended May 31, 2015, the Company had two customers which each provided more than 10% of consolidated revenues: Citigroup (19.2%) and Pontoon, formerly Beeline (15.7%). Pontoon provides vendor management services under an arrangement where the Company enters into a subcontract with Pontoon and Pontoon directly contracts with five end customers. The Pontoon end customers for which the Company provides services include Bristol Myers Squibb, which alone, constituted 12.2% of the Company’s consolidated revenue for the year ended May 31, 2015. Additionally, the Company’s top ten customers (including end customers of vendor management companies) accounted for 80% of consolidated revenue in fiscal 2015 and 75% in fiscal 2014. While continuing its efforts to expand further its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 34% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 45% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT

In addition to using internet based job boards such as Dice, Monster and Discover.org, the Company maintains a database of technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employee’s skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company’s offices.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 24 recruiters based in the U.S. and contracting with an India based company for 5 recruiters in India to help locate U.S. based technical consultants. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2015, the Company employed 287 people including its 3 executive officers. Of such employees, 13 were engaged in sales, 24 were recruiters for programmers, 234 were technical and programming consultants, and 13 were in administrative and clerical functions. None of the Company’s employees belong to unions.

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

Dependence Upon Key Personnel

The Company is dependent on its Chairman of the Board, Chief Executive Officer, President and Treasurer, Joseph F. Hughes. The Company does not have an employment agreement with Mr. Joseph F. Hughes, who is currently on a ninety (90) day medical leave of absence from his duties and responsibilities as Chairman of the Board, Chief Executive Officer, President and Treasurer. The Company is also dependent on its Senior Vice President and President of TSR Consulting Services, Inc., Christopher Hughes, who is also acting as Chairman, Chief Executive Officer, President and Treasurer of the Company in the absence of Joseph F. Hughes. The Company has an employment agreement with Mr. Christopher Hughes which expires February 28, 2017. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers

In the fiscal year ended May 31, 2015, the Company’s two largest customers, Citigroup and Pontoon, formerly Beeline, accounted for 19.2% and 15.7% of the Company’s consolidated revenue, respectively. Pontoon is a vendor management company through which the Company provides services to five end customers, of which Bristol Myers Squibb is the most significant. In total, the Company derives over 45% of its revenue from accounts with vendor management companies. The Company’s ten largest customers provided 80% of consolidated revenue in fiscal 2015. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 34% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. See “Rapidly Changing Industry” below.

The accounts receivable balances associated with the Company’s largest customers were $2,109,000 for two customers at May 31, 2015 and $3,122,000 for three customers at May 31, 2014. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

Dependence on Reputation

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

Competitive Market for Technical Personnel

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

Vendor Management Companies

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and these companies now comprise in excess of 45% of the Company’s revenue. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business. It also reduces the Company’s profit margins.

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

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse effect on the Company’s results of operations. As a result of the broad based economic downturn, the Company experienced a decrease in the number of consultants on billing with customers, only recently returning to the early 2008 numbers of consultants on billing with customers. While customers’ IT spending during the 2015 fiscal year appears to have increased, any improvements have been slow and uncertain, with a decrease in profitability on placements, particularly those with financial services customers. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in increasing its penetration with existing customers or expanding its customer base. There is no assurance that the Company will achieve growth in its revenue.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employer’s portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms and the imposition of penalties for failure to provide health insurance to employees under the Affordable Care Act which went into effect January 1, 2015. Additionally, the New York City Council has approved a measure which went into effect in April 2014 requiring the Company to provide five paid sick days per year. Several municipalities, such as Newark and Jersey City, New Jersey, have enacted similar statutes. The Company has not been able to sufficiently increase the fees charged to its customers to cover these mandated cost increases.

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

Fluctuations in Quarterly Operating Results

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

Voting Power of Major Stockholder

Joseph F. Hughes and members of his family own Common Stock, representing approximately 46.9% of the Company’s voting power as of June 30, 2015. As such, Joseph F. Hughes has significant voting power on all matters submitted to a vote of the Company’s common stockholders.

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

Among the factors that could affect the Company’s stock price are:

●	limited float and a low average daily trading volume;
●	industry trends and the performance of the Company’s customers;
●	fluctuations in the Company’s results of operations;
●	litigation; and
●	general market conditions.

The stock market has, and may in the future, experience extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2015, with annual rentals of approximately $73,000. Negotiations for a five year extension are in process. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires July, 2017) and Edison, New Jersey (lease expires February, 2019), with aggregate monthly rentals of approximately $23,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings

There are no material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock now trade on the NASDAQ Capital Market under the symbol TSRI. Previously, until December 2009, the shares traded on the NASDAQ Global Market. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2015 and 2014:

	JUNE 1, 2014 – MAY 31, 2015
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$3.88	$3.59	$4.84	$5.50
Low Sales Price	2.90	3.05	3.34	3.66

	JUNE 1, 2013 – MAY 31, 2014
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$3.20	$3.78	$3.84	$3.65
Low Sales Price	2.90	3.10	2.98	2.99

There were 82 holders of record of the Company’s Common Stock as of June 30, 2015. Additionally, the Company estimates that there were approximately 1,000 beneficial holders as of that date. There were no dividends declared or paid by the Company with respect to its shares of Common Stock during the last two fiscal years. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There are no securities authorized for issuance under any equity compensation plans.

Item 6. Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2015	May 31, 2014	May 31, 2013	May 31, 2012	May 31, 2011

Revenue, Net	$57,403	$49,530	$44,914	$45,215	$39,342

Income (Loss) From Operations	432	25	(716)	(2)	482

Net Income (Loss) Attributable to TSR, Inc.	193	(86)	(520)	(62)	197

Basic Net Income (Loss) Per TSR, Inc. Common Share	0.10	(0.04)	(0.26)	(0.03)	0.10

Working Capital	8,986	8,706	8,717	12,402	12,388

Total Assets	14,051	13,563	13,619	17,165	17,141

Total TSR, Inc. Equity	9,033	8,840	8,926	12,498	12,713

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	4.60	4.51	4.55	6.30	6.30

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$0.00	$1.50	$0.00	$0.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations. There can be no assurance that historical trends in operating results will continue in the future:

	Year Ended May 31,
	(Dollar Amounts in Thousands)
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$57,403	100.0%	$49,530	100.0%
Cost of Sales	48,088	83.8	41,252	83.3
Gross Profit	9,315	16.2	8,278	16.7
Selling, General and Administrative Expenses	8,883	15.5	8,253	16.7
Income from Operations	432	0.7	25	0.0
Other Income, Net	12	0.1	9	0.0
Income Before Income Taxes	444	0.8	34	0.0
Provision for Income Taxes	152	0.3	17	0.0
Consolidated Net Income	292	0.5	17	0.0
Net Income Attributable to Noncontrollong Interest	99	0.2	103	0.2
Net Income (Loss) Attributable to TSR, Inc.	$193	0.3%	$(86)	(0.2)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2015 increased $7,873,000 or 15.9% from fiscal 2014. The average number of consultants on billing with customers increased from approximately 308 for the fiscal year ended May 31, 2014 to 346 for the fiscal year ended May 31, 2015.

Cost of Sales

Cost of sales increased by $6,836,000 or 16.6%, in fiscal 2015 from fiscal 2014. Cost of sales as a percentage of revenue increased to 83.8% in fiscal 2015 from 83.3% in fiscal 2014. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with customers as compared with the prior fiscal year. The increase in cost of sales as a percentage of revenue was primarily attributable to new mandated costs arising from the Affordable Care Act (ACA) and paid sick time in various municipalities. The Company has not been able to pass these added costs on to all of its customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $630,000, or 7.6%, to $8,883,000 in fiscal 2015 from $8,253,000 in fiscal 2014. This increase was primarily attributable to an increase in the number of technical recruiters and sales executives and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Additionally, these expenses decreased, as a percentage of revenue, from 16.7% in the fiscal year ended May 31, 2014 to 15.5% in the fiscal year ended May 31, 2015.

Other Income

Fiscal 2015 other income increased by $3,000 from the level realized in 2014 due to an increased amount of unrealized gain from marketable securities.

Income Taxes

The effective income tax rate for fiscal 2015 was 34.2%. The effective income tax rate was 50.2% in fiscal 2014. The rate in fiscal 2014 was higher than expected due to state minimum or alternative taxes and the limited amount of taxable income.

Net Income (Loss) Attributable to TSR

Net income attributable to TSR in fiscal 2015 was $193,000 compared to a loss of $86,000 in fiscal 2014. This improvement was primarily due to the increase in revenue due to a higher average number of consultants on billing with customers. The addition of sales executives and recruiters hired in the last two years has started to contribute new revenue. We expect that our net income will continue to be affected, with only gradual improvement until such time as the additional technical recruiters and sales executives begin to generate a sufficient increase in revenue.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that its available cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2015, the Company had working capital (total current assets in excess of total current liabilities) of $8,986,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,941,000 as compared to working capital of $8,706,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,357,000 at May 31, 2014.

Net cash flow of $714,000 was provided by operations during fiscal 2015 as compared to $524,000 of net cash flow provided by operations in fiscal 2014. The cash provided by operations for fiscal 2015 primarily resulted from consolidated net income of $292,000 and an increase in accounts payable and accrued expenses of $362,000. The cash provided by operations for fiscal 2014 of $524,000 primarily resulted from a decrease in accounts receivable of $356,000 in addition to a decrease in prepaid and recoverable income taxes of $176,000.

Net cash provided by investing activities amounted to $224,000 for fiscal 2015, compared to $463,000 in net cash provided by investing activities in fiscal 2014. The net cash from investing activities for both fiscal 2015 and 2014 primarily resulted from maturing certificates of deposit, a portion of which were not rolled over.

Net cash used in financing activities of $109,000 and $26,000 during the fiscal years ended May 31, 2015 and 2014 resulted from distributions to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions, LLC.

The Company’s capital resource commitments at May 31, 2015 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2015.

Impact of New Accounting Standards

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

Valuation of Marketable Securities

The Company classifies its marketable securities at acquisition as either (i) held-to-maturity, (ii) trading or (iii) available-for-sale. Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to 12 months), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates fair value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market price, which is Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TSR, Inc.

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for the years then ended. TSR, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and Subsidiaries as of May 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

July 30, 2015

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2015 and 2014

ASSETS

	2015	2014
Current Assets:

Cash and cash equivalents	$3,669,790	$2,841,967
Certificates of deposit and marketable securities	1,271,568	1,514,856
Accounts receivable:
Trade, net of allowance for doubtful accounts of $193,000 in 2015 and 2014	8,754,784	8,790,338
Other	2,458	9,330
	8,757,242	8,799,668

Prepaid expenses	116,096	74,188
Prepaid and recoverable income taxes	-	32,159
Deferred income taxes	120,000	86,000
Total Current Assets	13,934,696	13,348,838

Equipment and leasehold improvements, at cost:
Equipment	102,833	88,747
Furniture and fixtures	111,107	111,107
Automobiles	19,665	19,665
Leasehold improvements	60,058	60,058
	293,663	279,577

Less accumulated depreciation and amortization.	254,732	245,482
	38,931	34,095

Other assets	49,653	49,653
Deferred income taxes	28,000	130,000
Total Assets	$14,051,280	$13,562,586

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2015 and 2014

LIABILITIES AND EQUITY

	2015	2014
Current Liabilities:

Accounts and other payables	$1,129,105	$929,404
Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,237,628	2,124,671
Other	146,214	96,487
	2,383,842	2,221,158

Income taxes payable	3,877	-
Advances from customers	1,431,522	1,491,946
Total Liabilities	4,948,346	4,642,508

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,412,658	17,219,947
	22,546,668	22,353,957
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,032,665	8,839,954
Noncontrolling Interest	70,269	80,124
Total Equity	9,102,934	8,920,078
Total Liabilities and Equity	$14,051,280	$13,562,586

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2015 and 2014

	2015	2014

Revenue, net	$57,402,896	$49,529,867
Cost of sales.	48,087,428	41,251,638
Selling, general and administrative expenses	8,883,003	8,253,061
	56,970,431	49,504,699
Income from operations	432,465	25,168

Other income:
Interest and dividend income	6,114	6,288
Unrealized gain from marketable securities, net	5,712	2,432
	11,826	8,720

Income before income taxes	444,291	33,888

Provision for income taxes	152,000	17,000
Consolidated net income	292,291	16,888
Less: Net income attributable to noncontrolling interest	99,580	102,824
Net income (loss) attributable to TSR, Inc.	$192,711	$(85,936)

Net income (loss) per TSR, Inc. common share	$0.10	$(0.04)
Weighted average number of common shares outstanding	1,962,062	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2015 and 2014

	Shares of common stock	Common Stock	Additional paid-in capital	Retained Earnings	Treasury Stock	TSR, Inc. Equity	Non- controlling Interest	Total Equity
Balance at June 1, 2013	3,114,163	$31,142	$5,102,868	$17,305,883	$(13,514,003)	$8,925,890	$3,447	$8,929,337

Net income attributable to noncontrolling interest	-	-	-	-	-	-	102,824	102,824

Distribution to noncontrolling interest	-	-	-	-	-	-	(26,147)	(26,147)

Net loss attributable to TSR, Inc.	-	-	-	(85,936)	-	(85,936)	-	(85,936)

Balance at May 31, 2014	3,114,163	31,142	5,102,868	17,219,947	(13,514,003)	8,839,954	80,124	8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	99,580	99,580

Distribution to noncontrolling interest	-	-	-	-	-	-	(109,435)	(109,435)

Net income attributable to TSR, Inc.	-	-	-	192,711	-	192,711	-	192,711

Balance at May 31, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Consolidated net income	$292,291	$16,888
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	20,428	15,723
Unrealized gain from marketable securities, net	(5,712)	(2,432)
Deferred income taxes	68,000	16,000

Changes in operating assets and liabilities:
Accounts receivable-trade	35,554	355,945
Other receivables	6,872	(4,314)
Prepaid expenses	(41,908)	(3,262)
Prepaid and recoverable income taxes	32,159	176,420
Accounts and other payables and accrued expenses and other current liabilities	362,385	(90,672)
Income taxes payable	3,877	-
Advances from customers	(60,424)	43,691

Net cash provided by operating activities	713,522	523,987
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,487,000	2,983,000
Purchases of marketable securities	(2,238,000)	(2,487,000)
Purchases of equipment and leasehold improvements	(25,264)	(33,034)
Net cash provided by investing activities	223,736	462,966
Cash flows from financing activities:
Distributions to noncontrolling interest	(109,435)	(26,147)

Net cash used in financing activities	(109,435)	(26,147)
Net increase in cash and cash equivalents	827,823	960,806

Cash and cash equivalents at beginning of year	2,841,967	1,881,161
Cash and cash equivalents at end of year	$3,669,790	$2,841,967
Supplemental disclosures of cash flow data:
Income taxes paid	$49,000	$27,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015 and 2014

(1)	Summary of Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2015, two customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 34.9%. The largest of these constituted 19.2% of consolidated revenue. In fiscal 2014, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 42.5%. The largest of these constituted 16.6% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $2,109,000 for two customers at May 31, 2015 and $3,122,000 for three customers at May 31, 2014. The Company operates in one business segment, computer programming services.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2015 and 2014:

	2015	2014
Cash in banks	$2,851,802	$2,279,148
Money market funds	817,988	562,819
	$3,669,790	$2,841,967

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2015 and 2014

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2015 and 2014 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2015	Level 1	Level 2	Level 3	Total

Certificates of deposit	$-	$1,244,000	$-	$1,244,000
Equity securities	27,568	-	-	27,568
	$27,568	$1,244,000	$-	$1,271,568

May 31, 2014	Level 1	Level 2	Level 3	Total

Certificates of deposit	$-	$1,493,000	$-	$1,493,000
Equity securities	21,856	-	-	21,856
	$21,856	$1,493,000	$-	$1,514,856

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2015 and 2014

Based upon the Company’s intent and ability to hold its certificates of deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at May 31, 2015 and 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
2015: Certificates of deposit	$1,244,000	$-	$-	$1,244,000
Equity securities	16,866	10,702	-	27,568
	$1,260,866	$10,702	$-	$1,271,568

Current
2014: Certificates of deposit	$1,493,000	$-	$-	$1,493,000
Equity securities	16,866	4,990	-	21,856
	$1,509,866	$4,990	$-	$1,514,856

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

May 31, 2015 and 2014

(h)	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2015 or 2014.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed Federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. The Company’s accounts receivable represent approximately 53 accounts with open balances of which, the two largest customers, as a percentage of revenue, consisted of 24.1% of the net accounts receivable balance at May 31, 2015.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2015 and 2014

(2)	Income Taxes

A reconciliation of the provision for income taxes computed at the Federal statutory rates for fiscal 2015 and 2014 to the reported amounts is as follows:

	2015 Amount	%	2014 Amount	%
Amounts at statutory Federal tax rate	$151,000	34.0%	$11,500	34.0%
Noncontrolling interest	(34,000)	(7.6)	(35,000)	(103.3)
State and local taxes, net of Federal income tax effect	13,000	2.9	22,000	64.9
Non-deductible expenses and other	22,000	4.9	18,500	54.6
	$152,000	34.2%	$17,000	50.2%

The components of the provision for income taxes are as follows:

	Federal	State	Total
2015: Current	$32,000	$52,000	$84,000
Deferred	100,000	(32,000)	68,000
	$132,000	$20,000	$152,000
2014: Current	$(29,000)	$30,000	$1,000
Deferred	13,000	3,000	16,000
	$(16,000)	$33,000	$17,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2015 and 2014 are as follows:

	2015	2014
Allowance for doubtful accounts receivable	$86,000	$86,000
Accrued compensation and other accrued expenses	34,000	-
Net operating loss carryforward	25,000	103,000
Equipment and leasehold improvement depreciation and amortization	1,000	11,000
Acquired client relationships	5,000	16,000
Unrealized gain	(3,000)	-
Total deferred income tax assets	$148,000	$216,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2015 and 2014

The Company has no unrecognized tax benefits at May 31, 2015 and 2014. The Company’s Federal and state income tax returns prior to fiscal year 2012 are closed.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

(3)	Commitments and Contingencies

A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2015 follows:

Fiscal Year	Amount
2016	$324,000
2017	284,000
2018	167,000
2019	107,000
2020	-
Total	$882,000

Total rent expenses under all lease agreements amounted to $390,000 and $322,000 in fiscal 2015 and 2014, respectively.

The Company has entered into employment agreements with two of its officers expiring through 2020. The total remaining payments under these agreements is $1,775,000 at May 31, 2015.

From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(4)	Stockholders’ Equity

During the years ended May 31, 2015 and 2014, the Company did not purchase any of its common stock on the open market under the previously announced plan. As of May 31, 2015, 56,318 shares remain available for purchase under the plan.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2015.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2015 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2015 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements as indicated in the index set forth on page 17.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits as listed in Exhibit Index on page 21.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Christopher Hughes
Christopher Hughes, Acting Chairman, Chief Executive Officer, President and Treasurer

Dated:	July 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Christopher Hughes
Christopher Hughes, Acting Chairman, Chief Executive Officer, President and Treasurer

/s/ John G. Sharkey
John G. Sharkey, Vice President, Finance, Controller and Secretary

/s/ James J. Hill
James J. Hill, Director

/s/ Robert A. Esernio
Robert A. Esernio, Director

/s/ Raymond A. Roel
Raymond A. Roel, Director

Dated:	July 30, 2015

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2015

Exhibit Number	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on April 9, 2015.

10.1	Employment Agreement between TSR, Inc. and Christopher Hughes dated as of March 1, 2012. Incorporated by reference to the Form 8-K filed by the Company on April 13, 2012.

10.2	Employment Agreement dated as of June 1, 2015 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on April 27, 2015.

21	List of Subsidiaries

31.1	Certification by Christopher Hughes Pursuant to Securities Exchange Act Rule 13a-15(e)

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-15(e)

32.1	Certification of Christopher Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.