Form 10-Q
period 2015-08-31
TSR INC
filed 2015-10-09
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2015

☐  Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to ________

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

As of September 30, 2015, there were 1,962,062 shares of common stock, par value $.01 per share, outstanding.

TSR, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2015	May 31, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,585,438	$3,669,790
Certificates of deposit and marketable securities	1,266,832	1,271,568
Accounts receivable, net of allowance for doubtful accounts of $193,000	9,205,610	8,754,784
Other receivables	4,962	2,458
Prepaid expenses	105,916	116,096
Deferred income taxes	120,000	120,000
Total Current Assets	14,288,758	13,934,696

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $260,271 and $254,732	39,214	38,931
Other assets	49,653	49,653
Deferred income taxes	23,000	28,000
Total Assets	$14,400,625	$14,051,280
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$970,535	$1,129,105
Accrued expenses and other current liabilities	2,713,197	2,383,842
Income taxes payable	114,377	3,877
Advances from customers	1,354,515	1,431,522

Total Liabilities	5,152,624	4,948,346

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,546,406	17,412,658
	22,680,416	22,546,668
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,166,413	9,032,665
Noncontrolling Interest	81,588	70,269
Total Equity	9,248,001	9,102,934
Total Liabilities and Equity	$14,400,625	$14,051,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended August 31, 2015 and 2014

(UNAUDITED)

	Three Months Ended August 31,
	2015	2014

Revenue, net	$15,234,788	$13,685,813

Cost of sales	12,715,192	11,386,634
Selling, general and administrative expenses	2,231,622	2,226,412
	14,946,814	13,613,046
Income from operations	287,974	72,767

Other income (expense):
Interest and dividend income	1,829	1,654
Unrealized gain (loss) on marketable securities, net	(4,736)	6,080
Income before income taxes	285,067	80,501
Provision for income taxes	140,000	34,000
Consolidated net income	145,067	46,501
Less: Net income attributable to noncontrolling interest	(11,319)	(21,909)
Net income attributable to TSR, Inc	$133,748	$24,592
Net income per TSR, Inc. common share	$0.07	$0.01
Weighted average number of common shares outstanding	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months Ended August 31, 2015 and 2014

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling Interest	Total equity
Balance at May 31, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	21,909	21,909
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,897)	(1,897)

Net income attributable to TSR, Inc.	-	-	-	24,592	-	24,592	-	24,592
Balance at August 31, 2014	3,114,163	$31,142	$5,102,868	$17,244,539	$(13,514,003)	$8,864,546	$100,136	$8,964,682

Balance at May 31, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	11,319	11,319
Distribution to noncontrolling interest	-	-	-	-	-	-	-	-

Net income attributable to TSR, Inc.	-	-	-	133,748	-	133,748	-	133,748
Balance at August 31, 2015	3,114,163	$31,142	$5,102,868	$17,546,406	$(13,514,003)	$9,166,413	$81,588	$9,248,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2015 and 2014

(UNAUDITED)

	Three Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$145,067	$46,501
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,539	4,809
Unrealized (gain) loss from marketable securities, net	4,736	(6,080)
Deferred income taxes	5,000	24,000

Changes in operating assets and liabilities:
Accounts receivable	(450,826)	961,317
Other receivables	(2,504)	2,825
Prepaid expenses	10,180	36,508
Prepaid and recoverable income taxes	-	(6,198)
Accounts and other payables and accrued expenses and other current liabilities	170,785	327,591
Income taxes payable	110,500	-
Advances from customers	(77,007)	(15,289)

Net cash provided by (used in) operating activities	(78,530)	1,375,984
Cash flows from investing activities:
Proceeds from maturities of marketable securities	498,000	747,000
Purchases of marketable securities	(498,000)	(745,000)
Purchases of equipment and leasehold improvements	(5,822)	(7,341)
Net cash used in investing activities	(5,822)	(5,341)
Cash flows from financing activities:
Distributions to noncontrolling interest	-	(1,897)

Net cash used in financing activities	-	(1,897)
Net increase (decrease) in cash and cash equivalents	(84,352)	1,368,746
Cash and cash equivalents at beginning of period	3,669,790	2,841,967
Cash and cash equivalents at end of period	$3,585,438	$4,210,713

Supplemental disclosures of cash flow data:
Income taxes paid	$25,000	$16,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The following condensed balance sheet as of May 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2016. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2015 and May 31, 2015:

	August 31, 2015	May 31, 2015
Cash in banks	$2,766,167	$2,851,802
Money market funds	819,271	817,988
	$3,585,438	$3,669,790

4.	Revenue Recognition

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

August 31, 2015

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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2015 and May 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,244,000	$-	$1,244,000
Equity Securities	22,832	-	-	22,832
	$22,832	$1,244,000	$-	$1,266,832

May 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,244,000	$-	$1,244,000
Equity Securities	27,568	-	-	27,568
	$27,568	$1,244,000	$-	$1,271,568

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2015

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at August 31, 2015 and May 31, 2015 are summarized as follows:

August 31, 2015 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,244,000	$-	$-	$1,244,000
Equity Securities	16,866	5,966	-	22,832
	$1,260,866	$5,966	$-	$1,266,832

May 31, 2015 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,244,000	$-	$-	$1,244,000
Equity Securities	16,866	10,702	-	27,568
	$1,260,866	$10,702	$-	$1,271,568

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

ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the condensed consolidated financial statements approximate fair value because of the short-term maturities of these instruments.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2015

(Unaudited)

7.	Stockholders’ Equity

During the three months ended August 31, 2015 and 2014, the Company did not purchase any shares of its common stock. As of September 30, 2015, 56,318 shares remain available for purchase under the previously announced plan.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

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

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the success of the Company’s plan for internal growth; the impact of adverse economic conditions on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process, the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2015 compared with three months ended August 31, 2014

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2015		August 31, 2014
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,235	100.0%	$13,686	100.0%
Cost of sales	12,715	83.5%	11,387	83.2%
Gross profit	2,520	16.5%	2,299	16.8%
Selling, general and administrative expenses	2,232	14.6%	2,226	16.3%
Income from operations	288	1.9%	73	0.5%
Other income (expense), net	(3)	0.0%	8	0.1%
Income before income taxes	285	1.9%	81	0.6%
Provision for income taxes	140	0.9%	34	0.2%
Consolidated net income	145	1.0%	47	0.4%
Net income attributable to noncontrolling interest	11	0.1%	22	0.2%
Net income attributable to TSR, Inc.	$134	0.9%	$25	0.2%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2015 increased $1,549,000 or 11.3% from the prior year quarter. This increase in revenue resulted from the average number of consultants on billing with customers increasing from approximately 331 for the quarter ended August 31, 2014 to 345 for the quarter ended August 31, 2015. Additionally, the average daily rates charged for the consultants on billing with customers increased approximately 7.4% in the current quarter compared with the prior year quarter. This rate increase is primarily a result of placing more consultants in higher level positions.

Cost of Sales

Cost of sales for the quarter ended August 31, 2015, increased $1,328,000 or 11.7% to $12,715,000 from $11,387,000 in the prior year period. The increase in cost of sales resulted primarily from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 83.2% in the quarter ended August 31, 2014 to 83.5% in the quarter ended August 31, 2015. The increase in cost of sales as a percentage of revenue was primarily attributable to increased reliance on employees, with their related payroll costs, rather than utilizing subcontractors to provide services to customers. Reliance on employees rather than subcontractors is a function of changing customer requirements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $6,000 or 0.3% from $2,226,000 in the quarter ended August 31, 2014 to $2,232,000 in the quarter ended August 31, 2015. The rate of increase in these expenses slowed as the Company absorbed the sales executives and recruiters hired in the previous fiscal years. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.3% in the quarter ended August 31, 2014 to 14.6% in the quarter ended August 31, 2015 as a result of the additional technical recruiters and sales executives beginning to contribute additional revenue.

Other Income

Other income for the quarter ended August 31, 2015 resulted primarily from a mark to market loss of $5,000 on the Company’s equity securities and interest and dividend income of $2,000. Other income for the quarter ended August 31, 2014 resulted primarily from a mark to market gain of $6,000 on the Company’s equity securities and interest and dividend income of $2,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2015 and 2014 reflect the Company’s estimated effective tax rate for the years ending May 31, 2016 and 2015, respectively. These rates were 49.1% for the quarter ended August 31, 2015 and 42.0% for the quarter ended August 31, 2014.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $109,000 from $25,000 in the quarter ended August 31, 2014 to $134,000 in the quarter ended August 31, 2015. This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue. Gradual improvement is expected to continue as the Company’s plan for internal growth begins to generate a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2015, the Company had working capital (total current assets in excess of total current liabilities) of $9,136,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,852,000 as compared to working capital of $8,986,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,941,000 at May 31, 2015.

For the three months ended August 31, 2015, net cash used in operating activities was $79,000 compared to net cash provided by operating activities of $1,376,000 for the three months ended August 31, 2014. The cash used in operating activities in the three months ended August 31, 2015 resulted primarily from an increase in accounts receivable of $451,000, offset by consolidated net income of $145,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $171,000. The increase in accounts receivable is attributable to the fact that a monthly payment from a large customer was received immediately after the end of the quarter. The increase in accounts and other payables and accrued expenses and other liabilities is attributable to an increase in accrued consultant payroll. The cash provided by operating activities in the three months ended August 31, 2014 resulted primarily from a decrease in accounts receivable of $961,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $328,000. The decrease in accounts receivable is attributable to a major client instituting a prompt payment discount, resulting in only one month of invoicing outstanding at quarter end instead of the usual three months which were outstanding at year end. The increase in accounts and other payable and accrued expenses and other current liabilities is attributable to an increase in accounts payable resulting from temporary staffing shortages in the accounting department.

Net cash used in investing activities of $6,000 for the three months ended August 31, 2015 resulted primarily from the purchase of fixed assets. Net cash used in investing activities of $5,000 for the three months ended August 31, 2014 resulted primarily from the purchase of fixed assets.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $2,000 in the three months ended August 31, 2014. There were no such transactions in the three months ended August 31, 2015.

The Company’s capital resource commitments at August 31, 2015 consisted of lease obligations on its branch and corporate facilities. The Company intends to satisfy these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2015 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of August 31, 2015.

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

Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: October 9, 2015	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date: October 9, 2015	/s/ John G. Sharkey
John G. Sharkey, Vice President-Finance and Principal Accounting Officer