Form 10-Q
period 2015-11-30
TSR INC
filed 2016-01-12
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 31, 2015, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information
Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2015	May 31, 2015
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,680,227	$3,669,790
Certificates of deposit and marketable securities	1,557,816	1,271,568
Accounts receivable, net of allowance for doubtful accounts of $193,000	7,585,270	8,754,784
Other receivables	8,031	2,458
Prepaid expenses	165,099	116,096
Deferred income taxes	120,000	120,000
Total Current Assets	14,116,443	13,934,696

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $265,859 and $254,732	35,413	38,931
Other assets	49,653	49,653
Deferred income taxes	13,000	28,000
Total Assets	$14,214,509	$14,051,280

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$898,020	$1,129,105
Accrued expenses and other current liabilities	2,516,871	2,383,842
Income taxes payable	57,877	3,877
Advances from customers	1,367,714	1,431,522
Total Liabilities	4,840,482	4,948,346

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,666,471	17,412,658
	22,800,481	22,546,668
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,286,478	9,032,665
Noncontrolling Interest	87,549	70,269
Total Equity	9,374,027	9,102,934
Total Liabilities and Equity	$14,214,509	$14,051,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended November 30, 2015 and 2014

(UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
Revenue, net	$15,185,006	$14,533,801	$30,419,794	$28,219,614

Cost of sales	12,679,391	12,079,456	25,394,583	23,466,090
Selling, general and administrative expenses	2,241,693	2,179,677	4,473,315	4,406,089
	14,921,084	14,259,133	29,867,898	27,872,179
Income from operations	263,922	274,668	551,896	347,435

Other income:
Interest and dividend income	1,920	1,237	3,749	2,891
Unrealized gain on marketable securities, net	4,984	1,864	248	7,944

Income before income taxes	270,826	277,769	555,893	358,270
Provision for income taxes	137,000	110,000	277,000	144,000
Consolidated net income	133,826	167,769	278,893	214,270
Less: net income attributable to noncontrolling interest	(13,761)	(26,786)	(25,080)	(48,695)
Net income attributable to TSR, Inc.	$120,065	$140,983	$253,813	$165,575
Net income per TSR, Inc. common share	$0.06	$0.07	$0.13	$0.08
Weighted average number common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Six Months Ended November 30, 2015 and 2014

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	48,695	48,695
Distribution to noncontrolling interest	-	-	-	-	-	-	(3,794)	(3,794)

Net income attributable to TSR, Inc.	-	-	-	165,575	-	165,575	-	165,575
Balance at November 30, 2014	3,114,163	$31,142	$5,102,868	$17,385,522	$(13,514,003)	$9,005,529	$125,025	$9,130,554

Balance at May 31, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	25,080	25,080
Distribution to noncontrolling interest	-	-	-	-	-	-	(7,800)	(7,800)

Net income attributable to TSR, Inc.	-	-	-	253,813	-	253,813	-	253,813
Balance at November 30, 2015	3,114,163	$31,142	$5,102,868	$17,666,471	$(13,514,003)	$9,286,478	$87,549	$9,374,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2015 and 2014

(UNAUDITED)

	Six Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$278,893	$214,270
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	11,127	9,485
Unrealized gain on marketable securities, net	(248)	(7,944)
Deferred income taxes	15,000	121,000

Changes in operating assets and liabilities:
Accounts receivable	1,169,514	282,927
Other receivables	(5,573)	7,656
Prepaid expenses	(49,003)	(68,690)
Prepaid and recoverable income taxes	-	802
Accounts and other payables and accrued expenses and other current liabilities	(98,056)	223,644
Income taxes payable	54,000	-
Advances from customers	(63,808)	(101,559)
Net cash provided by operating activities	1,311,846	681,591
Cash flows from investing activities:
Proceeds from maturities of marketable securities	996,000	1,493,000
Purchases of marketable securities	(1,282,000)	(994,000)
Purchases of equipment and leasehold improvements	(7,609)	(9,337)
Net cash provided by (used in) investing activities	(293,609)	489,663
Cash flows from financing activities:
Distribution to noncontrolling interest	(7,800)	(3,794)
Net cash used in financing activities	(7,800)	(3,794)
Net increase in cash and cash equivalents	1,010,437	1,167,460
Cash and cash equivalents at beginning of period	3,669,790	2,841,967
Cash and cash equivalents at end of period	$4,680,227	$4,009,427

Supplemental disclosures of cash flow data:
Income taxes paid	$208,000	$22,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2015 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2016. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2015 and May 31, 2015:

	November 30, 2015	May 31, 2015
Cash in banks	$4,145,310	$2,851,802
Money market funds	534,917	817,988
	$4,680,227	$3,669,790

4.	Revenue Recognition

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

November 30, 2015

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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2015 and May 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2015	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,530,000	$-	$1,530,000
Equity Securities	27,816	-	-	27,816
	$27,816	$1,530,000	$-	$1,557,816

May 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,244,000	$-	$1,244,000
Equity Securities	27,568	-	-	27,568
	$27,568	$1,244,000	$-	$1,271,568

 Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at November 30, 2015 and May 31, 2015 are summarized as follows:

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

November 30, 2015 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,530,000	$-	$-	$1,530,000
Equity Securities	16,866	10,950	-	27,816
	$1,546,866	$10,950	$-	$ 1 ,557,816

May 31, 2015 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,244,000	$-	$-	$1,244,000
Equity Securities	16,866	10,702	-	27,568
	$1,260,866	$10,702	$-	$1,271,568

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

7.	Equity

During the six months ended November 30, 2015 and 2014, the Company did not purchase any shares of its common stock. As of December 31, 2015, 56,318 shares remain available for purchase under the previously announced plan.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company fiscal year ending May 31, 2018. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2015 compared with three months ended November 30, 2014

	(Dollar amounts in thousands) Three Months Ended
	November 30,		November 30,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,185	100.0%	$14,534	100.0%
Cost of sales	12,679	83.5%	12,079	83.1%
Gross profit	2,506	16.5%	2,455	16.9%
Selling, general and administrative expenses	2,242	14.8%	2,180	15.0%
Income from operations	264	1.7%	275	1.9%
Other income, net	7	0.1%	3	0.0%
Income before income taxes	271	1.8%	278	1.9%
Provision for income taxes	137	0.9%	110	0.7%
Consolidated net income	134	0.9%	168	1.2%
Net income attributable to noncontrolling interest	14	0.1%	27	0.2%

Net income attributable to TSR, Inc.	$120	0.8%	$141	1.0%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2015 increased $651,000 or 4.5% from the prior year quarter. This increase in revenue resulted primarily from the average daily rates charged for the consultants on billing with customers increasing approximately 8.2% in the current quarter compared with the prior year quarter. This rate increase is primarily the result of placing more consultants in higher level positions. This increase in revenue resulted despite the average number of consultants on billing with customers decreasing slightly from 354 for the quarter ended November 30, 2014 to 350 for the quarter ended November 30, 2015.

Cost of Sales

Cost of sales for the quarter ended November 30, 2015, increased $600,000 or 5.0% to $12,679,000 from $12,079,000 in the prior year period. The increase in cost of sales resulted primarily from the average daily rates paid to the consultants on billing with customers increasing approximately 7.6% in the current quarter compared with the prior year quarter. Cost of sales as a percentage of revenue increased from 83.1% in the quarter ended November 30, 2014 to 83.5% in the quarter ending November 30, 2015. The increase in cost of sales as a percentage of revenue was primarily attributable to increased reliance on employees, with their related payroll costs, rather than utilizing subcontractors to provide services to customers. Reliance on employees rather than subcontractors is a function of changing customer requirements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $62,000 or 2.8% from $2,180,000 in the quarter ended November 30, 2014 to $2,242,000 in the quarter ended November 30, 2015. The rate of increase in these expenses slowed as the Company absorbed the sales executives and recruiters hired in the previous fiscal years. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.0% in the quarter ended November 30, 2014 to 14.8% in the quarter ended November 30, 2015 as a result of the additional technical recruiters and sales executives contributing additional revenue.

Other Income

Other income for the quarter ended November 30, 2015 resulted primarily from a mark-to-market gain of $5,000 on the Company’s equity securities and interest and dividend income of $2,000. For the quarter ended November 30, 2014, interest and dividend income was $1,000 and the mark-to-market gain was $2,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended November 30, 2015 and 2014 reflect the Company’s estimated effective tax rate for the years ending May 31, 2016 and 2015, respectively. These rates were 50.6% for the quarter ended November 30, 2015 and 39.6% for the quarter ended November 30, 2014. The effective rate for the quarter ended November 30, 2015 increased due to increased non-deductible expenses and additional state taxes.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. decreased $21,000 from $141,000 in the quarter ended November 30, 2014 to net income of $120,000 in the quarter ended November 30, 2015. This decrease was primarily attributable to the increase in costs of sales as a percentage of revenue outpacing the increase in revenue.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2015 compared with six months ended November 30, 2014

	(Dollar amounts in thousands) Six Months Ended
	November 30,		November 30,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$30,420	100.0%	$28,220	100.0%
Cost of sales	25,395	83.5%	23,466	83.2%
Gross profit	5,025	16.5%	4,754	16.8%

Selling, general and administrative expenses	4,473	14.7%	4,406	15.6%
Income from operations	552	1.8%	348	1.2%
Other income, net	4	0.0%	11	0.1%
Income before income taxes	556	1.8%	359	1.3%
Provision for income taxes	277	0.9%	144	0.5%
Consolidated net income	279	0.9%	215	0.8%
Net income attributable to noncontrolling interest	25	0.1%	49	0.2%

Net income attributable to TSR, Inc.	$254	0.8%	$166	0.6%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2015 increased $2,200,000 or 7.8% from the prior year period. This increase in revenue resulted from the average daily rates charged for the consultants on billing with customers increasing approximately 7.1% and an increase in the number of working days in the current six months compared with the prior year period. The rate increase is primarily the result of placing more consultants in higher level positions. The increase in revenue resulted despite the average number of consultants on billing with customers decreasing from 342 for the six months ended November 30, 2014 to 340 for the six months ended November 30, 2015.

Cost of Sales

Cost of sales for the six months ended November 30, 2015, increased $1,929,000 or 8.2% to $25,395,000 from $23,466,000 in the prior year period. The increase in cost of sales resulted primarily from the average daily rates paid to the consultants on billing with customers increasing approximately 6.7%, an increase in payroll related costs and an increase in the number of working days in the current six months compared with the prior year period. Cost of sales as a percentage of revenue increased from 83.2% in the six months ended November 30, 2014 to 83.5% in the six months ended November 30, 2015. The increase in cost of sales as a percentage of revenue was primarily attributable to increased reliance on employees, with their related payroll costs, rather than utilizing subcontractors to provide services to customers. Reliance on employees rather than subcontractors is a function of changing customer requirements.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $67,000 or 1.5% from $4,406,000 in the six months ended November 30, 2014 to $4,473,000 in the six months ended November 30, 2015. The rate of increase in these expenses slowed as the Company absorbed the sales executives and recruiters hired in the previous fiscal years. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.6% in the six months ended November 30, 2014 to 14.7% in the six months ended November 30, 2015 as a result of the additional technical recruiters and sales executives contributing additional revenue.

Other Income

Other income for the six months ended November 30, 2015 resulted primarily from interest and dividend income of $4,000. Other income for the six months ended November 30, 2014 resulted primarily from a mark-to-market gain of $8,000 on the Company’s equity securities and interest and dividend income of $3,000

Income Taxes

The income tax provision included in the Company’s results of operations for the six months ended November 30, 2015 and 2014 reflect the Company’s estimated effective tax rate for the years ending May 31, 2016 and 2015, respectively. These rates were 49.8% for the six months ended November 30, 2015 and 40.1% for the six months ended November 30, 2014. The effective rate for the six months ended November 30, 2015 increased due to increased non-deductible expenses and additional state taxes.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $88,000 from $166,000 in the six months ended November 30, 2014 to net income of $254,000 in the six months ended November 30, 2015. This increase was primarily attributable to the increase in revenue as a result of the additional recruiters and sales executives contributing additional revenue. Gradual improvement is expected provided that the Company’s plan for internal growth generates a sufficient increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents and certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At November 30, 2015, the Company had working capital (total current assets in excess of total current liabilities) of $9,276,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,238,000 as compared to working capital of $8,986,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,941,000 at May 31, 2015.

For the six months ended November 30, 2015, net cash provided by operating activities was $1,312,000 compared to net cash provided by operating activities of $682,000 for the six months ended November 30, 2014. The cash provided by operating activities in the six months ended November 30, 2015 resulted primarily from consolidated net income of $279,000 and a decrease in accounts receivable of $1,170,000 offset by a decrease in accounts and other payables and accrued expenses and other liabilities of $98,000. The cash provided by operating activities in the six months ended November 30, 2014 resulted primarily from consolidated net income of $214,000, a decrease in accounts receivable of $283,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $224,000.

Net cash used in investing activities of $294,000 for the six months ended November 30, 2015 primarily resulted from reinvesting in certificates of deposit. Net cash provided by investing activities of $490,000 for the six months ended November 30, 2014 primarily resulted from not reinvesting maturing certificates of deposit.

In the six months ended November 30, 2015, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $8,000. In the six months ended November 30, 2014, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $4,000.

The Company’s capital resource commitments at November 30, 2015 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, Revenue from Contracts with Customers. This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company in the fiscal year ending May 31, 2018. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2015 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of November 30, 2015.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements. *

* Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date:	January 12, 2016	/s/ J.F. Hughes
J.F. Hughes, Chairman and President

Date:	January 12, 2016	/s/ John G. Sharkey
John G. Sharkey, Vice President Finance and Principal Accounting Officer