Form 10-Q
period 2016-02-29
TSR INC
filed 2016-04-07
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 29, 2016

☐   Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number:    0-8656

TSR, Inc.

Exact name of registrant as specified in its charter)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of March 31, 2016, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information
Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2016	May 31, 2015
	(Unaudited)	(see Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$3,612,630	$3,669,790
Certificates of deposit and marketable securities	1,552,672	1,271,568
Accounts receivable, net of allowance for doubtful accounts of $170,000 and $193,000	8,551,427	8,754,784
Other receivables	9,520	2,458
Prepaid expenses	139,469	116,096
Prepaid and recoverable income taxes	4,562	-
Deferred income taxes	120,000	120,000
Total Current Assets	13,990,280	13,934,696

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $271,651 and $254,732	30,869	38,931
Other assets	49,653	49,653
Deferred income taxes	4,000	28,000
Total Assets	$14,074,802	$14,051,280

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$981,603	$1,129,105
Accrued expenses and other current liabilities	2,524,063	2,383,842
Income taxes payable	-	3,877
Advances from customers	1,283,628	1,431,522
Total Liabilities	4,789,294	4,948,346

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,642,824	17,412,658
	22,776,834	22,546,668
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,262,831	9,032,665
Noncontrolling Interest	22,677	70,269
Total Equity	9,285,508	9,102,934
Total Liabilities and Equity	$14,074,802	$14,051,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended February 29, 2016 and February 28, 2015

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Revenue, net	$15,074,832	$14,213,207	$45,494,626	$42,432,821

Cost of sales	12,770,009	12,081,771	38,164,592	35,547,861
Selling, general and administrative expenses	2,318,607	2,229,241	6,791,922	6,635,330
	15,088,616	14,311,012	44,956,514	42,183,191
Income (loss) from operations	(13,784)	(97,805)	538,112	249,630

Other income (expense):
Interest and dividend income	2,250	1,515	5,999	4,406
Unrealized gain (loss) on marketable securities, net	(4,144)	(3,200)	(3,896)	4,744

Income (loss) before income taxes	(15,678)	(99,490)	540,215	258,780
Provision (benefit) for income taxes	(7,000)	(39,000)	270,000	105,000
Consolidated net income (loss)	(8,678)	(60,490)	270,215	153,780
Less: net income attributable to noncontrolling interest	(14,969)	(24,324)	(40,049)	(73,019)
Net income (loss) attributable to TSR, Inc.	$(23,647)	$(84,814)	$230,166	$80,761
Net income (loss) per TSR, Inc. common share	$(0.01)	$(0.04)	$0.12	$0.04
Weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Nine Months Ended February 29, 2016 and February 28, 2015

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	73,019	73,019

Distribution to noncontrolling interest	-	-	-	-	-	-	(100,491)	(100,491)

Net income attributable to TSR, Inc.	-	-	-	80,761	-	80,761	-	80,761

Balance at February 28, 2015	3,114,163	$31,142	$5,102,868	$17,300,708	$(13,514,003)	$8,920,715	$52,652	$8,973,367

Balance at May 31, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	40,049	40,049

Distribution to noncontrolling interest	-	-	-	-	-	-	(87,641)	(87,641)

Net income attributable to TSR, Inc.	-	-	-	230,166	-	230,166	-	230,166

Balance at February 29, 2016	3,114,163	$31,142	$5,102,868	$17,642,824	$(13,514,003)	$9,262,831	$22,677	$9,285,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 29, 2016 and February 28, 2015

(UNAUDITED)

	Nine Months Ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$270,215	$153,780
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,919	13,225
Unrealized loss (gain) on marketable securities, net	3,896	(4,744)
Deferred income taxes	24,000	62,000

Changes in operating assets and liabilities:
Accounts receivable	203,357	(567,252)
Other receivables	(7,062)	6,235
Prepaid expenses	(23,373)	(67,099)
Prepaid and recoverable income taxes	(4,562)	10,536
Accounts and other payables and accrued expenses and other current liabilities	(7,281)	154,066
Income taxes payable	(3,877)	-
Advances from customers	(147,894)	(48,061)

Net cash provided by (used in) operating activities	324,338	(287,314)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,493,000	2,238,000
Purchases of marketable securities	(1,778,000)	(2,238,000)
Purchases of equipment and leasehold improvements	(8,857)	(13,839)
Net cash used in investing activities	(293,857)	(13,839)
Cash flows from financing activities:
Distribution to noncontrolling interest	(87,641)	(100,491)

Net cash used in financing activities	(87,641)	(100,491)
Net decrease in cash and cash equivalents	(57,160)	(401,644)
Cash and cash equivalents at beginning of period	3,669,790	2,841,967
Cash and cash equivalents at end of period	$3,612,630	$2,440,323

Supplemental disclosures of cash flow data:
Income taxes paid	$254,000	$33,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2015, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 29, 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2016. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 29, 2016 and May 31, 2015:

	February 29, 2016	May 31, 2015
Cash in banks	$3,074,837	$2,851,802
Money market funds	537,793	817,988
	$3,612,630	$3,669,790

4.	Revenue Recognition

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

February 29, 2016

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

The following are the major categories of assets measured at fair value on a recurring basis as of February 29, 2016 and May 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 29, 2016	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,529,000	$-	$1,529,000
Equity Securities	23,672	-	-	23,672
	$23,672	$1,529,000	$-	$1,552,672

May 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,244,000	$-	$1,244,000
Equity Securities	27,568	-	-	27,568
	$27,568	$1,244,000	$-	$1,271,568

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at February 29, 2016 and May 31, 2015 are summarized as follows:

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

February 29, 2016 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,529,000	$-	$-	$1,529,000
Equity Securities	16,866	6,806	-	23,672
	$1,545,866	$6,806	$-	$1,552,672

May 31, 2015 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit Equity Securities	$1,244,000	$-	$-	$1,244,000
	16,866	10,702	-	27,568
	$1,260,866	$10,702	$-	$1,271,568

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

7.	Equity

During the nine months ended February 29, 2016 and February 28, 2015, the Company did not purchase any shares of its common stock. As of April 7, 2016, the previously announced plan was terminated with 56,318 shares remaining available for purchase.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

9.	Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company’s fiscal year ending May 31, 2018. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 29, 2016 compared with three months ended February 28, 2015

	(Dollar amounts in thousands) Three Months Ended
	February 29, 2016		February 28, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,075	100.0%	$14,213	100.0%
Cost of sales	12,770	84.7%	12,082	85.0%
Gross profit	2,305	15.3%	2,131	15.0%
Selling, general and administrative expenses	2,319	15.4%	2,229	15.7%
Loss from operations	(14)	(0.1)%	(98)	(0.7)%
Other expense, net	(2)	(0.0)%	(2)	(0.0)%
Loss before income taxes	(16)	(0.1)%	(100)	(0.7)%
Benefit for income taxes	(7)	(0.0)%	(39)	(0.3)%
Consolidated net loss	(9)	(0.1)%	(61)	(0.4)%
Net income attributable to noncontrolling interest	(15)	(0.1)%	(24)	(0.2)%
Net loss attributable to TSR, Inc.	$(24)	(0.2)%	$(85)	(0.6)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 29, 2016 increased $862,000 or 6.1% from the prior year quarter. This increase in revenue resulted primarily from the average daily rates charged for the consultants on billing with customers increasing approximately 6.1% in the current quarter compared with the prior year quarter. This rate increase is primarily the result of placing more consultants in higher level positions. Additionally, this increase in revenue resulted from the average number of consultants on billing with customers increasing from approximately 353 for the quarter ended February 28, 2015 to approximately 357 for the quarter ended February 29, 2016.

Cost of Sales

Cost of sales for the quarter ended February 29, 2016, increased $688,000 or 5.7% to $12,770,000 from $12,082,000 in the prior year quarter. The increase in cost of sales resulted primarily from the average daily rates paid to the consultants on billing with customers increasing approximately 4.6% in the current quarter compared with the prior year quarter. The increase in cost of sales also resulted from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue decreased from 85.0% in the quarter ended February 28, 2015 to 84.7% in the quarter ended February 29, 2016. The decrease in cost of sales as a percentage of revenue was primarily attributable to increased placements with non-markup managed clients, which allow higher gross margins compared with accounts which set contractual limits on the markups over a contractor’s pay rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $90,000 or 4.0% from $2,229,000 in the quarter ended February 28, 2015 to $2,319,000 in the quarter ended February 29, 2016. This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.7% in the quarter ended February 28, 2015 to 15.4% in the quarter ended February 29, 2016 as a result of the additional revenue from the increase in the average daily rates charged for the consultants on billing with customers.

Other Expense

Other expense for the quarter ended February 29, 2016 resulted primarily from interest and dividend income of $2,000 and a mark to market loss of approximately $4,000 on the Company’s equity securities. Other expense for the quarter ended February 28, 2015 resulted primarily from interest and dividend income of $1,000 and a mark to market loss of approximately $3,000 on the Company’s equity securities.

Income Taxes

The income tax benefit included in the Company’s results of operations for the quarters ended February 29, 2016 and February 28, 2015 reflects the Company’s estimated effective tax rate for the years ending May 31, 2016 and 2015, respectively. These rates were (39.0)% for the quarter ended February 28, 2015 and (43.8)% for the quarter ended February 29, 2016

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. decreased from $85,000 in the quarter ended February 28, 2015 to $24,000 in the quarter ended February 29, 2016. This decrease in net loss was primarily attributable to the increase in revenue as a result of the increase in the average daily rates charged for the consultants on billing with customers. The fiscal third quarter has historically been the most challenging because high payroll taxes at the beginning of a calendar year increase costs, while these months also have a reduced number of revenue generating work days due to holidays and weather related closings.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 29, 2016 compared with nine months ended February 28, 2015

	(Dollar amounts in thousands) Nine Months Ended
	February 29, 2016		February 28, 2015
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$45,495	100.0%	$42,433	100.0%
Cost of sales	38,165	83.9%	35,548	83.8%
Gross profit	7,330	16.1%	6,885	16.2%
Selling, general and administrative expenses	6,792	14.9%	6,635	15.6%
Income from operations	538	1.2%	250	0.6%
Other income, net	2	0.0%	9	0.0%
Income before income taxes	540	1.2%	259	0.6%
Provision for income taxes	270	0.6%	105	0.2%
Consolidated net income	270	0.6%	154	0.4%
Net income attributable to noncontrolling interest	(40)	(0.1)%	(73)	(0.2)%
Net income attributable to TSR, Inc.	$230	0.5%	$81	0.2%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 29, 2016 increased $3,062,000 or 7.2% from the prior year period. This increase in revenue resulted primarily from the average daily rates charged for the consultants on billing with customers increasing approximately 6.8% in the current nine months compared with the prior year period. This rate increase is primarily the result of placing more consultants in higher level positions. The increase in revenue also resulted from the average number of consultants on billing with customers increasing from approximately 346 for the nine months ended February 28, 2015 to approximately 351 for the nine months ended February 29, 2016.

Cost of Sales

Cost of sales for the nine months ended February 29, 2016 increased $2,617,000 or 7.4% to $38,165,000 from $35,548,000 in the prior year period. The increase in cost of sales resulted primarily from the average daily rates paid to the consultants on billing with customers increasing approximately 6.0% in the nine-month period compared with the prior year period. The increase in cost of sales also resulted from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue increased from 83.8% in the nine months ended February 28, 2015 to 83.9% in the nine months ended February 29, 2016. The increase in cost of sales as a percentage of revenue was primarily attributable to increased reliance on employees, with their related payroll costs, rather than utilizing subcontractors to provide services to customers. Reliance on employees rather than subcontractors is a function of changing customer requirements.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $157,000 or 2.4% from $6,635,000 in the nine months ended February 28, 2015 to $6,792,000 in the nine months ended February 29, 2016. This increase was primarily attributable to an increase in the number of sales personnel and expenses associated with hiring them. Hiring new sales executives requires a significant investment to cover their costs while their non-compete agreements, which typically last a year, expire. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.6% in the nine months ended February 28, 2015 to 14.9% in the nine months ended February 29, 2016 as a result of the additional revenue from the increase in the average daily rates charged for the consultants on billing with customers.

Other Income

Other income for the nine months ended February 29, 2016 resulted primarily from interest and dividend income of $6,000 and a mark to market loss of approximately $4,000 on the Company’s equity securities. Other income for the nine months ended February 28, 2015 resulted primarily from interest and dividend income of $4,000 and a mark to market gain of approximately $5,000 on the Company’s equity securities

Income Taxes

The income tax provision included in the Company’s results of operations for the nine months ended February 29, 2016 and February 28, 2015 reflect the Company’s estimated effective tax rate for the years ending May 31, 2016 and 2015, respectively. These rates were 40.5% for the nine months ended February 28, 2015 and 50.0% for the nine months ended February 29, 2016. The effective rate for the nine months ended February 29, 2016 increased due to increased non-deductible expenses and additional state taxes.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $149,000 from $81,000 in the nine months ended February 28, 2015 to net income of $230,000 in the nine months ended February 29, 2016. This increase in net income was primarily attributable to the increase in revenue as a result of the increase in the average daily rates charged for the consultants on billing with customers.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents and certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At February 29, 2016, the Company had working capital (total current assets in excess of total current liabilities) of $9,201,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,165,000 as compared to working capital of $8,986,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,941,000 at May 31, 2015.

For the nine months ended February 29, 2016, net cash provided by operating activities was $324,000 compared to net cash used in operating activities of $287,000 for the nine months ended February 28, 2015. The cash provided by operating activities in the nine months ended February 29, 2016 primarily resulted from consolidated net income of $270,000 and a decrease in accounts receivable of $203,000, offset by a decrease in advances from customers of $148,000. The cash used in operating activities in the nine months ended February 28, 2015 primarily resulted from an increase in accounts receivable of $567,000, offset to some extent by consolidated net income of $154,000 and an increase in accounts and other payables and accrued expenses and other liabilities of $154,000.

Net cash used in investing activities of $294,000 for the nine months ended February 29, 2016 primarily resulted from investing in additional certificates of deposits of $285,000 and the purchase of fixed assets of $9,000. Net cash used in investing activities of $14,000 for the nine months ended February 28, 2015 primarily resulted from the purchase of fixed assets.

In the nine months ended February 29, 2016, net cash used in financing activities resulted from distributions to the noncontrolling interest of $88,000. In the nine months ended February 28, 2015, net cash used in financing activities resulted from distributions to the noncontrolling interest of $100,000.

The Company’s capital resource commitments at February 29, 2016 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple element arrangements. This update to ASC 606 is effective for the Company in the fiscal year ending May 31, 2018. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2015 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of February 29, 2016.

TSR, INC. AND SUBSIDIARIES

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

Part II. Other Information

Item 6. Exhibits

(a).	Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 7, 2016	/s/ J.F. Hughes
J.F. Hughes,
Chairman and President

Date: April 7, 2016	/s/ John G. Sharkey
John G. Sharkey,
Vice President-Finance and
Principal Accounting Officer