Form 10-K
period 2016-05-31
TSR INC
filed 2016-07-28
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2016

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

☐  Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $4.83 at November 30, 2015 was $4,999,000.

The number of shares of the Registrant’s common stock outstanding as of June 30, 2016 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2016 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2016

PART I

Item 1. Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2016, the Company provided IT staffing services to 77 customers.

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

Contract Computer Programming Services

STAFFING SERVICES

The Company’s contract computer programming services involve the provision of technical staff to customers to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company’s customers. The Company’s approach is to make available to its customers a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of mainframe and mid-range computer operations, personal computers and client-server support, internet and e-commerce operations, voice and data communications (including local and wide area networks) and help desk support. The Company’s services provide customers with flexibility in staffing their day-to-day operations, as well as special projects, on a short-term or long-term basis.

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

In the past several years, an increasing number of companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staffing revenue. There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, New England, and the Mid-Atlantic region. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices.

In the fall of 2010, the Company established a program to hire and train recent college graduates to become technical recruiters. The initial costs associated with the hiring and training of such personnel have increased the costs of recruitment, although, over time, the Company believes this program will provide the Company with a larger pool of skilled technical recruiters at a lower cost than hiring experienced technical recruiters. Competition from larger competitors for the newly trained recruiters has created more turnover than expected, making it more difficult to increase the number of technical recruiters on staff. The Company has also hired additional account executives in an effort to increase growth. Turnover has also been greater than expected with account executives due to increased competition. As of May 31, 2016, the Company employed 23 persons who are responsible for recruiting technical personnel and 13 persons who are account executives. As of May 31, 2015, the Company had employed 24 technical personnel recruiters and 13 account executives. Although the number of technical recruiters and account executives has remained substantially the same in fiscal 2016 and fiscal 2015, there have been several personnel changes within each group.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 77 customers during the year ended May 31, 2016 as compared to 74 in the prior fiscal year. The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In the fiscal year ended May 31, 2016, the Company had four customers which each provided more than 10% of consolidated revenues: Pontoon, formerly Beeline (17.7%), Citigroup (16.3%), Credit Suisse (10.7%) and Consolidated Edison (10.3%). Pontoon provides vendor management services under an arrangement where the Company enters into a subcontract with Pontoon and Pontoon directly contracts with five end customers. The Pontoon end customers for which the Company provides services include Bristol Myers Squibb, which alone constituted 9.8% of the Company’s consolidated revenue for the year ended May 31, 2016. Additionally, the Company’s top ten customers (including end customers of vendor management companies) accounted for 82% of consolidated revenue in fiscal 2016 and 80% in fiscal 2015. While continuing its efforts to further expand its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 35% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 46% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice. The Company does not believe that backlog is material to its business.

PROFESSIONAL STAFF AND RECRUITMENT

In addition to using internet based job boards such as Dice, Monster and Discover.org, the Company maintains a database of technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employees’ skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company’s offices.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company recruits technical personnel by posting jobs on the Internet, publishing advertisements in local newspapers and attending job fairs on a periodic basis. The Company devotes significant resources to recruiting technical personnel, maintaining 23 recruiters based in the U.S. and contracting with an India based company for 6 recruiters in India to help locate U.S. based technical consultants. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2016, the Company employed 320 people including its 3 executive officers. Of such employees, 13 were engaged in sales, 23 were recruiters for programmers, 268 were technical and programming consultants, and 13 were in administrative and clerical functions. None of the Company’s employees belong to unions.

Item 1A. Risk Factors

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, including statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements, which statements involve risks and uncertainties, including but not limited to the factors set forth below.

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

Dependence on Significant Customers

In the fiscal year ended May 31, 2016, the Company’s four largest customers Pontoon, Citigroup, Credit Suisse and Consolidated Edison, accounted for 17.7%, 16.3%, 10.7% and 10.3% of the Company’s consolidated revenue, respectively. Pontoon is a vendor management company through which the Company provides services to five end customers, of which Bristol Myers Squibb is the most significant. In total, the Company derives over 46% of its revenue from accounts with vendor management companies. The Company’s ten largest customers provided 82% of consolidated revenue in fiscal 2016. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 35% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. See “Rapidly Changing Industry” below.

The accounts receivable balances associated with the Company’s largest customers were $3,735,000 for four customers at May 31, 2016 and $2,109,000 for two customers at May 31, 2015. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

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

Additionally, a number of companies have, in recent years, limited the number of vendors on their approved vendor lists, and are continuing to do so. In some cases this has required the Company to subcontract with a company on the approved vendor list to provide services to customers. The staffing industry has also experienced margin erosion caused by this increased competition, and customers leveraging their buying power by consolidating the number of vendors with which they deal. In addition to these factors, there has been intense price competition in the area of IT staffing, pressure on billing rates and pressure by customers for discounts. The Company has endeavored to increase its technical recruiting staff in order to better respond to customers’ increasing demands for both the timeliness and quantities of resume submittals against job requisitions.

The Company cannot predict at this time what long-term effect these changes will have on the Company’s business and results of operations.

Vendor Management Companies

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and these companies now comprise in excess of 46% of the Company’s revenue. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business. It also reduces the Company’s profit margins.

In addition, the agreements with the vendor management companies are frequently structured as subcontracting agreements, with the vendor management company entering into a services agreement directly with the end customers. As a result, in the event of a bankruptcy of a vendor management company, the Company’s ability to collect its outstanding receivables and continue to provide services could be adversely affected.

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. As a result, any significant economic downturn could have material adverse effect on the Company’s results of operations. As a result of the broad based economic downturn, the Company experienced a decrease in the number of consultants on billing with customers, only recently returning to the early 2008 numbers of consultants on billing with customers. While customers’ IT spending during the 2016 fiscal year appears to have increased, any improvements have been slow and uncertain, with a decrease in profitability on placements, particularly those with financial services customers. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in increasing its penetration with existing customers or expanding its customer base. There is no assurance that the Company will achieve growth in its revenue.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employer’s portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms and the imposition of penalties for failure to provide health insurance to employees under the Affordable Care Act which went into effect January 1, 2015. Additionally, the New York City Council has approved a measure which went into effect in April 2014 requiring the Company to provide five paid sick days per year. Several municipalities, such as Newark and Jersey City, New Jersey, have enacted similar statutes. The Company has not been able to sufficiently increase the fees charged to its customers to cover these mandated cost increases. There are also proposals on the federal and state levels to phase in paid or partially paid family medical leave. It is too early to determine how this will affect the Company’s profitability.

Effect of Offshore Outsourcing

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenue to decline. In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India and other east Asian countries, to perform technology related work and projects. This trend has contributed to the decline in domestic IT staffing revenue for the industry. There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

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

The Company’s operating results also fluctuate due to seasonality. Typically, our billable hours, which directly affect our revenue and profitability, decrease in our third fiscal quarter. The holiday season and winter weather cause the number of billable work days for consultants on billing with customers to decrease. Additionally, at the beginning of the calendar year, which also falls within our third fiscal quarter, payroll taxes are at their highest. This results in our lowest gross margins of the year. The Company’s operating results are also subject to fluctuation as a result of other factors.

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

The Company’s contract computer programming services business involves assigning technical personnel to the workplace of the client, typically under the client’s supervision. Although the Company has little control over the client’s workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against technical personnel by customers. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel errors, misuse of client proprietary information or theft of client property. To reduce such exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker’s compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its customers for these exposures. Certain of these costs and liabilities are not covered by insurance. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

Data Security

Our ability to protect client, employee, and Company data and information is critical to our reputation and the success of our business. Our clients and employees expect that their confidential, personal and private information will be secure in our possession. Attacks against security systems have become increasingly sophisticated along with developments in technology, and such attacks have become more prevalent. Consequently, the regulatory environment surrounding cybersecurity and privacy has become more and more demanding and has resulted in new requirements and increasingly demanding standards for protection of information. As a result, the Company may incur increased expenses associated with adequately protecting confidential client, employee, and Company data and complying with applicable regulatory requirements. There can be no assurance that we will be able to prevent unauthorized third parties from breaching our systems and gaining unauthorized access to confidential client, employee, and Company data even if our cybersecurity measures are compliant with regulatory requirements and standards. Unauthorized third party access to confidential client, employee, and Company data stored in our system whether as a result of a third party system breach, systems failure or employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers, and could subject us to monetary damages, fines and/or criminal prosecution. Furthermore, unauthorized third party access to or through our information systems or those we develop for our customers, whether by our employees or third parties, could result in system disruptions, negative publicity, legal liability, monetary damages, and damage to our reputation.

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

Voting Power of Major Stockholder

Joseph F. Hughes and members of his family own Common Stock representing approximately 46.9% of the Company’s voting power as of June 30, 2016. As such, Joseph F. Hughes has significant voting power on all matters submitted to a vote of the Company’s common stockholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2020, with annual rentals of approximately $80,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires July 2017) and Edison, New Jersey (lease expires February 2019), with aggregate annual rentals of approximately $282,000.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings

There are no material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2016 and 2015:

	JUNE 1, 2015 – MAY 31, 2016
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$4.77	$4.83	$5.03	$4.12
Low Sales Price	3.51	4.00	3.49	3.37

	JUNE 1, 2014 – MAY 31, 2015
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$3.88	$3.59	$4.84	$5.50
Low Sales Price	2.90	3.05	3.34	3.66

There were 67 holders of record of the Company’s Common Stock as of June 30, 2016. Additionally, the Company estimates that there were approximately 800 beneficial holders as of that date. There were no dividends declared or paid by the Company with respect to its shares of Common Stock during the last two fiscal years. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There are no securities authorized for issuance under any equity compensation plans.

Item 6. Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2016	May 31, 2015	May 31, 2014	May 31, 2013	May 31, 2012

Revenue, Net	$60,998	$57,403	$49,530	$44,914	$45,215

Income (Loss) From Operations	839	432	25	(716)	(2)

Net Income (Loss) Attributable to TSR, Inc.	399	193	(86)	(520)	(62)

Basic Net Income (Loss) Per TSR, Inc. Common Share	0.20	0.10	(0.04)	(0.26)	(0.03)

Working Capital	9,391	8,986	8,706	8,717	12,402

Total Assets	14,090	14,051	13,563	13,619	17,165

Total TSR, Inc. Equity	9,432	9,033	8,840	8,926	12,498

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	4.81	4.60	4.51	4.55	6.30

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$0.00	$0.00	$1.50	$0.00

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto presented elsewhere in this report.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of net income. There can be no assurance that historical trends in operating results will continue in the future:

	Year Ended May 31, (Dollar Amounts in Thousands)
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$60,998	100.0%	$57,403	100.0%
Cost of Sales	51,039	83.7	48,088	83.8
Gross Profit	9,959	16.3	9,315	16.2
Selling, General and Administrative Expenses	9,120	14.9	8,883	15.5
Income from Operations	839	1.4	432	0.7
Other Income, Net	6	0.0	12	0.1
Income Before Income Taxes	845	1.4	444	0.8
Provision for Income Taxes	389	0.6	152	0.3
Consolidated Net Income	456	0.8	292	0.5
Net Income Attributable to Noncontrollong Interest	57	0.1	99	0.2
Net Income Attributable to TSR, Inc.	$399	0.7%	$193	0.3%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2016 increased $3,595,000 or 6.3% from fiscal 2015. This increase in revenue resulted primarily from the average daily rates charged for the consultants on billing with customers increasing approximately 5.5% in the current year compared with the prior fiscal year. This rate increase is primarily the result of placing more consultants in higher level positions. The increase in revenue also resulted from the average number of consultants on billing with customers increasing from approximately 346 for the fiscal year ended May 31, 2015 to approximately 350 for the fiscal year ended May 31, 2016.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2016 increased $2,951,000 or 6.1% to $51,039,000 from $48,088,000 in the prior fiscal year. The increase in cost of sales resulted primarily from the average daily rates paid to the consultants on billing with customers increasing approximately 4.5% in the current fiscal year compared with the prior fiscal year. The increase in cost of sales also resulted from the increase in the number of consultants on billing with clients. Cost of sales as a percentage of revenue decreased from 83.8% in the fiscal year ended May 31, 2015 to 83.7% in the fiscal year ended May 31, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $237,000 or 2.7% from $8,883,000 in the fiscal year ended May 31, 2015 to $9,120,000 in the fiscal year ended May 31, 2016. This increase was primarily attributable to an increase in incentive compensation paid to account executives. Several of the account executives hired in recent years contributed increased revenues and earned incentive compensation in excess of their guaranteed incentive compensation for the first time. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.5% in the fiscal year ended May 31, 2015 to 14.9% in the fiscal year ended May 31, 2016 as a result of the additional revenue from the increase in the average daily rates charged for the consultants on billing with customers.

Other Income

Other income for the fiscal year ended May 31, 2016 resulted primarily from interest and dividend income of $9,000 decreased by a mark to market loss of approximately $3,000 on the Company’s marketable equity securities. Other income for the fiscal year ended May 31, 2015 resulted primarily from interest and dividend income of $6,000 and a mark to market gain of approximately $6,000 on the Company’s marketable equity securities.

Income Taxes

The effective income tax rates were 46.0% for the fiscal year ended May 31, 2016 and 34.2% for the fiscal year ended May 31, 2015. The effective rate for the fiscal year ended May 31, 2016 increased primarily due to additional state taxes.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $206,000 from $193,000 in the fiscal year ended May 31, 2015 to net income of $399,000 in the fiscal year ended May 31, 2016. This increase in net income was primarily attributable to the increase in revenue as a result of the increase in the average daily rates charged for the consultants on billing with customers.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that its available cash, certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the next 12 months.

At May 31, 2016, the Company had working capital (total current assets in excess of total current liabilities) of $9,391,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,067,000 as compared to working capital of $8,986,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,941,000 at May 31, 2015.

Net cash flow of $1,228,000 was provided by operations during fiscal 2016 as compared to $714,000 of net cash flow provided by operations in fiscal 2015. The cash provided by operations for fiscal 2016 primarily resulted from consolidated net income of $456,000 and a decrease in accounts receivable of $1,036,000, offset, to some extent, by a decrease in accounts and other payables and accrued and other liabilities of $155,000 and a decrease in advances from customers of $186,000. The decrease in accounts receivable primarily resulted from a greater number of clients instituting prompt payment discounts. The cash provided by operations for fiscal 2015 primarily resulted from consolidated net income of $292,000 and an increase in accounts payable and accrued expenses of $362,000.

Net cash used in investing activities amounted to $296,000 for fiscal 2016, compared to $224,000 in net cash provided by investing activities in fiscal 2015. The net cash used in investing activities for fiscal 2016 primarily resulted from investing in additional certificates of deposit. The cash provided in 2015 primarily resulted from maturing certificates of deposit, a portion of which were not rolled over.

Net cash used in financing activities of $88,000 and $109,000 during the fiscal years ended May 31, 2016 and 2015, respectively, resulted from distributions to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions, LLC.

The Company’s capital resource commitments at May 31, 2016 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2016.

Impact of New Accounting Standards

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company in the fiscal year ending May 31, 2018. The Company expects the impact of this update, if any, to be immaterial on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities relating to leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TSR, Inc.

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries as of May 31, 2016 and 2015, and the related consolidated statements of income, equity, and cash flows for the years then ended. TSR, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and Subsidiaries as of May 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

July 28, 2016

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2016 and 2015

ASSETS

	2016	2015

Current Assets:

Cash and cash equivalents	$4,514,157	$3,669,790
Certificates of deposit and marketable securities	1,553,272	1,271,568
Accounts receivable:
Trade, net of allowance for doubtful accounts of $185,000 in 2016 and $193,000 in 2015	7,703,680	8,754,784
Other	10,853	2,458
	7,714,533	8,757,242

Prepaid expenses	99,069	116,096
Deferred income taxes	128,000	120,000
Total Current Assets	14,009,031	13,934,696

Equipment and leasehold improvements, at cost:
Equipment.	99,244	102,833
Furniture and fixtures	111,107	111,107
Automobiles	19,665	19,665
Leasehold improvements	60,058	60,058
	290,074	293,663

Less accumulated depreciation and amortization	262,076	254,732
	27,998	38,931

Other assets	49,653	49,653
Deferred income taxes	3,000	28,000
Total Assets	$14,089,682	$14,051,280

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2016 and 2015

LIABILITIES AND EQUITY

	2016	2015
Current Liabilities:

Accounts and other payables	$723,705	$1,129,105

Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,481,436	2,237,628
Other	152,674	146,214
	2,634,110	2,383,842

Income taxes payable	14,810	3,877
Advances from customers	1,245,563	1,431,522
Total Liabilities	4,618,188	4,948,346

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,811,884	17,412,658
	22,945,894	22,546,668
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,431,891	9,032,665
Noncontrolling Interest	39,603	70,269
Total Equity	9,471,494	9,102,934
Total Liabilities and Equity	$14,089,682	$14,051,280

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended May 31, 2016 and 2015

	2016	2015

Revenue, net	$60,998,281	$57,402,896
Cost of sales	51,038,879	48,087,428
Selling, general and administrative expenses	9,120,526	8,883,003
	60,159,405	56,970,431
Income from operations	838,876	432,465

Other income:
Interest and dividend income	8,621	6,114
Unrealized gain (loss) from marketable securities, net	(2,296)	5,712
	6,325	11,826

Income before income taxes	845,201	444,291

Provision for income taxes	389,000	152,000
Consolidated net income	456,201	292,291
Less: Net income attributable to noncontrolling interest	56,975	99,580
Net income attributable to TSR, Inc.	$399,226	$192,711

Net income per TSR, Inc. common share	$0.20	$0.10
Weighted average number of common shares outstanding	1,962,062	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2016 and 2015

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at June 1, 2014	3,114,163	$31,142	$5,102,868	$17,219,947	$(13,514,003)	$8,839,954	$80,124	$8,920,078

Net income attributable to noncontrolling interest	-	-	-	-	-	-	99,580	99,580
Distribution to noncontrolling interest	-	-	-	-	-	-	(109,435)	(109,435)

Net income attributable to TSR, Inc.	-	-	-	192,711	-	192,711	-	192,711

Balance at May 31, 2015	3,114,163	31,142	5,102,868	17,412,658	(13,514,003)	9,032,665	70,269	9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	56,975	56,975
Distribution to noncontrolling interest	-	-	-	-	-	-	(87,641)	(87,641)

Net income attributable to TSR, Inc.	-	-	-	399,226	-	399,226	-	399,226
Balance at May 31, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Consolidated net income	$456,201	$292,291
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	22,765	20,428
Provision for bad debts	15,000	-
Unrealized (gain) loss from marketable securities, net	2,296	(5,712)
Deferred income taxes	17,000	68,000

Changes in operating assets and liabilities:
Accounts receivable-trade	1,036,104	35,554
Other receivables	(8,395)	6,872
Prepaid expenses	17,027	(41,908)
Prepaid and recoverable income taxes	-	32,159
Accounts and other payables and accrued expenses and other current liabilities	(155,132)	362,385
Income taxes payable	10,933	3,877
Advances from customers	(185,959)	(60,424)

Net cash provided by operating activities	1,227,840	713,522
Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,762,000	2,487,000
Purchases of marketable securities	(2,046,000)	(2,238,000)
Purchases of equipment and leasehold improvements	(11,832)	(25,264)
Net cash provided by (used in) investing activities	(295,832)	223,736
Cash flows from financing activities:
Distributions to noncontrolling interest	(87,641)	(109,435)

Net cash used in financing activities	(87,641)	(109,435)
Net increase in cash and cash equivalents	844,367	827,823

Cash and cash equivalents at beginning of year	3,669,790	2,841,967
Cash and cash equivalents at end of year	$4,514,157	$3,669,790
Supplemental disclosures of cash flow data:
Income taxes paid	$361,000	$49,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016 and 2015

(1)	Summary of Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology capabilities. In fiscal 2016, four customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 55.0%. The largest of these constituted 17.7% of consolidated revenue. In fiscal 2015, two customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 34.9%. The largest of these constituted 19.2% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $3,735,000 for four customers at May 31, 2016 and $2,109,000 for two customers at May 31, 2015. The Company operates in one business segment, computer programming services.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2016 and 2015:

	2016	2015

Cash in banks	$3,974,007	$2,851,802
Money market funds	540,150	817,988
	$4,514,157	$3,669,790

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2016 and 2015

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2016 and 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2016	Level 1	Level 2	Level 3	Total

Certificates of deposit	$-	$1,528,000	$-	$1,528,000
Equity securities	25,272	-	-	25,272
	$25,272	$1,528,000	$-	$1,553,272

May 31, 2015	Level 1	Level 2	Level 3	Total

Certificates of deposit	$-	$1,244,000	$-	$1,244,000
Equity securities	27,568	-	-	27,568
	$27,568	$1,244,000	$-	$1,271,568

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2016 and 2015

Based upon the Company’s intent and ability to hold its certificates of deposits to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at May 31, 2016 and 2015 are summarized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
2016: Certificates of deposit	$1,528,000	$-	$-	$1,528,000
Equity securities	16,866	8,406	-	25,272
	$1,544,866	$8,406	$-	$1,553,272

Current
2015: Certificates of deposit	$1,244,000	$-	$-	$1,244,000
Equity securities	16,866	10,702	-	27,568
	$1,260,866	$10,702	$-	$1,271,568

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

(f)	Accounts Receivable and Credit Policies

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

May 31, 2016 and 2015

(h)	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2016 or 2015.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable and assessments of the recoverability of the Company’s deferred tax assets. Actual results could differ from those estimates.

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

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company in the fiscal year ending May 31, 2018. The Company expects the impact of the update, if any, to be immaterial on its consolidated financial statements.

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

May 31, 2016 and 2015

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities relating to leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

(n)	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed Federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. The Company’s accounts receivable represent 46 accounts with open balances as of May 31, 2016. As a percentage of revenue, the four largest customers among these 46 accounts consisted of 48.5% of the net accounts receivable balance at May 31, 2016.

(2)	Income Taxes

A reconciliation of the provision for income taxes computed at the Federal statutory rates for fiscal 2016 and 2015 to the reported amounts is as follows:

	2016		2015
	Amount	%	Amount	%
Amounts at statutory Federal tax rate	$287,000	34.0%	$151,000	34.0%
Noncontrolling interest	(19,000)	(2.3)	(34,000)	(7.6)
State and local taxes, net of Federal income tax effect	88,000	10.4	13,000	2.9
Non-deductible expenses and other	33,000	3.9	22,000	4.9
	$389,000	46.0%	$152,000	34.2%

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2016 and 2015

The components of the provision for income taxes are as follows:

	Federal	State	Total

2016: Current	$253,000	$119,000	$372,000
Deferred	3,000	14,000	17,000
	$256,000	$133,000	$389,000

2015: Current	$32,000	$52,000	$84,000
Deferred	100,000	(32,000)	68,000
	$132,000	$20,000	$152,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2016 and 2015 are as follows:

	2016	2015
Allowance for doubtful accounts receivable	$78,000	$86,000
Accrued compensation and other accrued expenses	50,000	34,000
Net operating loss carryforward	10,000	25,000
Equipment and leasehold improvement depreciation and amortization	(6,000)	1,000
Acquired client relationships	2,000	5,000
Unrealized gain	(3,000)	(3,000)
Total deferred income tax assets	$131,000	$148,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.

The Company has no unrecognized tax benefits at May 31, 2016 and 2015. The Company’s Federal and state income tax returns prior to fiscal year 2013 are closed.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2016 and 2015

(3)	Commitments and Contingencies

A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2016 follows:

Fiscal Year	Amount
2017	$363,000
2018	248,000
2019	191,000
2020	86,000
2021	51,000
Total	$939,000

Total rent expenses under all lease agreements amounted to $379,000 and $390,000 in fiscal 2016 and 2015, respectively.

The Company has entered into employment agreements with two of its officers expiring through 2020. The total remaining payments under these agreements is $1,225,000 at May 31, 2016.

From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(4)	Stockholders’ Equity

During the years ended May 31, 2016 and 2015, the Company did not purchase any of its common stock on the open market under the previously announced plan. As of April 7, 2016, the previously announced plan was terminated with 56,318 shares remaining available for purchase.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2016.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2016 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2016 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. The consolidated financial statements as indicated in the index set forth on page 18.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2. Exhibits as listed in Exhibit Index on page 35.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Joseph F. Hughes
Joseph F. Hughes, Chairman, Chief Executive Officer, President and Treasurer

Dated: July 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Joseph F. Hughes
Joseph F. Hughes, Chairman, Chief Executive Officer, President and Treasurer

/s/ John G. Sharkey
John G. Sharkey, Vice President, Finance and Principal Accounting Officer

/s/ Christopher Hughes
Christopher Hughes, Sr. Vice President and Director

/s/ James J. Hill
James J. Hill, Director

/s/ Robert A. Esernio
Robert A. Esernio, Director

/s/ Raymond A. Roel
Raymond A. Roel, Director

/s/ Brian J. Mangan
Brian J. Mangan, Director

Dated: July 28, 2016

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2016

Exhibit Number	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on April 9, 2015.

10.1	Employment Agreement between TSR, Inc. and Christopher Hughes dated as of March 1, 2012. Incorporated by reference to the Form 8-K filed by the Company on April 13, 2012.

10.2	Employment Agreement dated as of June 1, 2015 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on April 27, 2015.

21	List of Subsidiaries.

31.1	Certification by Joseph F. Hughes Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Joseph F. Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.