Form 10-Q
period 2016-08-31
TSR INC
filed 2016-10-12
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2016

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of September 30, 2016, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2016	May 31, 2016
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$4,536,726	$4,514,157
Certificates of deposit and marketable securities	1,557,712	1,553,272
Accounts receivable, net of allowance for doubtful accounts of $185,000	7,820,156	7,703,680
Other receivables	14,116	10,853
Prepaid expenses	177,677	99,069
Deferred income taxes	123,000	128,000
Total Current Assets	14,229,387	14,009,031

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $267,435 and $262,076	22,639	27,998
Other assets	49,653	49,653
Deferred income taxes	2,000	3,000
Total Assets	$14,303,679	$14,089,682
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$617,747	$723,705
Accrued expenses and other current liabilities	2,723,585	2,634,110
Income taxes payable	75,731	14,810
Advances from customers	1,263,853	1,245,563
Total Liabilities	4,680,916	4,618,188
Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	17,959,661	17,811,884
	23,093,671	22,945,894
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,579,668	9,431,891
Noncontrolling Interest	43,095	39,603
Total Equity	9,622,763	9,471,494
Total Liabilities and Equity	$14,303,679	$14,089,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For The Three Months Ended August 31, 2016 and 2015

(UNAUDITED)

	Three Months Ended
	August 31,
	2016	2015
Revenue, net	$15,242,383	$15,234,788
Cost of sales	12,640,900	12,715,192
Selling, general and administrative expenses	2,315,740	2,231,622
	14,956,640	14,946,814
Income from operations	285,743	287,974

Other income (expense):
Interest and dividend income	2,736	1,829
Unrealized gain (loss) on marketable securities, net.	3,440	(4,736)
Income before income taxes	291,919	285,067
Provision for income taxes	136,000	140,000
Consolidated net income	155,919	145,067
Less: Net income attributable to noncontrolling interest.	8,142	11,319
Net income attributable to TSR, Inc.	$147,777	$133,748
Net income per TSR, Inc. common share	$0.08	$0.07
Weighted average number of common shares outstanding	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months Ended August 31, 2016 and 2015

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling Interest	Total equity
Balance at May 31, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	11,319	11,319
Net income attributable to TSR, Inc.	-	-	-	133,748	-	133,748	-	133,748
Balance at August 31, 2015	3,114,163	$31,142	$5,102,868	$17,546,406	$(13,514,003)	$9,166,413	$81,588	$9,248,001

Balance at May 31, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	8,142	8,142
Distribution to noncontrolling interest	-	-	-	-	-	-	(4,650)	(4,650)

Net income attributable to TSR, Inc.	-	-	-	147,777	-	147,777	-	147,777
Balance at August 31, 2016	3,114,163	$31,142	$5,102,868	$17,959,661	$(13,514,003)	$9,579,668	$43,095	$9,622,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2016 and 2015

(UNAUDITED)

	Three Months Ended
	August 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$155,919	$145,067
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,359	5,539
Unrealized (gain) loss from marketable securities, net	(3,440)	4,736
Deferred income taxes.	6,000	5,000

Changes in operating assets and liabilities:
Accounts receivable	(116,476)	(450,826)
Other receivables	(3,263)	(2,504)
Prepaid expenses	(78,608)	10,180
Accounts and other payables and accrued expenses and other current liabilities	(16,483)	170,785
Income taxes payable	60,921	110,500
Advances from customers	18,290	(77,007)
Net cash provided by (used in) operating activities	28,219	(78,530)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	248,000	498,000
Purchases of marketable securities	(249,000)	(498,000)
Purchases of equipment and leasehold improvements	-	(5,822)
Net cash used in investing activities	(1,000)	(5,822)
Cash flows from financing activities:
Distributions to noncontrolling interest	(4,650)	-

Net cash used in financing activities	(4,650)	-
Net increase (decrease) in cash and cash equivalents.	22,569	(84,352)
Cash and cash equivalents at beginning of period	4,514,157	3,669,790
Cash and cash equivalents at end of period	$4,536,726	$3,585,438

Supplemental disclosures of cash flow data:
Income taxes paid	$69,000	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2017. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2016 and May 31, 2016:

	August 31, 2016	May 31, 2016
Cash in banks	$3,996,593	$3,974,007
Money market funds	540,133	540,150
	$4,536,726	$4,514,157

4.	Revenue Recognition

The Company’s contract computer programming and administrative services are generally provided under time and materials arrangements with its customers. Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. These conditions occur when a customer agreement is effected and the consultant performs the authorized services. Revenue is recorded net of all discounts and processing fees. Advances from customers represent amounts received from customers prior to the Company’s provision of the related services and credit balances from overpayments.

Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2016

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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2016 and May 31, 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,529,000	$-	$1,529,000
Equity Securities	28,712	-	-	28,712
	$28,712	$1,529,000	$-	$1,557,712

May 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,528,000	$-	$1,528,000
Equity Securities	25,272	-	-	25,272
	$25,272	$1,528,000	$-	$1,553,272

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2016

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at August 31, 2016 and May 31, 2016 are summarized as follows:

August 31, 2016 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,529,000	$-	$-	$1,529,000
Equity Securities	16,866	11,846	-	28,712
	$1,545,866	$11,846	$-	$1,557,712

May 31, 2016 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,528,000	$-	$-	$1,528,000
Equity Securities	16,866	8,406	-	25,272
	$1,544,866	$8,406	$-	$1,553,272

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

7.	Equity

During the three months ended August 31, 2016 and 2015, the Company did not purchase any shares of its common stock. As of April 7, 2016, the previously announced repurchase plan was terminated with 56,318 shares remaining available for purchase.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2016

(Unaudited)

9.	Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in the fiscal year ending May 31, 2018. The Company expects the impact of the update, if any, to be immaterial on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will classify any deferred tax assets and liabilities as noncurrent beginning with the first quarter of fiscal 2018.

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

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Consideration (Topic 606).” This update contains guidance on principal versus agent assessments when a third party is involved in providing goods or services to a customer. It specifies that an entity is a principal, and thus records revenue on a gross basis, if it controls a good or service before transferring the good or service to the customer. An entity is an agent, and thus records revenue on a net basis, if it arranges for a good or service to be provided by another entity. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

August 31, 2016

(Unaudited)

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing (Topic 606).” This update provides more detailed guidance, including additional implementation guidance and examples in the following key areas such as identifying performance obligations and licenses of intellectual property. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients (Topic 606).” This update provides certain clarifications to reduce potential diversity and to simplify the standard. The amendments in ASU 2016-12 clarify the following key areas: assessing collectibilty; presenting sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; completed contracts at transition; and disclosing the accounting change in the period of adoption. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

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

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the success of the Company’s plan for internal growth; the impact of adverse economic conditions on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of income. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2016 compared with three months ended August 31, 2015

	(Dollar amounts in thousands) Three Months Ended
	August 31,		August 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,242	100.0%	$15,235	100.0%
Cost of sales	12,641	82.9%	12,715	83.5%
Gross profit	2,601	17.1%	2,520	16.5%
Selling, general and administrative expenses	2,315	15.2%	2,232	14.6%
Income from operations	286	1.9%	288	1.9%
Other income (expense), net	6	0.0%	(3)	0.0%
Income before income taxes	292	1.9%	285	1.9%
Provision for income taxes	136	0.9%	140	0.9%
Consolidated net income	156	1.0%	145	1.0%
Less: Net income attributable to noncontrolling interest	8	0.0%	11	0.1%
Net income attributable to TSR, Inc.	$148	1.0%	$134	0.9%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2016 increased $7,000 from the prior year quarter. This increase in revenue resulted from the average number of consultants on billing with customers increasing from approximately 345 for the quarter ended August 31, 2015 to 362 for the quarter ended August 31, 2016. The 362 consultants on billing for the current quarter include approximately 45 administrative workers that the Company placed with two large customers at billing rates lower than those charges for computer programming consultants. The Company did not make any placements of administrative workers in the prior year quarter; however, the Company made these placements of administrative workers in the current quarter at the customers’ specific requests. The Company charges lower daily billing rates for administrative workers, but also pays lower rates to the administrative workers. As a result of the reduced billing rates for the administrative worker placements, the average daily rates charged for the consultants on billing with customers decreased approximately 11.8% in the current quarter compared with the prior year quarter. The Company has not yet determined whether it will provide administrative placements on a more widespread basis in the future.

Cost of Sales

Cost of sales for the quarter ended August 31, 2016, decreased $74,000 or 0.6% to $12,641,000 from $12,715,000 in the prior year period. The decrease in cost of sales resulted primarily from a reduction of computer programming consultants placed with customers, offset by the placement of lower paid administrative workers at two major customers. Cost of sales as a percentage of revenue decreased from 83.5% in the quarter ended August 31, 2015 to 82.9% in the quarter ended August 31, 2016. The decrease in cost of sales as a percentage of revenue was primarily attributable to the placement of administrative workers at higher average markups than the Company’s computer programming consultants. However, because of their lower pay rates, the daily gross profit in dollars is still lower for the administrative workers than the computer programming consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $83,000 or 3.7% from $2,232,000 in the quarter ended August 31, 2015 to $2,315,000 in the quarter ended August 31, 2016. The increase in these expenses primarily resulted from hiring additional recruiters to support the administrative placement opportunities. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.6% in the quarter ended August 31, 2015 to 15.2% in the quarter ended August 31, 2016 as a result of the additional recruiters hired.

Other Income

Other income for the quarter ended August 31, 2016 resulted primarily from a mark to market gain of $3,000 on the Company’s equity securities and interest and dividend income of $3,000. Other income for the quarter ended August 31, 2015 resulted primarily from a mark to market loss of $5,000 on the Company’s equity securities and interest and dividend income of $2,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2016 and 2015 reflect the Company’s estimated effective tax rate for the years ending May 31, 2017 and 2016, respectively. These rates were 46.6% for the quarter ended August 31, 2016 and 49.1% for the quarter ended August 31, 2015.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $14,000 from $134,000 in the quarter ended August 31, 2015 to $148,000 in the quarter ended August 31, 2016. This increase was primarily attributable to a lower effective income tax rate.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2016, the Company had working capital (total current assets in excess of total current liabilities) of $9,548,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,094,000 as compared to working capital of $9,391,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,067,000 at May 31, 2016.

For the three months ended August 31, 2016, net cash provided by operating activities was $28,000 compared to net cash used in operating activities of $79,000 for the three months ended August 31, 2015. The cash provided by operating activities in the three months ended August 31, 2016 resulted primarily from consolidated net income of $156,000, offset by an increase in accounts receivable of $116,000. The cash used in operating activities in the three months ended August 31, 2015 resulted primarily from an increase in accounts receivable of $451,000, offset by consolidated net income of $145,000 and an increase in accounts and other payables and accrued expenses and other current liabilities of $171,000. The increase in accounts receivable was attributable to the fact that a monthly payment from a large customer was received immediately after the end of the quarter. The increase in accounts and other payables and accrued expenses and other liabilities was attributable to an increase in accrued consultant payroll.

Net cash used in investing activities of $1,000 for the three months ended August 31, 2016 resulted primarily from the purchase of a certificate of deposit in excess of the maturing certificate of deposit. Net cash used in investing activities of $6,000 for the three months ended August 31, 2015 resulted primarily from the purchase of fixed assets.

Net cash used in financing activities resulted from distributions to the noncontrolling interest of $5,000 in the three months ended August 31, 2016. There were no such transactions in the three months ended August 31, 2015.

The Company’s capital resource commitments at August 31, 2016 consisted of lease obligations on its branch and corporate facilities. The Company intends to satisfy these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in the fiscal year ending May 31, 2018. The Company expects the impact of the update, if any, to be immaterial on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will classify any deferred tax assets and liabilities as noncurrent beginning with the first quarter of fiscal 2018.

TSR, INC. AND SUBSIDIARIES

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

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Consideration (Topic 606).” This update contains guidance on principal versus agent assessments when a third party is involved in providing goods or services to a customer. It specifies that an entity is a principal, and thus records revenue on a gross basis, if it controls a good or service before transferring the good or service to the customer. An entity is an agent, and thus records revenue on a net basis, if it arranges for a good or service to be provided by another entity. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing (Topic 606).” This update provides more detailed guidance, including additional implementation guidance and examples in the following key areas such as identifying performance obligations and licenses of intellectual property. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients (Topic 606).” This update provides certain clarifications to reduce potential diversity and to simplify the standard. The amendments in ASU 2016-12 clarify the following key areas: assessing collectibilty; presenting sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; completed contracts at transition; and disclosing the accounting change in the period of adoption. This update is effective for the Company in the fiscal year ending May 31, 2019. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2016 Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of August 31, 2016.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: October 12, 2016	TSR, Inc.
(Registrant)

/s/ J.F. Hughes
J.F. Hughes,
Chairman of the Board,
Chief Executive Officer and President

Date: October 12, 2016	/s/ John G. Sharkey
John G. Sharkey,
Vice President-Finance and Principal Accounting Officer