Form 10-Q
period 2016-11-30
TSR INC
filed 2017-01-10
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2016

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

As of December 31, 2016, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2016	May 31, 2016
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$4,697,065	$4,514,157
Certificates of deposit and marketable securities	1,538,760	1,553,272
Accounts receivable, net of allowance for doubtful accounts of $185,000	7,065,679	7,703,680
Other receivables	20,537	10,853
Prepaid expenses	218,605	99,069
Prepaid and recoverable income taxes	55,269	-
Deferred income taxes	118,000	128,000
Total Current Assets	13,713,915	14,009,031

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $272,795 and $262,076	19,614	27,998
Prepaid expenses	47,228	-
Other assets	49,653	49,653
Deferred income taxes	1,000	3,000
Total Assets	$13,831,410	$14,089,682

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$544,869	$723,705
Accrued expenses and other current liabilities	2,379,379	2,634,110
Income taxes payable	-	14,810
Advances from customers	1,198,937	1,245,563
Total Liabilities	4,123,185	4,618,188

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	18,085,978	17,811,884
	23,219,988	22,945,894
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,705,985	9,431,891
Noncontrolling Interest	2,240	39,603
Total Equity	9,708,225	9,471,494
Total Liabilities and Equity	$13,831,410	$14,089,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For The Three and Six Months Ended November 30, 2016 and 2015

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
Revenue, net	$15,042,789	$15,185,006	$30,285,172	$30,419,794

Cost of sales	12,452,751	12,679,391	25,093,651	25,394,583
Selling, general and administrative expenses	2,344,682	2,241,693	4,660,422	4,473,315
	14,797,433	14,921,084	29,754,073	29,867,898
Income from operations	245,356	263,922	531,099	551,896

Other income (loss):
Interest and dividend income	2,682	1,920	5,418	3,749
Unrealized gain (loss) on marketable securities, net	(952)	4,984	2,488	248
Income before income taxes	247,086	270,826	539,005	555,893
Provision for income taxes	110,000	137,000	246,000	277,000
Consolidated net income	137,086	133,826	293,005	278,893
Less: Net income attributable to noncontrolling interest	10,769	13,761	18,911	25,080
Net income attributable to TSR, Inc.	$126,317	$120,065	$274,094	$253,813
Net income per TSR, Inc. common share	$0.06	$0.06	$0.14	$0.13
Weighted average number common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Six Months Ended November 30, 2016 and 2015

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	25,080	25,080

Distribution to noncontrolling interest	-	-	-	-	-	-	(7,800)	(7,800)

Net income attributable to TSR, Inc.	-	-	-	253,813	-	253,813	-	253,813

Balance at November 30, 2015	3,114,163	$31,142	$5,102,868	$17,666,471	$(13,514,003)	$9,286,478	$87,549	$9,374,027

Balance at May 31, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	18,911	18,911

Distribution to noncontrolling interest	-	-	-	-	-	-	(56,274)	(56,274)

Net income attributable to TSR, Inc	-	-	-	274,094	-	274,094	-	274,094

Balance at November 30, 2016	3,114,163	$31,142	$5,102,868	$18,085,978	$(13,514,003)	$9,705,985	$2,240	$9,708,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2016 and 2015

(UNAUDITED)

	Six Months Ended November 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$293,005	$278,893
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,719	11,127
Unrealized gain on marketable securities, net	(2,488)	(248)
Deferred income taxes	12,000	15,000

Changes in operating assets and liabilities:
Accounts receivable	638,001	1,169,514
Other receivables	(9,684)	(5,573)
Prepaid expenses	(166,764)	(49,003)
Prepaid and recoverable income taxes	(55,269)	-
Accounts and other payables and accrued expenses and other current liabilities	(433,567)	(98,056)
Income taxes payable	(14,810)	54,000
Advances from customers	(46,626)	(63,808)
Net cash provided by operating activities	224,517	1,311,846

Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,012,000	996,000
Purchases of marketable securities	(995,000)	(1,282,000)
Purchases of equipment and leasehold improvements	(2,335)	(7,609)
Net cash provided by (used in) investing activities	14,665	(293,609)
Cash flows from financing activities:
Distribution to noncontrolling interest	(56,274)	(7,800)
Net cash used in financing activities	(56,274)	(7,800)
Net increase in cash and cash equivalents	182,908	1,010,437
Cash and cash equivalents at beginning of period	4,514,157	3,669,790
Cash and cash equivalents at end of period	$4,697,065	$4,680,227

Supplemental disclosures of cash flow data:
Income taxes paid	$304,000	$208,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2017. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2016 and May 31, 2016:

	November 30, 2016	May 31, 2016
Cash in banks	$4,134,320	$3,974,007
Money market funds	562,745	540,150
	$4,697,065	$4,514,157

4.	Revenue Recognition

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

November 30, 2016

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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2016 and May 31, 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2016	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,511,000	$-	$1,511,000
Equity Securities	27,760	-	-	27,760
	$27,760	$1,511,000	$-	$1,538,760

May 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$1,528,000	$-	$1,528,000
Equity Securities	25,272	-	-	25,272
	$25,272	$1,528,000	$-	$1,553,272

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at November 30, 2016 and May 31, 2016 are summarized as follows:

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

November 30, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$1,511,000	$-	$-	$1,511,000
Equity Securities	16,866	10,894	-	27,760
	$1,527,866	$10,894	$-	$1 ,538,760

May 31, 2016	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$1,528,000	$-	$-	$1,528,000
Equity Securities	16,866	8,406	-	25,272
	$1,544,866	$8,406	$-	$1,553,272

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

7.	Equity

During the six months ended November 30, 2016 and 2015, the Company did not purchase any shares of its common stock. As of April 7, 2016, the previously announced repurchase plan was terminated with 56,318 shares remaining available for purchase.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. This ASU should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will classify any deferred tax assets and liabilities as noncurrent beginning with the first quarter of fiscal 2018.

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

November 30, 2016

(Unaudited)

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

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the success of the Company’s plan for internal growth; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2016 compared with three months ended November 30, 2015

	(Dollar amounts in thousands)
	Three Months Ended
	November 30,		November 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,043	100.0%	$15,185	100.0%
Cost of sales	12,453	82.8%	12,679	83.5%
Gross profit	2,590	17.2%	2,506	16.5%
Selling, general and administrative expenses	2,345	15.6%	2,242	14.8%
Income from operations	245	1.6%	264	1.7%
Other income, net	2	0.0%	7	0.1%
Income before income taxes	247	1.6%	271	1.8%
Provision for income taxes	110	0.7%	137	0.9%
Consolidated net income	137	0.9%	134	0.9%
Less: Net income attributable to noncontrolling interest	11	0.1%	14	0.1%
Net income attributable to TSR, Inc.	$126	0.8%	$120	0.8%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2016 decreased $142,000 from the prior year quarter. While the overall average number of consultants on billing with customers increased from approximately 350 for the quarter ended November 30, 2015 to 368 for the quarter ended November 30, 2016, the average number of computer programming consultants decreased from 350 for the quarter ended November 30, 2015 to 326 in the quarter ended November 30, 2016. The 368 consultants on billing for the current quarter include 42 administrative workers that the Company placed with two large customers at billing rates 67.7% lower than those charged for computer programming consultants. The Company did not make any placements of administrative workers in the prior year quarter. The Company made these placements of administrative workers in the current quarter at the customers’ specific requests. The Company charges lower daily billing rates for administrative workers, but also pays lower rates to the administrative workers. The Company has not yet determined whether it will provide administrative placements on a more widespread basis in the future.

Cost of Sales

Cost of sales for the quarter ended November 30, 2016 decreased $226,000 or 1.8% to $12,453,000 from $12,679,000 in the prior year period. The decrease in cost of sales resulted primarily from a reduction of computer programming consultants placed with customers, offset by the placement of lower paid administrative workers at two major customers. Cost of sales as a percentage of revenue decreased from 83.5% in the quarter ended November 30, 2015 to 82.8% in the quarter ended November 30, 2016. The decrease in cost of sales as a percentage of revenue was primarily attributable to the placement of administrative workers at higher average markups than the Company’s computer programming consultants. However, because their pay rates averaged 71.3% lower than the computer programming consultants, the daily gross profit in dollars is still lower for the administrative workers than the computer programming consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $103,000 or 4.6% from $2,242,000 in the quarter ended November 30, 2015 to $2,345,000 in the quarter ended November 30, 2016. The increase in these expenses primarily resulted from hiring additional recruiters to support the administrative placement opportunities. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.8% in the quarter ended November 30, 2015 to 15.6% in the quarter ended November 30, 2016 as a result of the additional recruiters hired.

Other Income

Other income for the quarter ended November 30, 2016 resulted primarily from interest and dividend income of $3,000 and a mark to market loss of $1,000 on the Company’s equity securities. Other income for the quarter ended November 30, 2015 resulted primarily from a mark to market gain of $5,000 on the Company’s equity securities and interest and dividend income of $2,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended November 30, 2016 and 2015 reflect the Company’s estimated effective tax rate for the years ending May 31, 2017 and 2016, respectively. These rates were 44.5% for the quarter ended November 30, 2016 and 50.6% for the quarter ended November 30, 2015.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $6,000 from $120,000 in the quarter ended November 30, 2015 to $126,000 in the quarter ended November 30, 2016. This increase was primarily attributable to a lower effective income tax rate.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2016 compared with six months ended November 30, 2015

	(Dollar amounts in thousands)
	Six Months Ended
	November 30,		November 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$30,285	100.0%	$30,420	100.0%
Cost of sales	25,094	82.8%	25,395	83.5%
Gross profit	5,191	17.2%	5,025	16.5%
Selling, general and administrative expenses	4,660	15.4%	4,473	14.7%
Income from operations	531	1.8%	552	1.8%
Other income, net.	8	0.0%	4	0.0%
Income before income taxes	539	1.8%	556	1.8%
Provision for income taxes	246	0.8%	277	0.9%
Consolidated net income	293	1.0%	279	0.9%
Less: Net income attributable to noncontrolling interest	19	0.1%	25	0.1%
Net income attributable to TSR, Inc.	$274	0.9%	$254	0.8%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2016 decreased $135,000 from the prior year period. While the overall average number of consultants on billing with customers increased from approximately 340 for the six months ended November 30, 2015 to 365 for the six months ended November 30, 2016, the average number of computer programming consultants decreased from 340 for the six months ended November 30, 2015 to 323 in the six months ended November 30, 2016. The 365 consultants on billing for the current six month period include 42 administrative workers that the Company placed with two large customers at billing rates 65.0% lower than those charged for computer programming consultants. The Company did not make any placements of administrative workers in the prior year period. The Company made these placements of administrative workers in the current period at the customers’ specific requests. The Company charges lower daily billing rates for administrative workers, but also pays lower rates to the administrative workers. The Company has not yet determined whether it will provide administrative placements on a more widespread basis in the future.

Cost of Sales

Cost of sales for the six months ended November 30, 2016 decreased $301,000 or 1.2% to $25,094,000 from $25,395,000 in the prior year period. The decrease in cost of sales resulted primarily from a reduction of computer programming consultants placed with customers, offset by the placement of lower paid administrative workers at two major customers. Cost of sales as a percentage of revenue decreased from 83.5% in the six months ended November 30, 2015 to 82.8% in the six months ended November 30, 2016. The decrease in cost of sales as a percentage of revenue was primarily attributable to the placement of administrative workers at higher average markups than the Company’s computer programming consultants. However, because their pay rates averaged 69.5% lower than the computer programming consultants, the daily gross profit in dollars is still lower for the administrative workers than the computer programming consultants.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $187,000 or 4.2% from $4,473,000 in the six months ended November 30, 2015 to $4,660,000 in the six months ended November 30, 2016. The increase in these expenses primarily resulted from hiring additional recruiters to support the administrative placement opportunities. The Company expects selling, general and administrative expenses to continue to increase as more recruiters and sales executives are hired to stimulate growth. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.7% in the six months ended November 30, 2015 to 15.4% in the six months ended November 30, 2016 as a result of the additional recruiters hired.

Other Income

Other income for the six months ended November 30, 2016 resulted primarily from a mark to market gain of $3,000 on the Company’s equity securities and interest and dividend income of $5,000. Other income for the six months ended November 30, 2015 resulted primarily from interest and dividend income of $4,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the six month periods ended November 30, 2016 and 2015 reflect the Company’s estimated effective tax rate for the years ending May 31, 2017 and 2016, respectively. These rates were 45.6% for the six months ended November 30, 2016 and 49.8% for the six months ended November 30, 2015.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $20,000 from $254,000 in the six months ended November 30, 2015 to $274,000 in the six months ended November 30, 2016. This increase was primarily attributable to a lower effective income tax rate.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents, certificates of deposit and marketable securities and cash flow provided by operations will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months. The Company does not maintain a line of credit facility with any banking institution.

At November 30, 2016, the Company had working capital (total current assets in excess of total current liabilities) of $9,591,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,236,000 as compared to working capital of $9,391,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,067,000 at May 31, 2016.

For the six months ended November 30, 2016, net cash provided by operating activities was $225,000 compared to net cash provided by operating activities of $1,312,000 for the six months ended November 30, 2015. The cash provided by operating activities in the six months ended November 30, 2016 resulted primarily from consolidated net income of $293,000 and a decrease in accounts receivable of $638,000 offset by a decrease in accounts and other payables and accrued expenses and other liabilities of $434,000 and an increase in prepaid expenses of $167,000. The cash provided by operating activities in the six months ended November 30, 2015 resulted primarily from consolidated net income of $279,000 and a decrease in accounts receivable of $1,170,000 offset by a decrease in accounts and other payables and accrued expenses and other liabilities of $98,000.

Net cash provided by investing activities of $15,000 for the six months ended November 30, 2016 primarily resulted from not reinvesting a certificate of deposit. Net cash used in investing activities of $294,000 for the six months ended November 30, 2015 primarily resulted from investing in additional certificates of deposit.

In the six months ended November 30, 2016, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $56,000, resulting primarily from the distribution of fiscal 2016 earnings from that entity. In the six months ended November 30, 2015, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $8,000.

The Company’s capital resource commitments at November 30, 2016 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. This ASU should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will classify any deferred tax assets and liabilities as noncurrent beginning with the first quarter of fiscal 2018.

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

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of November 30, 2016.

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

Part II. Other Information

Item 6. Exhibits

(a)	Exhibit 31.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by J.F. Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date:	January 10, 2017	/s/ J.F. Hughes
J.F. Hughes, Chairman of the Board, Chief Executive Officer and President

Date:	January 10, 2017	/s/ John G. Sharkey
John G. Sharkey, Vice President-Finance and Principal Accounting Officer