Form 10-Q
period 2017-02-28
TSR INC
filed 2017-04-14
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2017

☐   Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of March 31, 2017, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I.	Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2017	May 31, 2016
	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$4,898,622	$4,514,157
Certificates of deposit and marketable securities	1,290,960	1,553,272
Accounts receivable, net of allowance for doubtful accounts of $185,000	6,742,094	7,703,680
Other receivables	11,911	10,853
Prepaid expenses	215,500	99,069
Prepaid and recoverable income taxes	156,833	-
Deferred income taxes	118,000	128,000
Total Current Assets	13,433,920	14,009,031

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $276,447 and $262,076	19,771	27,998
Prepaid expenses	30,559	-
Other assets	49,653	49,653
Deferred income taxes	1,000	3,000
Total Assets	$13,534,903	$14,089,682
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$415,764	$723,705
Accrued expenses and other current liabilities	2,241,703	2,634,110
Income taxes payable	-	14,810
Advances from customers	1,231,242	1,245,563

Total Liabilities	3,888,709	4,618,188
Commitments and contingencies
Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	18,017,577	17,811,884
	23,151,587	22,945,894
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	9,637,584	9,431,891
Noncontrolling Interest	8,610	39,603
Total Equity	9,646,194	9,471,494
Total Liabilities and Equity	$13,534,903	$14,089,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended February 28, 2017 and February 29, 2016

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Revenue, net	$15,390,236	$15,074,832	$45,675,408	$45,494,626

Cost of sales	12,988,277	12,770,009	38,081,928	38,164,592
Selling, general and administrative expenses	2,521,189	2,318,607	7,181,611	6,791,922
	15,509,466	15,088,616	45,263,539	44,956,514
Income (loss) from operations	(119,230)	(13,784)	411,869	538,112

Other income (loss):
Interest and dividend income	2,649	2,250	8,067	5,999
Unrealized gain (loss) on marketable securities, net	1,200	(4,144)	3,688	(3,896)
Income (loss) before income taxes	(115,381)	(15,678)	423,624	540,215
Provision (benefit) for income taxes	(58,000)	(7,000)	188,000	270,000
Consolidated net income (loss)	(57,381)	(8,678)	235,624	270,215
Less: Net income attributable to noncontrolling interest	11,020	14,969	29,931	40,049
Net income (loss) attributable to TSR, Inc.	$(68,401)	$(23,647)	$205,693	$230,166
Net income (loss) per TSR, Inc. common share	$(0.03)	$(0.01)	$0.10	$0.12
Weighted average number common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Nine Months Ended February 28, 2017 and February 29, 2016

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	40,049	40,049

Distribution to noncontrolling interest	-	-	-	-	-	-	(87,641)	(87,641)

Net income attributable to TSR, Inc.	-	-	-	230,166	-	230,166	-	230,166

Balance at February 29, 2016	3,114,163	$31,142	$5,102,868	$17,642,824	$(13,514,003)	$9,262,831	$22,677	$9,285,508

Balance at May 31, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	29,931	29,931

Distribution to noncontrolling interest	-	-	-	-	-	-	(60,924)	(60,924)

Net income attributable to TSR, Inc.	-	-	-	205,693	-	205,693	-	205,693

Balance at February 28, 2017	3,114,163	$31,142	$5,102,868	$18,017,577	$(13,514,003)	$9,637,584	$8,610	$9,646,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 28, 2017 and February 29, 2016

(UNAUDITED)

	Nine Months Ended
	February 28,	February 29,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$235,624	$270,215
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	14,371	16,919
Unrealized loss (gain) on marketable securities, net	(3,688)	3,896
Deferred income taxes	12,000	24,000

Changes in operating assets and liabilities:
Accounts receivable	961,586	203,357
Other receivables	(1,058)	(7,062)
Prepaid expenses	(146,990)	(23,373)
Prepaid and recoverable income taxes	(156,833)	(4,562)
Accounts and other payables and accrued expenses and other current liabilities	(700,348)	(7,281)
Income taxes payable	(14,810)	(3,877)
Advances from customers	(14,321)	(147,894)
Net cash provided by operating activities	185,533	324,338
Cash flows from investing activities:
Proceeds from maturities of marketable securities	1,509,000	1,493,000
Purchases of marketable securities	(1,243,000)	(1,778,000)
Purchases of equipment and leasehold improvements	(6,144)	(8,857)
Net cash provided by (used in) investing activities	259,856	(293,857)
Cash flows from financing activities:
Distribution to noncontrolling interest	(60,924)	(87,641)
Net cash used in financing activities	(60,924)	(87,641)
Net increase (decrease) in cash and cash equivalents	384,465	(57,160)
Cash and cash equivalents at beginning of period	4,514,157	3,669,790
Cash and cash equivalents at end of period	$4,898,622	$3,612,630

Supplemental disclosures of cash flow data:
Income taxes paid	$348,000	$254,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2016, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 28, 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2017. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2017 and May 31, 2016:

	February 28, 2017	May 31, 2016
Cash in banks	$4,083,962	$3,974,007
Money market funds	814,660	540,150
	$4,898,622	$4,514,157

4.	Revenue Recognition

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

February 28, 2017

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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2017 and May 31, 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$1,262,000	$-	$1,262,000
Equity Securities	28,960	-	-	28,960
	$28,960	$1,262,000	$-	$1,290,960

May 31, 2016	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$1,528,000	$-	$1,528,000
Equity Securities	25,272	-	-	25,272
	$25,272	$1,528,000	$-	$1,553,272

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at February 28, 2017 and May 31, 2016 are summarized as follows:

February 28, 2017 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,262,000	$-	$-	$1,262,000
Equity Securities	16,866	12,094	-	28,960
	$1,278,866	$12,094	$-	$1,290,960

May 31, 2016 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$1,528,000	$-	$-	$1,528,000
Equity Securities	16,866	8,406	-	25,272
	$1,544,866	$8,406	$-	$1,553,272

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited)

7.	Equity

During the nine months ended February 28, 2017 and February 29, 2016, the Company did not purchase any shares of its common stock. As of April 7, 2016, the previously announced repurchase plan was terminated with 56,318 shares remaining available for purchase.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016 and for interim periods within those annual periods. This ASU should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will classify any deferred tax assets and liabilities as noncurrent beginning with the first quarter of fiscal 2018.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2017 compared with three months ended February 29, 2016

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2017		February 29, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,390	100.0%	$15,075	100.0%
Cost of sales	12,988	84.4%	12,770	84.7%
Gross profit	2,402	15.6%	2,305	15.3%
Selling, general and administrative expenses	2,521	16.4%	2,319	15.4%
Loss from operations	(119)	(0.8)%	(14)	(0.1)%
Other income (expense), net	4	0.0%	(2)	(0.0)%
Loss before income taxes	(115)	(0.8)%	(16)	(0.1)%
Benefit for income taxes	(58)	(0.4)%	(7)	(0.0)%
Consolidated net loss	(57)	(0.4)%	(9)	(0.1)%
Less: Net income attributable to noncontrolling interest	11	0.1%	15	0.1%
Net loss attributable to TSR, Inc.	$(68)	(0.5)%	$(24)	(0.2)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2017 increased $315,000 or 2.1% from the prior year quarter. The overall average number of consultants on billing with customers increased from 357 for the quarter ended February 29, 2016 to 394 for the quarter ended February 28, 2017, while the average number of computer programming consultants decreased from 357 for the quarter ended February 29, 2016 to 328 in the quarter ended February 28, 2017. The 394 consultants on billing for the current quarter include 66 administrative workers that the Company placed with two large customers at billing rates 70.1% lower than those charged for computer programming consultants. The Company did not make any placements of administrative workers in the prior year quarter. The Company made these placements of administrative workers in the current quarter at the customers’ specific requests. The Company charges lower daily billing rates for administrative workers, but also pays lower rates to the administrative workers. The Company has not yet determined whether it will provide administrative placements on a more widespread basis in the future.

Cost of Sales

Cost of sales for the quarter ended February 28, 2017 increased $218,000 or 1.7% to $12,988,000 from $12,770,000 in the prior year quarter. The increase in cost of sales resulted primarily from an increase in consultants placed with customers. The placement of lower paid administrative workers at two major customers offset the reduction in the average number of computer programming consultants placed with customers. Cost of sales as a percentage of revenue decreased from 84.7% in the quarter ended February 29, 2016 to 84.4% in the quarter ended February 28, 2017. The decrease in cost of sales as a percentage of revenue was primarily attributable to the placement of administrative workers at higher average markups than the Company’s computer programming consultants. However, because their pay rates averaged 73.1% lower than the computer programming consultants, the daily gross profit in dollars is still lower for the administrative workers than the computer programming consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $202,000 or 8.7% from $2,319,000 in the quarter ended February 29, 2016 to $2,521,000 in the quarter ended February 28, 2017. The increase in these expenses primarily resulted from hiring additional recruiters and increases in other related expenses to support the administrative placement opportunities. Selling, general and administrative expenses, as a percentage of revenue, increased from 15.4% in the quarter ended February 29, 2016 to 16.4% in the quarter ended February 28, 2017 as a result of the additional recruiters hired.

Other Income (Expense)

Other income for the quarter ended February 28, 2017 resulted primarily from interest and dividend income of $3,000 and a mark to market gain of $1,000 on the Company’s equity securities. Other expense for the quarter ended February 29, 2016 resulted primarily from a mark to market loss of $4,000 on the Company’s equity securities and interest and dividend income of $2,000.

Income Taxes

The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2017 and February 29, 2016 reflect the Company’s estimated effective tax rate for the years ending May 31, 2017 and 2016, respectively. These rates were (50.4)% for the quarter ended February 28, 2017 and (43.8)% for the quarter ended February 29, 2016.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. increased $44,000 from $24,000 in the quarter ended February 29, 2016 to $68,000 in the quarter ended February 28, 2017. This increase was attributable to an increase in selling, general and administrative expenses primarily related to the placement of administrative workers.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2017 compared with nine months ended February 29, 2016

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2017		February 29, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$45,675	100.0%	$45,495	100.0%
Cost of sales	38,082	83.4%	38,165	83.9%
Gross profit	7,593	16.6%	7,330	16.1%
Selling, general and administrative expenses	7,181	15.7%	6,792	14.9%
Income from operations	412	0.9%	538	1.2%
Other income, net	12	0.0%	2	0.0%
Income before income taxes	424	0.9%	540	1.2%
Provision for income taxes	188	0.4%	270	0.6%
Consolidated net income	236	0.5%	270	0.6%
Less: Net income attributable to noncontrolling interest	30	0.1%	40	0.1%
Net income attributable to TSR, Inc.	$206	0.4%	$230	0.5%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2017 increased $180,000 from the prior year period. The overall average number of consultants on billing with customers increased from 351 for the nine months ended February 29, 2016 to 374 for the nine months ended February 28, 2017, while the average number of computer programming consultants decreased from 351 for the nine months ended February 29, 2016 to 324 in the nine months ended February 28, 2017. The 374 consultants on billing for the current nine month period include 50 administrative workers that the Company placed with two large customers at billing rates 66.7% lower than those charged for computer programming consultants. The Company did not make any placements of administrative workers in the prior year period. The Company made these placements of administrative workers in the current period at the customers’ specific requests. The Company charges lower daily billing rates for administrative workers, but also pays lower rates to the administrative workers. The Company has not yet determined whether it will provide administrative placements on a more widespread basis in the future.

Cost of Sales

Cost of sales for the nine months ended February 28, 2017 decreased $83,000 or 0.2% to $38,082,000 from $38,165,000 in the prior year period. The decrease in cost of sales resulted primarily from a reduction of computer programming consultants placed with customers, offset by the placement of lower paid administrative workers at two major customers. Cost of sales as a percentage of revenue decreased from 83.9% in the nine months ended February 29, 2016 to 83.4% in the nine months ended February 28, 2017. The decrease in cost of sales as a percentage of revenue was primarily attributable to the placement of administrative workers at higher average markups than the Company’s computer programming consultants. However, because their pay rates averaged 70.7% lower than the computer programming consultants, the daily gross profit in dollars is still lower for the administrative workers than the computer programming consultants.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $389,000 or 5.7% from $6,792,000 in the nine months ended February 29, 2016 to $7,181,000 in the nine months ended February 28, 2017. The increase in these expenses primarily resulted from hiring additional recruiters and increases in other related expenses to support the administrative placement opportunities. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.9% in the nine months ended February 29, 2016 to 15.7% in the nine months ended February 28, 2017 as a result of the additional recruiters hired.

Other Income

Other income for the nine months ended February 28, 2017 resulted primarily from a mark to market gain of $4,000 on the Company’s equity securities and interest and dividend income of $8,000. Other income for the nine months ended February 29, 2016 resulted primarily from interest and dividend income of $6,000 and a mark to market loss of $4,000 on the Company’s equity securities.

Income Taxes

The income tax provision included in the Company’s results of operations for the nine month periods ended February 28, 2017 and February 29, 2016 reflect the Company’s estimated effective tax rate for the years ending May 31, 2017 and 2016, respectively. These rates were 44.3% for the nine months ended February 28, 2017 and 50.0% for the nine months ended February 29, 2016.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. decreased $24,000 from $230,000 in the nine months ended February 29, 2016 to $206,000 in the nine months ended February 28, 2017. This decrease was attributable to an increase in selling, general and administrative expenses primarily related to the placement of administrative workers.

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

At February 28, 2017, the Company had working capital (total current assets in excess of total current liabilities) of $9,545,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,190,000 as compared to working capital of $9,391,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,067,000 at May 31, 2016.

For the nine months ended February 28, 2017, net cash provided by operating activities was $186,000 compared to net cash provided by operating activities of $324,000 for the nine months ended February 29, 2016. The cash provided by operating activities in the nine months ended February 28, 2017 resulted primarily from consolidated net income of $236,000 and a decrease in accounts receivable of $962,000 offset by a decrease in accounts and other payables and accrued expenses and other liabilities of $700,000, an increase in prepaid expenses of $147,000 and an increase in prepaid and recoverable income taxes of $157,000. The cash provided by operating activities in the nine months ended February 29, 2016 resulted primarily from consolidated net income of $270,000 and a decrease in accounts receivable of $203,000 offset by a decrease in advances from customers of $148,000.

Net cash provided by investing activities of $260,000 for the nine months ended February 28, 2017 primarily resulted from not reinvesting a certificate of deposit until after the end of the period. Net cash used in investing activities of $294,000 for the nine months ended February 29, 2016 primarily resulted from investing in additional certificates of deposit of $285,000 and the purchase of fixed assets of $9,000.

In the nine months ended February 28, 2017, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $61,000, resulting primarily from the distribution of fiscal 2016 earnings from that entity. In the nine months ended February 29, 2016, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $88,000.

The Company’s capital resource commitments at February 28, 2017 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of February 28, 2017.

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

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date:	April 14, 2017	/s/ J.F. Hughes
J.F. Hughes, Chairman of the Board, Chief Executive Officer and President

Date:	April 14, 2017	/s/ John G. Sharkey
John G. Sharkey, Vice President-Finance and Principal Accounting Officer