Form 10-K
period 2017-05-31
TSR INC
filed 2017-08-15
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2017

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
☒ Smaller Reporting Company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $5.65 at November 30, 2016 was $5,848,000.

The number of shares of the Registrant’s common stock outstanding as of June 30, 2017 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2017 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2017

PART I

Item 1.	Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2017, the Company provided IT staffing services to 64 customers. Beginning in the year ended May 31, 2017, the Company also provided contract administrative (non-IT) workers to two of its significant IT customers.

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

STAFFING SERVICES

The Company’s contract computer programming services involve the provision of technical staff to customers to meet the specialized requirements of their IT operations. The technical personnel provided by the Company generally supplement the in-house capabilities of the Company’s customers. The Company’s approach is to make available to its customers a broad range of technical personnel to meet their requirements rather than focusing on specific specialized areas. The Company has staffing capabilities in the areas of application development in .net and java, mobile applications for android and IOS platforms, project management, IT security specialists, cloud development and architecture, business analysts, UI design and development, network infrastructure and support and database development and administration. The Company’s services provide customers with flexibility in staffing their day-to-day operations, as well as special projects, on a short-term or long-term basis.

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

In the past several years, an increasing number of companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to an industry wide decline in domestic IT staffing revenue. There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

Beginning in the year ended May 31, 2017, the Company also provided contract administrative (non-IT) workers to two of its significant IT customers. This service was added at the customers’ request. The recruiting for these positions is less demanding and the Company has hired a separate recruiting staff to handle this business, which includes both-in house and off-shore recruiters. There can be no assurance that the customers will continue to request these services. The Company has no plans to attempt to expand this aspect of its business beyond its existing customers.

OPERATIONS

The Company provides contract computer programming services primarily in the New York metropolitan area, New England, and the Mid-Atlantic region, although there are also customer locations around the country where the Company places contractors. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. Competition from larger competitors for recruiters has created more turnover than expected and increased the cost of retaining recruiters, making it more difficult to increase the number of technical recruiters on staff. As of May 31, 2017, the Company employed 22 persons who are responsible for recruiting technical personnel and 13 persons who are account executives. There were an additional 3 recruiting positions open at May 31, 2017 due to turnover near the fiscal year end. As of May 31, 2016, the Company had employed 23 technical personnel recruiters and 13 account executives. Although the number of technical recruiters and account executives has remained substantially the same in fiscal 2017 and fiscal 2016, there have been several personnel changes within each group.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 64 customers during the year ended May 31, 2017 as compared to 77 in the prior fiscal year. The reduction in customers did not include any significant accounts. The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In the fiscal year ended May 31, 2017, the Company had three customers which each provided more than 10% of consolidated revenues: Citigroup (19.4%), Pontoon, formerly Beeline (12.9%), and Consolidated Edison (12.6%). Pontoon provides vendor management services under an arrangement where the Company enters into a subcontract with Pontoon and Pontoon directly contracts with six end customers. The Pontoon end customers for which the Company provides services include Bristol Myers Squibb, which alone constituted 8.7% of the Company’s consolidated revenue for the year ended May 31, 2017. Additionally, the Company’s top ten customers (including end customers of vendor management companies) accounted for 82% of consolidated revenue in fiscal 2017 and fiscal 2016. While continuing its efforts to further expand its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 33% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have negatively affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 33% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company primarily recruits technical personnel by posting jobs on the Internet and, on occasion, by publishing advertisements in local newspapers and attending job fairs. The Company devotes significant resources to recruiting technical personnel, maintaining 22 recruiters based in the U.S., additionally contracting with an India based company for 4 recruiters in India to help locate U.S. based technical consultants and contracting for 3 recruiters in the Philippines to assist in locating administrative (non-IT) workers. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2017, the Company employed 428 people including its 3 executive officers. Of such employees, 13 were engaged in sales, 22 were recruiters for programmers, 376 were IT and administrative (non-IT) contractors, and 14 were in corporate administrative and clerical functions. None of the Company’s employees belong to unions.

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

Dependence Upon Key Personnel

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company has elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. The Company is dependent on Christopher Hughes in his corporate positions and as President of TSR Consulting Services, Inc. The Company has an employment agreement with Christopher Hughes which expires May 31, 2022. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with these persons. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers

In the fiscal year ended May 31, 2017, the Company’s three largest customers, Citigroup, Pontoon and Consolidated Edison, accounted for 19.4%, 12.9%, and 12.6% of the Company’s consolidated revenue, respectively. Pontoon is a vendor management company through which the Company provides services to six end customers, of which Bristol Myers Squibb is the most significant, representing 8.7% of the Company’s consolidated revenue for fiscal 2017. In total, the Company derives over 33% of its revenue from accounts with vendor management companies. The Company’s ten largest customers provided 82% of consolidated revenue in fiscal 2017. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 33% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services have negatively affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. See “Rapidly Changing Industry” below.

The accounts receivable balances associated with the Company’s largest customers were $3,340,000 for three customers at May 31, 2017 and $3,735,000 for four customers at May 31, 2016. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

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

Vendor Management Companies

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and in excess of 33% of the Company’s revenue is derived through vendor management companies. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business with its existing customers. It also reduces the Company’s profit margins.

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

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. Therefore, any significant economic downturn could have a material adverse effect on the Company’s results of operations. As a result of the broad based economic downturn that began in 2008, the Company experienced a decrease in the number of consultants on billing with customers, only recently returning to the early 2008 numbers of consultants on billing with customers. Industry-wide IT spending during the 2017 fiscal year appears to have decreased, particularly among foreign based financial services customers. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in expanding its customer base beyond its core customers. There is no assurance that the Company will achieve growth in its revenue.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employer’s portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms and the imposition of penalties for failure to provide health insurance to employees under the Affordable Care Act which went into effect January 1, 2015. Additionally, the New York City Council has approved a measure which went into effect in April 2014 requiring the Company to provide five paid sick days per year. Several municipalities, such as Newark and Jersey City, New Jersey, have enacted similar statutes. The Company has not been able to sufficiently increase the fees charged to its customers to cover these mandated cost increases. There are also proposals on the federal and state levels to phase in paid or partially paid family leave. It is too early to determine how this will affect the Company’s profitability. New York State recently passed a paid family leave law effective January 1, 2018 that is not expected to increase employer costs.

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

Effect of Immigration Restrictions

The Company obtains many of its technical personnel by subcontracting with companies that utilize foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The Company also sponsors foreign nationals on H-1B visas on a limited basis. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree. U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Current and future restrictions on the availability of such visas could restrain the Company’s ability to acquire the skilled professionals needed to meet our customers’ requirements, which could have a material adverse effect on our business. The scope and impact of these changes on the staffing industry and the Company remain unclear, however a narrow interpretation and vigorous enforcement could adversely affect the ability of entities with which the Company subcontracts to utilize foreign nationals and/or renew existing foreign national consultants on assignment. There can be no assurance that the Company or its subcontractors will be able to keep or replace all foreign nationals currently on assignment, or continue to acquire foreign national talent at the same rates as in the past.

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

Potential for Contract and Other Liability

The personnel provided by the Company to customers provide services involving key aspects of its customers’ software applications. A failure in providing these services could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. The Company attempts to limit, contractually, its liability for damages arising from negligence or omissions in rendering services, but it is not always successful in negotiating such limits. Furthermore, due to increased competition and the requirements of vendor management companies, the Company may be required to accept less favorable terms regarding limitations on liability, including assuming obligations to indemnify customers for damages sustained in connection with the provision of our services. There can be no assurance our contracts will include the desired limitations of liability or that the limitations of liability set forth in our contracts would be enforceable or would otherwise protect the Company from liability for damages.

The Company’s business involves assigning personnel to the workplace of the client, typically under the client’s supervision. Although the Company has little control over the client’s workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against the Company’s personnel by customers. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel errors, misuse of client proprietary information or theft of client property. To reduce these exposures, the Company maintains insurance policies and a fidelity bond covering general liability, worker’s compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its customers for these exposures. Certain of these costs and liabilities are not covered by insurance. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

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

Voting Power of Major Stockholder

Joseph F. Hughes, the former Chairman, Chief Executive Officer, President and Treasurer of the Company, and members of his family own Common Stock representing approximately 46.9% of the Company’s voting power as of June 30, 2017. As such, Joseph F. Hughes has significant voting power on all matters submitted to a vote of the Company’s common stockholders.

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

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2020, with annual rentals of approximately $81,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires August 2022) and Edison, New Jersey (lease expires February 2019), with aggregate annual rentals of approximately $148,000 and $143,000, respectively.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3.	Legal Proceedings

There are no material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2017 and 2016:

	JUNE 1, 2016 – MAY 31, 2017
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$6.80	$9.50	$6.70	$8.00
Low Sales Price	3.42	4.70	4.80	4.35

	JUNE 1, 2015 – MAY 31, 2016
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$4.77	$4.83	$5.03	$4.12
Low Sales Price	3.51	4.00	3.49	3.37

There were 56 holders of record of the Company’s Common Stock as of June 30, 2017. Additionally, the Company estimates that there were approximately 775 beneficial holders as of that date. On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to stockholders of record on June 16, 2017. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There are no securities authorized for issuance under any equity compensation plans.

Item 6.	Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2017	May 31, 2016	May 31, 2015	May 31, 2014	May 31, 2013

Revenue, Net	$62,573	$60,998	$57,403	$49,530	$44,914

Income (Loss) From Operations	562	839	432	25	(716)

Net Income (Loss) Attributable to TSR, Inc.	268	399	193	(86)	(520)

Basic Net Income (Loss) Per TSR, Inc. Common Share	0.14	0.20	0.10	(0.04)	(0.26)

Working Capital	7,689	9,391	8,986	8,706	8,717

Total Assets	14,535	14,090	14,051	13,563	13,619

Total TSR, Inc. Equity	7,738	9,432	9,033	8,840	8,926

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	3.94	4.81	4.60	4.51	4.55

Cash Dividends Declared Per TSR, Inc. Common Share	$1.00	$0.00	$0.00	$0.00	$1.50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of net income. There can be no assurance that historical trends in operating results will continue in the future:

	Year Ended May 31, (Dollar Amounts in Thousands)
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$62,573	100.0%	$60,998	100.0%
Cost of Sales	52,327	83.6	51,039	83.7
Gross Profit	10,246	16.4	9,959	16.3
Selling, General and Administrative Expenses	9,684	15.5	9,120	14.9
Income from Operations	562	0.9	839	1.4
Other Income, Net	15	0.0	6	0.0
Income Before Income Taxes	577	0.9	845	1.4
Provision for Income Taxes	263	0.4	389	0.6
Consolidated Net Income	314	0.5	456	0.8
Net Income Attributable to Noncontrolling Interest	46	0.1	57	0.1
Net Income Attributable to TSR, Inc.	$268	0.4%	$399	0.7%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2017 increased $1,575,000 or 2.6% from fiscal 2016. The overall average number of consultants on billing with customers increased from 350 for the fiscal ended May 31, 2016 to 379 for the fiscal year ended May 31, 2017, while the average number of computer programming consultants decreased from 350 for the fiscal year ended May 31, 2016 to 328 in the fiscal year ended May 31, 2017. The 379 consultants on billing for the current period include 51 administrative (non-IT) workers that the Company placed with two large customers at the customers’ requests at billing rates 67.6% lower than those charged for computer programming consultants. The Company did not make any placements of administrative (non-IT) workers in the prior fiscal year. The Company charges lower daily billing rates for administrative (non-IT) workers, but also pays lower rates to the administrative (non-IT) workers.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2017 increased $1,288,000 or 2.5% to $52,327,000 from $51,039,000 in the prior fiscal year. The increase in cost of sales resulted primarily from an increase in consultants placed with customers. The placement of lower paid administrative (non-IT) workers at two major customers offset the reduction in the average number of computer programming consultants placed with customers. Cost of sales as a percentage of revenue decreased from 83.7% in the fiscal year ended May 31, 2016 to 83.6% in the fiscal year ended May 31, 2017. The decrease in cost of sales as a percentage of revenue was primarily attributable to the placement of administrative (non-IT) workers at higher average markups than the Company’s computer programming consultants. However, because their pay rates averaged 71.1% lower than the computer programming consultants, the daily gross profit per worker in dollars is still lower for the administrative (non-IT) workers than the computer programming consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $564,000 or 6.2% from $9,120,000 in the fiscal year ended May 31, 2016 to $9,684,000 in the fiscal year ended May 31, 2017. This increase was primarily attributable to an increase in the cost of in-house recruiters, amounts paid for offshore recruiting services to support the hiring of contract administrative (non-IT) workers and professional fees. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.9% in the fiscal year ended May 31, 2016 to 15.5% in the fiscal year ended May 31, 2017 as a result of the additional expenses not yielding sufficient additional revenue.

Other Income

Other income for the fiscal year ended May 31, 2017 resulted primarily from interest and dividend income of $11,000 and a mark to market gain of approximately $4,000 on the Company’s marketable equity securities. Other income for the fiscal year ended May 31, 2016 resulted primarily from interest and dividend income of $9,000 decreased by a mark to market loss of approximately $3,000 on the Company’s marketable equity securities.

Income Taxes

The effective income tax rates were 45.6% for the fiscal year ended May 31, 2017 and 46.0% for the fiscal year ended May 31, 2016. State income taxes were slightly lower in fiscal year 2017 as compared with fiscal year 2016.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. decreased $131,000 from $399,000 in the fiscal year ended May 31, 2016 to net income of $268,000 in the fiscal year ended May 31, 2017. This decrease in net income was primarily attributable to the increase in selling, general and administrative expenses outpacing the increase in gross profit generated by the revenue increase.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that its available cash, certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the date of these financial statements.

At May 31, 2017, the Company had working capital (total current assets in excess of total current liabilities) of $7,689,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,745,000 as compared to working capital of $9,391,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,067,000 at May 31, 2016. The decrease in working capital is primarily attributable to the special cash dividend of $1.00 per share declared on May 25, 2017 and payable on July 14, 2017 to shareholders of record on June 16, 2017. There were 1,962,062 shares of the Company’s Common Stock outstanding on the record date, June 16, 2017.

Net cash flow of $750,000 was provided by operations during fiscal 2017 as compared to $1,228,000 of net cash flow provided by operations in fiscal 2016. The cash provided by operations for fiscal 2017 primarily resulted from consolidated net income of $314,000, a decrease in accounts receivable of $379,000 and an increase in accounts and other payables and accrued and other liabilities of $125,000, offset, to some extent, by an increase in prepaid expenses of $77,000 and an increase in prepaid and recoverable income taxes of $95,000. The cash provided by operations for fiscal 2016 primarily resulted from consolidated net income of $456,000 and a decrease in accounts receivable of $1,036,000, offset, to some extent, by a decrease in accounts and other payables and accrued and other liabilities of $155,000 and a decrease in advances from customers of $186,000. The decrease in accounts receivable primarily resulted from a greater number of clients instituting prompt payment discounts.

Net cash provided by investing activities amounted to $523,000 for fiscal 2017, compared to $296,000 in net cash used in investing activities in fiscal 2016. The cash provided by investing activities in 2017 primarily resulted from maturing certificates of deposit, a portion of which were not rolled over. The net cash used in investing activities for fiscal 2016 primarily resulted from investing in additional certificates of deposit.

Net cash used in financing activities of $64,000 and $88,000 during the fiscal years ended May 31, 2017 and 2016, respectively, resulted from distributions to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions, LLC.

The Company’s capital resource commitments at May 31, 2017 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2017.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2018. The Company’s deferred tax assets and liabilities will all be classified as noncurrent.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TSR, Inc.

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries as of May 31, 2017 and 2016, and the related consolidated statements of income, equity, and cash flows for the years then ended. TSR, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSR, Inc. and Subsidiaries as of May 31, 2017 and 2016 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

August 15, 2017

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2017 and 2016

ASSETS

	2017	2016
Current Assets:

Cash and cash equivalents	$5,723,976	$4,514,157
Certificates of deposit and marketable securities	1,020,888	1,553,272
Accounts receivable:
Trade, net of allowance for doubtful accounts of $185,000 in 2017 and 2016	7,324,291	7,703,680
Other	18,455	10,853
	7,342,746	7,714,533

Prepaid expenses	176,397	99,069
Prepaid and recoverable income taxes	94,833	-
Deferred income taxes	106,000	128,000
Total Current Assets	14,464,840	14,009,031

Equipment and leasehold improvements, at cost:
Equipment	98,889	99,244
Furniture and fixtures	111,107	111,107
Automobiles	19,665	19,665
Leasehold improvements	60,058	60,058
	289,719	290,074

Less accumulated depreciation and amortization	269,069	262,076
	20,650	27,998

Other assets	49,653	49,653
Deferred income taxes	-	3,000
Total Assets	$14,535,143	$14,089,682

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2017 and 2016

LIABILITIES AND EQUITY

	2017	2016
Current Liabilities:

Accounts and other payables	$644,834	$723,705
Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,699,686	2,481,436
Other	138,372	152,674
	2,838,058	2,634,110

Income taxes payable	-	14,810
Dividends payable	1,962,062	-
Advances from customers	1,330,714	1,245,563
Total Liabilities	6,775,668	4,618,188

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	16,118,011	17,811,884
	21,252,021	22,945,894
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	7,738,018	9,431,891
Noncontrolling Interest	21,457	39,603
Total Equity	7,759,475	9,471,494
Total Liabilities and Equity	$14,535,143	$14,089,682

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended May 31, 2017 and 2016

	2017	2016

Revenue, net	$62,572,585	$60,998,281
Cost of sales	52,326,521	51,038,879
Selling, general and administrative expenses	9,683,601	9,120,526
	62,010,122	60,159,405
Income from operations	562,463	838,876
Other income:
Interest and dividend income	10,888	8,621
Unrealized gain (loss) from marketable securities, net	3,616	(2,296)
	14,504	6,325
Income before income taxes	576,967	845,201
Provision for income taxes	263,000	389,000
Consolidated net income	313,967	456,201
Less: Net income attributable to noncontrolling interest	45,778	56,975
Net income attributable to TSR, Inc.	$268,189	$399,226
Net income per TSR, Inc. common share	$0.14	$0.20
Weighted average number of common shares outstanding	1,962,062	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2017 and 2016

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at June 1, 2015	3,114,163	$31,142	$5,102,868	$17,412,658	$(13,514,003)	$9,032,665	$70,269	$9,102,934

Net income attributable to noncontrolling interest	-	-	-	-	-	-	56,975	56,975
Distribution to noncontrolling interest	-	-	-	-	-	-	(87,641)	(87,641)

Net income attributable to TSR, Inc.	-	-	-	399,226	-	399,226	-	399,226

Balance at May 31, 2016	3,114,163	31,142	5,102,868	17,811,884	(13,514,003)	9,431,891	39,603	9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	45,778	45,778

Distribution to noncontrolling interest	-	-	-	-	-	-	(63,924)	(63,924)

Cash dividend declared	-	-	-	(1,962,062)	-	(1,962,062)	-	(1,962,062)

Net income attributable to TSR, Inc.	-	-	-	268,189	-	268,189	-	268,189

Balance at May 31, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Consolidated net income	$313,967	$456,201
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	19,976	22,765
Provision for bad debts	-	15,000
Unrealized (gain) loss from marketable securities, net	(3,616)	2,296
Deferred income taxes	25,000	17,000

Changes in operating assets and liabilities:
Accounts receivable-trade	379,389	1,036,104
Other receivables	(7,602)	(8,395)
Prepaid expenses	(77,328)	17,027
Prepaid and recoverable income taxes	(94,833)	-
Accounts and other payables and accrued expenses and other current liabilities	125,077	(155,132)
Income taxes payable	(14,810)	10,933
Advances from customers	85,151	(185,959)
Net cash provided by operating activities	750,371	1,227,840
Cash flows from investing activities:
Proceeds from maturities of marketable securities	2,523,000	1,762,000
Purchases of marketable securities	(1,987,000)	(2,046,000)
Purchases of equipment and leasehold improvements	(12,628)	(11,832)
Net cash provided by (used in) investing activities	523,372	(295,832)
Cash flows from financing activities:
Distributions to noncontrolling interest	(63,924)	(87,641)
Net cash used in financing activities	(63,924)	(87,641)
Net increase in cash and cash equivalents	1,209,819	844,367

Cash and cash equivalents at beginning of year	4,514,157	3,669,790
Cash and cash equivalents at end of year	$5,723,976	$4,514,157
Supplemental disclosures of cash flow data:
Income taxes paid	$348,000	$361,000
Non-cash:
Dividends declared and payable	$1,962,000	$-

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017 and 2016

(1)	Summary of Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. In addition, beginning in fiscal 2017, the Company provided administrative (non-IT) workers on a contract basis to two of its existing customers. In fiscal 2017, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 44.9%. The largest of these constituted 19.4% of consolidated revenue. In fiscal 2016, four customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 55.0%. The largest of these constituted 17.7% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $3,340,000 for three customers at May 31, 2017 and $3,735,000 for four customers at May 31, 2016. The Company operates in one business segment, contract staffing services.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of TSR, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Revenue Recognition

The Company’s contract computer programming and administrative staffing services are generally provided under time and materials arrangements with its customers. Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. These conditions occur when a customer agreement is effected and the consultant performs the authorized services. Revenue is recorded net of all discounts and processing fees. Advances from customers represent amounts received from customers prior to the Company’s completion of the related services and credit balances from overpayments.

Reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

(d)	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2017 and 2016:

	2017	2016
Cash in banks	$4,634,245	$3,974,007
Money market funds	840,731	540,150
Certificates of deposit	249,000	-
	$5,723,976	$4,514,157

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2017 and 2016

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2017 and 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$992,000	$-	$992,000
Equity Securities	28,888	-	-	28,888
	$28,888	$992,000	$-	$1,020,888

May 31, 2016	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$1,528,000	$-	$1,528,000
Equity Securities	25,272	-	-	25,272
	$25,272	$1,528,000	$-	$1,553,272

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at May 31, 2017 and 2016 are summarized as follows:

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2017 and 2016

May 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$992,000	$-	$-	$992,000
Equity Securities	16,866	12,022	-	28,888
	$1,008,866	$12,022	$-	$1,020,888

May 31, 2016
Current
Certificates of Deposit	$1,528,000	$-	$-	$1,528,000
Equity Securities	16,866	8,406	-	25,272
	$1,544,866	$8,406	$-	$1,553,272

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

May 31, 2017 and 2016

(h)	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2017 or 2016.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of fiscal 2018. The Company’s deferred tax assets and liabilities will all be classified as noncurrent.

 (Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2017 and 2016

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed Federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. The Company’s accounts receivable represent 47 accounts with open balances as of May 31, 2017. As a percentage of revenue, the three largest customers among these 47 accounts consisted of 45.6% of the net accounts receivable balance at May 31, 2017.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2017 and 2016

(2)	Income Taxes

A reconciliation of the provision for income taxes computed at the Federal statutory rates for fiscal 2017 and 2016 to the reported amounts is as follows:

	2017		2016
	Amount	%	Amount	%
Amounts at statutory Federal tax rate	$196,000	34.0%	$287,000	34.0%
Noncontrolling interest	(16,000)	(2.8)	(19,000)	(2.3)
State and local taxes, net of Federal income tax effect.	56,000	9.7	88,000	10.4
Non-deductible expenses and other	27,000	4.7	33,000	3.9
	$263,000	45.6%	$389,000	46.0%

The components of the provision for income taxes are as follows:

	Federal	State	Total
2017: Current	$170,000	$68,000	$238,000
Deferred	8,000	17,000	25,000
	$178,000	$85,000	$263,000

2016: Current	$253,000	$119,000	$372,000
Deferred	3,000	14,000	17,000
	$256,000	$133,000	$389,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2017 and 2016 are as follows:

	2017	2016
Allowance for doubtful accounts receivable	$75,000	$78,000
Accrued compensation and other accrued expenses	38,000	50,000
Net operating loss carryforward	-	10,000
Equipment and leasehold improvement depreciation and amortization	(4,000)	(6,000)
Acquired client relationships	2,000	2,000
Unrealized gain	(5,000)	(3,000)
Total deferred income tax assets	$106,000	$131,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.

 (Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2017 and 2016

The Company has no unrecognized tax benefits at May 31, 2017 and 2016. The Company’s Federal and state income tax returns prior to fiscal year 2014 are closed.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

(3)	Commitments and Contingencies

A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2017 follows:

Fiscal Year	Amount
2018	$372,000
2019	342,000
2020	241,000
2021	209,000
2022	161,000
thereafter	41,000

Total	$1,366,000

Total rent expenses under all lease agreements amounted to $372,000 and $379,000 in fiscal 2017 and 2016, respectively.

The Company has entered into employment agreements with two of its executive officers expiring in 2020 and 2022, respectively. The total remaining payments under these agreements is $2,500,000 at May 31, 2017.

From time to time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(4)	Stockholders’ Equity

On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to shareholders of record on June 16, 2017. This dividend totaled$1,962,062. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

During the years ended May 31, 2017 and 2016, the Company did not purchase any of its common stock on the open market under the previously announced plan. As of April 7, 2016, the previously announced plan was terminated with 56,318 shares remaining available for purchase.

(5)	Subsequent Event

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company has elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments of the lease for the automobile used by Joseph F. Hughes until the lease expires in May, 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2017.

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

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2017 Annual Meeting of Stockholders.

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
Christopher Hughes, Chairman, Chief Executive Officer, President and Treasurer

Dated: August 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Christopher Hughes
Christopher Hughes, Chairman, Chief Executive Officer, President and Treasurer

/s/ John G. Sharkey
John G. Sharkey, Vice President, Finance and Principal Accounting Officer

/s/ James J. Hill
James J. Hill, Director

/s/ Raymond A. Roel
Raymond A. Roel, Director

/s/ Brian J. Mangan
Brian J. Mangan, Director

/s/ Regina Dowd
Regina Dowd, Director

Dated: August 15, 2017

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2017

Exhibit Number	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on April 10, 2015.

10.1	Employment Agreement between TSR, Inc. and Christopher Hughes dated as of May 1, 2017. Incorporated by reference to the Form 8-K filed by the Company on April 14, 2017.

10.2	Employment Agreement dated as of June 1, 2015 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on April 28, 2015.

21	List of Subsidiaries.

31.1	Certification by Christopher Hughes Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Christopher Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.