Form 10-Q
period 2017-08-31
TSR INC
filed 2017-10-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2017

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of September 30, 2017, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2017 (Unaudited)	May 31, 2017 (see Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$4,558,586	$5,723,976
Certificates of deposit and marketable securities	772,056	1,020,888
Accounts receivable, net of allowance for doubtful accounts of $185,000	7,484,154	7,324,291
Other receivables	4,307	18,455
Prepaid expenses	109,796	176,397
Prepaid and recoverable income taxes	-	94,833
Deferred income taxes	-	106,000
Total Current Assets	12,928,899	14,464,840

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $273,279 and $269,069	16,440	20,650
Other assets	49,653	49,653
Deferred income taxes	112,000	-
Total Assets	$13,106,992	$14,535,143
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$741,760	$644,834
Accrued expenses and other current liabilities	3,252,123	2,838,058
Income taxes payable	23,793	-
Dividends payable	-	1,962,062
Advances from customers	1,173,832	1,330,714
Total Liabilities	5,191,508	6,775,668

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	16,259,100	16,118,011
	21,393,110	21,252,021
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	7,879,107	7,738,018
Noncontrolling Interest	36,377	21,457
Total Equity	7,915,484	7,759,475
Total Liabilities and Equity	$13,106,992	$14,535,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For The Three Months Ended August 31, 2017 and 2016

(UNAUDITED)

	Three Months Ended August 31,
	2017	2016
Revenue, net	$17,037,108	$15,242,383

Cost of sales	14,192,630	12,640,900
Selling, general and administrative expenses	2,567,989	2,315,740
	16,760,619	14,956,640
Income from operations	276,489	285,743

Other income (loss):
Interest and dividend income	2,702	2,736
Unrealized gain (loss) on marketable securities, net	(832)	3,440

Income before income taxes	278,359	291,919
Provision for income taxes	118,000	136,000

Consolidated net income	160,359	155,919
Less: Net income attributable to noncontrolling interest	19,270	8,142

Net income attributable to TSR, Inc.	$141,089	$147,777
Net income per TSR, Inc. common share	$0.07	$0.08
Weighted average number common shares outstanding	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months Ended August 31, 2017 and 2016

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	8,142	8,142
Distribution to noncontrolling interest	-	-	-	-	-	-	(4,650)	(4,650)

Net income attributable to TSR, Inc.	-	-	-	147,777	-	147,777	-	147,777
Balance at August 31, 2016	3,114,163	$31,142	$5,102,868	$17,959,661	$(13,514,003)	$9,579,668	$43,095	$9,622,763

Balance at May 31, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	19,270	19,270

Distribution to noncontrolling interest	-	-	-	-	-	-	(4,350)	(4,350)

Net income attributable to TSR, Inc.	-	-	-	141,089	-	141,089	-	141,089
Balance at August 31, 2017	3,114,163	$31,142	$5,102,868	$16,259,100	$(13,514,003)	$7,879,107	$36,377	$7,915,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2017 and 2016

(UNAUDITED)

	Three Months Ended August 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$160,359	$155,919
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	4,210	5,359
Unrealized loss (gain) on marketable securities, net	832	(3,440)
Deferred income taxes	(6,000)	6,000

Changes in operating assets and liabilities:
Accounts receivable	(159,863)	(116,476)
Other receivables	14,148	(3,263)
Prepaid expenses	66,601	(78,608)
Prepaid and recoverable income taxes	94,833	-
Accounts and other payables and accrued expenses and other current liabilities	510,991	(16,483)
Income taxes payable	23,793	60,921
Advances from customers	(156,882)	18,290
Net cash provided by operating activities	553,022	28,219
Cash flows from investing activities:
Proceeds from maturities of marketable securities	248,000	248,000
Purchases of marketable securities	-	(249,000)
Net cash provided by (used in) investing activities	248,000	(1,000)
Cash flows from financing activities:
Cash dividend paid	(1,962,062)	-
Distribution to noncontrolling interest	(4,350)	(4,650)
Net cash used in financing activities	(1,966,412)	(4,650)
Net increase (decrease) in cash and cash equivalents	(1,165,390)	22,569
Cash and cash equivalents at beginning of period	5,723,976	4,514,157
Cash and cash equivalents at end of period	$4,558,586	$4,536,726

Supplemental disclosures of cash flow data:
Income taxes paid	$5,000	$69,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2018. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2017 and May 31, 2017:

	August 31, 2017	May 31, 2017
Cash in banks	$4,218,840	$4,634,245
Money market funds	339,746	840,731
Certificates of deposit	-	249,000
	$4,558,586	$5,723,976

4.	Revenue Recognition

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

August 31, 2017

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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2017 and May 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$744,000	$-	$744,000
Equity Securities	28,056	-	-	28,056
	$28,056	$744,000	$-	$772,056

May 31, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$992,000	$-	$992,000
Equity Securities	28,888	-	-	28,888
	$28,888	$992,000	$-	$1,020,888

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at August 31, 2017 and May 31, 2017 are summarized as follows:

August 31, 2017 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$744,000	$-	$-	$744,000
Equity Securities	16,866	11,190	-	28,056
	$760,866	$11,190	$-	$772,056

May 31, 2017 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$992,000	$-	$-	$992,000
Equity Securities	16,866	12,022	-	28,888
	$1,008,866	$12,022	$-	$1,020,888

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

On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to shareholders of record on June 16, 2017. This dividend totaled $1,962,062. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

8.	Retirement Arrangement

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company has elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments under the lease for the automobile used by Joseph F. Hughes until the lease expires in May, 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter. The total amount of these retirement benefits were accrued in the current quarter, resulting in charges amounting to approximately $180,000 which were included in selling, general and administrative expenses for the quarter.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Unaudited)

9.	Deferred Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. The Company adopted ASU 2015-17 in the first quarter of fiscal 2018 on a prospective basis. Accordingly, the Company has classified any deferred tax assets and liabilities as noncurrent beginning with the first quarter of fiscal 2018.

10.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

11.	Recent Accounting Pronouncements

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

August 31, 2017

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2017 compared with three months ended August 31, 2016

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2017		August 31, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$17,037	100.0%	$15,242	100.0%
Cost of sales	14,193	83.3%	12,641	82.9%
Gross profit	2,844	16.7%	2,601	17.1%
Selling, general and administrative expenses	2,568	15.1%	2,315	15.2%
Income from operations	276	1.6%	286	1.9%
Other income, net	2	0.0%	6	0.0%
Income before income taxes	278	1.6%	292	1.9%
Provision for income taxes	118	0.7%	136	0.9%
Consolidated net income	160	0.9%	156	1.0%
Less: Net income attributable to noncontrolling interest	19	0.1%	8	0.0%

Net income attributable to TSR, Inc.	$141	0.8%	$148	1.0%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2017 increased $1,795,000 or 11.8% from the prior year quarter. The overall average number of consultants on billing with customers increased from 362 for the quarter ended August 31, 2016 to 394 for the quarter ended August 31, 2017, while the average number of computer programming consultants increased from 317 for the quarter ended August 31, 2016 to 341 in the quarter ended August 31, 2017. The 394 consultants on billing for the current quarter include 53 administrative (non-IT) workers that the Company placed at the customers’ requests at billing rates 70.6% lower than those charged for computer programming consultants. The 362 consultants on billing for the prior year quarter include 45 administrative (non-IT) workers at billing rates 62.3% lower than those charged for computer programming consultants. The Company charges lower daily billing rates for administrative (non-IT) workers, but also pays lower rates to the administrative (non-IT) workers.

Cost of Sales

Cost of sales for the quarter ended August 31, 2017 increased $1,552,000 or 12.3% to $14,193,000 from $12,641,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers. Cost of sales as a percentage of revenue increased from 82.9% in the quarter ended August 31, 2016 to 83.3% in the quarter ended August 31, 2017. The increase in cost of sales as a percentage of revenue was primarily attributable to a decrease in margins on the administrative (non-IT) workers. While administrative (non-IT) workers continue to be placed at higher average mark-ups than the Company’s computer programming consultants, the mark-ups for the current quarter for this group were less than the mark-ups for last year’s first quarter. Because their pay rates averaged 72.6% lower than the computer programming consultants, the daily gross profit per worker in dollars is still lower for the administrative (non-IT) workers than the computer programming consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $253,000 or 10.9% from approximately $2,315,000 in the quarter ended August 31, 2016 to $2,568,000 in the quarter ended August 31, 2017. The increase in these expenses primarily resulted from expenses related to the retirement of the former Chairman, increased professional fees and increased recruiting expenses. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.2% in the quarter ended August 31, 2016 to 15.1% in the quarter ended August 31, 2017 as a result of the additional revenue outpacing the increase in these expenses.

Other Income (Loss)

Other income for the quarter ended August 31, 2017 resulted primarily from interest and dividend income of $3,000 and a mark to market loss of $1,000 on the Company’s equity securities. Other income for the quarter ended August 31, 2016 resulted primarily from a mark to market gain of $3,000 on the Company’s equity securities and interest and dividend income of $3,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2017 and August 31, 2016 reflect the Company’s estimated effective tax rate for the years ending May 31, 2018 and 2017, respectively. These rates were 42.4% for the quarter ended August 31, 2017 and 46.6% for the quarter ended August 31, 2016.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. decreased $7,000 from $148,000 in the quarter ended August 31, 2016 to $141,000 in the quarter ended August 31, 2017. This decrease was primarily attributable to an increase in costs of sales as a percentage of revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents, certificates of deposit and marketable securities and cash flow provided by operations will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months.

At August 31, 2017, the Company had working capital (total current assets in excess of total current liabilities) of $7,737,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,331,000 as compared to working capital of $7,689,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,745,000 at May 31, 2017.

For the three months ended August 31, 2017, net cash provided by operating activities was $553,000 compared to net cash provided by operating activities of $28,000 for the three months ended August 31, 2016. The cash provided by operating activities in the three months ended August 31, 2017 resulted primarily from consolidated net income of $160,000 and an increase in accounts and other payables and accrued expenses of $511,000 offset by an increase in accounts receivable of $160,000 and a decrease in advances from customers of $157,000. The cash provided by operating activities in the three months ended August 31, 2016 resulted primarily from consolidated net income of $156,000, offset by an increase in accounts receivable of $116,000.

Net cash provided by investing activities of $248,000 for the three months ended August 31, 2017 primarily resulted from not reinvesting a certificate of deposit. Net cash used in investing activities of $1,000 for the three months ended August 31, 2016 primarily resulted from investing in a certificate of deposit in excess of the maturing certificate of deposit.

In the three months ended August 31, 2017, net cash used in financing activities resulted from the payment of a cash dividend of $1,962,000 and distribution to the noncontrolling interest of $4,000. In the three months ended August 31, 2016, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $5,000.

The Company’s capital resource commitments at August 31, 2017 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued an update to ASC 606, “Revenue from Contracts with Customers.” This update to ASC 606 provides a five-step process to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration to be received in exchange for those goods or services. This update to ASC 606 will also result in enhanced disclosures about revenue, providing guidance for transactions that were not previously addressed comprehensively, and improving guidance for multiple-element arrangements. This update to ASC 606 is effective for the Company beginning in the fiscal year ending May 31, 2019. The Company expects the impact of the update, if any, to be immaterial on its consolidated financial statements.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of August 31, 2017.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 6.	Exhibits

(a)	Exhibit 31.1	–	Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	–	Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	–	Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	–	Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	–	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date:	October 11, 2017	/s/ Christopher Hughes
Christopher Hughes,
Chairman of the Board, Chief Executive Officer and President

Date:	October 11, 2017	/s/ John G. Sharkey
John G. Sharkey,
Vice President-Finance and Principal Accounting Officer