Form 10-Q
period 2017-11-30
TSR INC
filed 2018-01-09
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2017

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

631-231-0333
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2017, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2017	May 31, 2017
	(Unaudited)	(see Note 1)

ASSETS
Current Assets:
Cash and cash equivalents	$4,280,903	$5,723,976
Certificates of deposit and marketable securities	531,872	1,020,888
Accounts receivable, net of allowance for doubtful accounts of $185,000	7,614,471	7,324,291
Other receivables	3,802	18,455
Prepaid expenses	143,995	176,397
Prepaid and recoverable income taxes	-	94,833
Deferred income taxes	-	106,000

Total Current Assets	12,575,043	14,464,840

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $257,825 and $269,069	31,552	20,650
Other assets	49,653	49,653
Deferred income taxes	108,000	-

Total Assets	$12,764,248	$14,535,143

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$746,085	$644,834
Accrued expenses and other current liabilities	2,585,489	2,838,058
Income taxes payable	93,493	-
Dividends payable	-	1,962,062
Advances from customers	1,173,832	1,330,714

Total Liabilities	4,598,899	6,775,668

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	16,486,188	16,118,011
	21,620,198	21,252,021
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003

Total TSR, Inc. Equity	8,106,195	7,738,018
Noncontrolling Interest	59,154	21,457

Total Equity	8,165,349	7,759,475

Total Liabilities and Equity	$12,764,248	$14,535,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For The Three Months and Six Months Ended November 30, 2017 and 2016

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016

Revenue, net	$16,515,596	$15,042,789	$33,552,704	$30,285,172

Cost of sales	13,795,750	12,452,751	27,988,380	25,093,651
Selling, general and administrative expenses	2,287,898	2,344,682	4,855,887	4,660,422

	16,083,648	14,797,433	32,844,267	29,754,073

Income from operations	431,948	245,356	708,437	531,099

Other income (loss):
Interest and dividend income	2,451	2,682	5,153	5,418
Unrealized gain (loss) on marketable securities, net	7,816	(952)	6,984	2,488

Income before income taxes	442,215	247,086	720,574	539,005
Provision for income taxes	188,000	110,000	306,000	246,000

Consolidated net income	254,215	137,086	414,574	293,005
Less: Net income attributable to noncontrolling interest	27,127	10,769	46,397	18,911

Net income attributable to TSR, Inc.	$227,088	$126,317	$368,177	$274,094

Net income per TSR, Inc. common share	$0.12	$0.06	$0.19	$0.14

Weighted average number common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Six Months Ended November 30, 2017 and 2016

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	18,911	18,911

Distribution to noncontrolling interest	-	-	-	-	-	-	(56,274)	(56,274)

Net income attributable to TSR, Inc.	-	-	-	274,094	-	274,094	-	274,094

Balance at November 30, 2016	3,114,163	$31,142	$5,102,868	$18,085,978	$(13,514,003)	$9,705,985	$2,240	$9,708,225

Balance at May 31, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	46,397	46,397

Distribution to noncontrolling interest	-	-	-	-	-	-	(8,700)	(8,700)

Net income attributable to TSR, Inc.	-	-	-	368,177	-	368,177	-	368,177

Balance at November 30, 2017	3,114,163	$31,142	$5,102,868	$16,486,188	$(13,514,003)	$8,106,195	$59,154	$8,165,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2017 and 2016

(UNAUDITED)

	Six Months Ended November 30,
	2017	2016

Cash flows from operating activities:
Consolidated net income	$414,574	$293,005
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	8,421	10,719
Unrealized gain on marketable securities, net	(6,984)	(2,488)
Deferred income taxes	(2,000)	12,000

Changes in operating assets and liabilities:
Accounts receivable	(290,180)	638,001
Other receivables	14,653	(9,684)
Prepaid expenses	32,402	(166,764)
Prepaid and recoverable income taxes	94,833	(55,269)
Accounts and other payables and accrued expenses and other current liabilities	(151,318)	(433,567)
Income taxes payable	93,493	(14,810)
Advances from customers	(156,882)	(46,626)

Net cash provided by operating activities	51,012	224,517

Cash flows from investing activities:
Proceeds from maturities of marketable securities	496,000	1,012,000
Purchases of marketable securities	-	(995,000)
Purchases of equipment and leasehold improvements	(19,323)	(2,335)

Net cash provided by investing activities	476,677	14,665

Cash flows from financing activities:
Cash dividend paid	(1,962,062)	-
Distribution to noncontrolling interest	(8,700)	(56,274)

Net cash used in financing activities	(1,970,762)	(56,274)

Net increase (decrease) in cash and cash equivalents	(1,443,073)	182,908
Cash and cash equivalents at beginning of period	5,723,976	4,514,157

Cash and cash equivalents at end of period	$4,280,903	$4,697,065

Supplemental disclosures of cash flow data:
Income taxes paid	$120,000	$304,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2018. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2017 and May 31, 2017:

	November 30, 2017	May 31, 2017

Cash in banks	$3,691,221	$4,634,245
Money market funds	589,682	840,731
Certificates of deposit	-	249,000
	$4,280,903	$5,723,976

4.	Revenue Recognition

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

November 30, 2017

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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2017 and May 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$496,000	$-	$496,000
Equity Securities	35,872	-	-	35,872
	$35,872	$496,000	$-	$531,872

May 31, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$992,000	$-	$992,000
Equity Securities	28,888	-	-	28,888
	$28,888	$992,000	$-	$1,020,888

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at November 30, 2017 and May 31, 2017 are summarized as follows:

November 30, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$496,000	$-	$-	$496,000
Equity Securities	16,866	19,006	-	35,872
	$512,866	$19,006	$-	$531,872

May 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$992,000	$-	$-	$992,000
Equity Securities	16,866	12,022	-	28,888
	$1,008,866	$12,022	$-	$1,020,888

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

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company has elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments under the lease for the automobile used by Joseph F. Hughes until the lease expires in May, 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter. The total amount of these retirement benefits were accrued in the quarter ended August 31, 2017, resulting in charges amounting to approximately $180,000 which were included in selling, general and administrative expenses for the six months ended November 30, 2017.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

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

10.	Subsequent Event

In December 2017, the “Tax Cuts and Jobs Act” was signed into law. The federal income tax rate on corporations will be reduced from 35% to 21% effective January 1, 2018. This will begin to affect the Company’s effective income tax rate and income tax provision beginning in the third quarter of fiscal 2018.

11.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

12.	Recent Accounting Pronouncements

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

November 30, 2017

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2017 compared with three months ended November 30, 2016

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2017		November 30, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$16,516	100.0%	$15,043	100.0%
Cost of sales	13,796	83.5%	12,453	82.8%
Gross profit	2,720	16.5%	2,590	17.2%
Selling, general and administrative expenses	2,288	13.9%	2,345	15.6%
Income from operations	432	2.6%	245	1.6%
Other income, net	10	0.1%	2	0.0%
Income before income taxes	442	2.7%	247	1.6%
Provision for income taxes	188	1.1%	110	0.7%
Consolidated net income	254	1.6%	137	0.9%
Less: Net income attributable to noncontrolling interest	27	0.2%	11	0.1%
Net income attributable to TSR, Inc.	$227	1.4%	$126	0.8%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2017 increased $1,473,000 or 9.8% from the prior year quarter. The overall average number of consultants on billing with customers increased from 368 for the quarter ended November 30, 2016 to 391 for the quarter ended November 30, 2017, while the average number of computer programming consultants increased from 326 for the quarter ended November 30, 2016 to 345 in the quarter ended November 30, 2017. The 391 consultants on billing for the current quarter include 46 administrative (non-IT) workers that the Company placed at the customers’ requests at billing rates 70.3% lower than those charged for computer programming consultants. The 368 consultants on billing for the prior year quarter include 42 administrative (non-IT) workers at billing rates 67.7% lower than those charged for computer programming consultants. The Company charges lower daily billing rates for administrative (non-IT) workers, but also pays lower rates to the administrative (non-IT) workers.

Cost of Sales

Cost of sales for the quarter ended November 30, 2017 increased $1,343,000 or 10.8% to $13,796,000 from $12,453,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers. Cost of sales as a percentage of revenue increased from 82.8% in the quarter ended November 30, 2016 to 83.5% in the quarter ended November 30, 2017. The increase in cost of sales as a percentage of revenue was primarily attributable to a decrease in margins on the administrative (non-IT) workers. While administrative (non-IT) workers continue to be placed at higher average mark-ups than the Company’s computer programming consultants, the mark-ups for the current quarter for this group were less than the mark-ups for last year’s quarter. Because their pay rates averaged 72.3% lower than the computer programming consultants, the daily gross profit per worker in dollars is still lower for the administrative (non-IT) workers than the computer programming consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $57,000 or 2.4% from approximately $2,345,000 in the quarter ended November 30, 2016 to $2,288,000 in the quarter ended November 30, 2017. The decrease in these expenses primarily resulted from the retirement of the former Chairman offset by increased hiring fees and increased offshore recruiting expenses. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.6% in the quarter ended November 30, 2016 to 13.9% in the quarter ended November 30, 2017 as a result of the additional revenue outpacing the increase in these expenses.

Other Income

Other income for the quarter ended November 30, 2017 resulted primarily from interest and dividend income of $2,000 and a mark to market gain of $8,000 on the Company’s equity securities. Other income for the quarter ended November 30, 2016 resulted primarily from interest and dividend income of $3,000 and a mark to market loss of $1,000 on the Company’s equity securities.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended November 30, 2017 and November 30, 2016 reflect the Company’s estimated effective tax rate for the years ending May 31, 2018 and 2017, respectively. These rates were 42.5% for the quarter ended November 30, 2017 and 44.5% for the quarter ended November 30, 2016.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $101,000 from $126,000 in the quarter ended November 30, 2016 to $227,000 in the quarter ended November 30, 2017. This increase was primarily attributable to an increase in revenue and a decrease in selling, general and administrative expenses.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2017 compared with six months ended November 30, 2016

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2017		November 30, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$33,553	100.0%	$30,285	100.0%
Cost of sales	27,989	83.4%	25,094	82.8%
Gross profit	5,564	16.6%	5,191	17.2%
Selling, general and administrative expenses	4,856	14.5%	4,660	15.4%
Income from operations	708	2.1%	531	1.8%
Other income, net	12	0.0%	8	0.0%
Income before income taxes	720	2.1%	539	1.8%
Provision for income taxes	306	0.9%	246	0.8%
Consolidated net income	414	1.2%	293	1.0%
Less: Net income attributable to noncontrolling interest	46	0.1%	19	0.1%
Net income attributable to TSR, Inc.	$368	1.1%	$274	0.9%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2017 increased $3,268,000 or 10.8% from the prior year period. The overall average number of consultants on billing with customers increased from 365 for the six months ended November 30, 2016 to 393 for the six months ended November 30, 2017, while the average number of computer programming consultants increased from 323 for the six months ended November 30, 2016 to 343 in the six months ended November 30, 2017. The 393 consultants on billing for the current six months include 50 administrative (non-IT) workers that the Company placed at the customers’ requests at billing rates 70.5% lower than those charged for computer programming consultants. The 365 consultants on billing for the prior year six months include 42 administrative (non-IT) workers at billing rates 65.0% lower than those charged for computer programming consultants. The Company charges lower daily billing rates for administrative (non-IT) workers, but also pays lower rates to the administrative (non-IT) workers.

Cost of Sales

Cost of sales for the six months ended November 30, 2017 increased $2,895,000 or 11.5% to $27,989,000 from $25,094,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers. Cost of sales as a percentage of revenue increased from 82.8% in the six months ended November 30, 2016 to 83.4% in the six months ended November 30, 2017. The increase in cost of sales as a percentage of revenue was primarily attributable to a decrease in margins on the administrative (non-IT) workers. While administrative (non-IT) workers continue to be placed at higher average mark-ups than the Company’s computer programming consultants, the mark-ups for the current six months for this group were less than the mark-ups for last year’s period. Because their pay rates averaged 72.4% lower than the computer programming consultants, the daily gross profit per worker in dollars is still lower for the administrative (non-IT) workers than the computer programming consultants.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $196,000 or 4.2% from approximately $4,660,000 in the six months ended November 30, 2016 to $4,856,000 in the six months ended November 30, 2017. The increase in these expenses primarily resulted from increased professional fees and increased offshore recruiting expenses. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.4% in the six months ended November 30, 2016 to 14.5% in the six months ended November 30, 2017 as a result of the additional revenue outpacing the increase in these expenses.

Other Income

Other income for the six months ended November 30, 2017 resulted primarily from interest and dividend income of $5,000 and a mark to market gain of $7,000 on the Company’s equity securities. Other income for the six months ended November 30, 2016 resulted primarily from a mark to market gain of $3,000 on the Company’s equity securities and interest and dividend income of $5,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the six months ended November 30, 2017 and November 30, 2016 reflect the Company’s estimated effective tax rate for the years ending May 31, 2018 and 2017, respectively. These rates were 42.5% for the six months ended November 30, 2017 and 45.6% for the six months ended November 30, 2016.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $94,000 from $274,000 in the six months ended November 30, 2016 to $368,000 in the six months ended November 30, 2017. This increase was primarily attributable to an increase in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents, certificates of deposit and marketable securities and cash flow provided by operations will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months from the issuance of these financial statements. The Company does not maintain a line of credit facility with any banking institution.

At November 30, 2017, the Company had working capital (total current assets in excess of total current liabilities) of $7,976,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,813,000 as compared to working capital of $7,689,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,745,000 at May 31, 2017.

For the six months ended November 30, 2017, net cash provided by operating activities was $51,000 compared to net cash provided by operating activities of $225,000 for the six months ended November 30, 2016. The cash provided by operating activities in the six months ended November 30, 2017 resulted primarily from consolidated net income of $414,000 offset by an increase in accounts receivable of $290,000 and a decrease in advances from customers of $157,000. The cash provided by operating activities in the six months ended November 30, 2016 resulted primarily from consolidated net income of $293,000 and a decrease in accounts receivable of $638,000, offset by a decrease in accounts and other payables and accrued expenses and other liabilities of $434,000 and an increase in prepaid expenses of $167,000.

Net cash provided by investing activities of $477,000 for the six months ended November 30, 2017 primarily resulted from not reinvesting certificates of deposit. Net cash provided in investing activities of $15,000 for the six months ended November 30, 2016 primarily resulted from not reinvesting a certificate of deposit.

In the six months ended November 30, 2017, net cash used in financing activities resulted from the payment of a cash dividend of $1,962,000 and distribution to the noncontrolling interest of $9,000. In the six months ended November 30, 2016, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $56,000, resulting primarily from the distribution of fiscal 2016 earnings from that entity.

The Company’s capital resource commitments at November 30, 2017 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of November 30, 2017.

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

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Income, (iii) the Statements of Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: January 9, 2018	/s/ Christopher Hughes
Christopher Hughes, Chairman of the Board, Chief Executive Officer and President

Date: January 9, 2018	/s/ John G. Sharkey
John G. Sharkey, Vice President-Finance and Principal Accounting Officer