Form 10-Q
period 2018-02-28
TSR INC
filed 2018-04-12
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2018

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of March 31, 2018, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I. Financial Information

            Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2018	May 31, 2017
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,332,784	$5,723,976
Certificates of deposit and marketable securities	532,432	1,020,888
Accounts receivable, net of allowance for doubtful accounts of $185,000	7,068,319	7,324,291
Other receivables	3,944	18,455
Prepaid expenses	145,800	176,397
Prepaid and recoverable income taxes	39,214	94,833
Deferred income taxes	-	106,000
Total Current Assets	12,122,493	14,464,840

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $263,738 and $269,069	26,754	20,650
Other assets	49,653	49,653
Deferred income taxes	83,000	-

Total Assets	$12,281,900	$14,535,143

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$671,847	$644,834
Accrued expenses and other current liabilities	2,290,924	2,838,058
Dividends payable	-	1,962,062
Advances from customers	1,196,669	1,330,714

Total Liabilities	4,159,440	6,775,668

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	16,467,342	16,118,011
	21,601,352	21,252,021
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	8,087,349	7,738,018
Noncontrolling Interest	35,111	21,457
Total Equity	8,122,460	7,759,475
Total Liabilities and Equity	$12,281,900	$14,535,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Nine Months Ended February 28, 2018 and 2017

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017

Revenue, net	$15,057,682	$15,390,236	$48,610,386	$45,675,408

Cost of sales	12,771,586	12,988,277	40,759,966	38,081,928
Selling, general and administrative expenses	2,323,748	2,521,189	7,179,635	7,181,611
	15,095,334	15,509,466	47,939,601	45,263,539
Income (loss) from operations	(37,652)	(119,230)	670,785	411,869

Other income:
Interest and dividend income	3,049	2,649	8,202	8,067
Unrealized gain on marketable securities, net	3,560	1,200	10,544	3,688

Income (loss) before income taxes	(31,043)	(115,381)	689,531	423,624
Provision (benefit) for income taxes	(23,000)	(58,000)	283,000	188,000
Consolidated net income (loss)	(8,043)	(57,381)	406,531	235,624
Less: Net income attributable to noncontrolling interest	10,803	11,020	57,200	29,931
Net income (loss) attributable to TSR, Inc.	$(18,846)	$(68,401)	$349,331	$205,693
Net income (loss) per TSR, Inc. common share	$(0.01)	$(0.03)	$0.18	$0.10
Weighted average number common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Nine Months Ended February 28, 2018 and 2017

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	29,931	29,931
Distribution to noncontrolling interest	-	-	-	-	-	-	(60,924)	(60,924)

Net income attributable to TSR, Inc.	-	-	-	205,693	-	205,693	-	205,693
Balance at February 28, 2017	3,114,163	$31,142	$5,102,868	$18,017,577	$(13,514,003)	$9,637,584	$8,610	$9,646,194

Balance at May 31, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,200	57,200

Distribution to noncontrolling interest	-	-	-	-	-	-	(43,546)	(43,546)

Net income attributable to TSR, Inc.	-	-	-	349,331	-	349,331	-	349,331
Balance at February 28, 2018	3,114,163	$31,142	$5,102,868	$16,467,342	$(13,514,003)	$8,087,349	$35,111	$8,122,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 28, 2018 and 2017

(UNAUDITED)

	Nine Months Ended February 28,
	2018	2017

Cash flows from operating activities:
Consolidated net income	$406,531	$235,624
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	14,334	14,371
Unrealized gain on marketable securities, net	(10,544)	(3,688)
Deferred income taxes	23,000	12,000

Changes in operating assets and liabilities:
Accounts receivable	255,972	961,586
Other receivables	14,511	(1,058)
Prepaid expenses	30,597	(146,990)
Prepaid and recoverable income taxes	55,619	(156,833)
Accounts and other payables and accrued expenses and other current liabilities	(520,121)	(700,348)
Income taxes payable	-	(14,810)
Advances from customers	(134,045)	(14,321)
Net cash provided by operating activities	135,854	185,533
Cash flows from investing activities:
Proceeds from maturities of marketable securities	992,000	1,509,000
Purchases of marketable securities	(493,000)	(1,243,000)
Purchases of equipment and leasehold improvements	(20,438)	(6,144)
Net cash provided by investing activities	478,562	259,856
Cash flows from financing activities:
Cash dividend paid	(1,962,062)	-
Distribution to noncontrolling interest	(43,546)	(60,924)
Net cash used in financing activities	(2,005,608)	(60,924)
Net increase (decrease) in cash and cash equivalents	(1,391,192)	384,465
Cash and cash equivalents at beginning of period	5,723,976	4,514,157
Cash and cash equivalents at end of period	$4,332,784	$4,898,622

Supplemental disclosures of cash flow data:
Income taxes paid	$204,000	$348,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2017, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 28, 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2018. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2018 and May 31, 2017:

	February 28, 2018	May 31, 2017

Cash in banks	$3,735,177	$4,634,245
Money market funds	597,607	840,731
Certificates of deposit	-	249,000
	$4,332,784	$5,723,976

4.	Revenue Recognition

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

February 28, 2018

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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2018 and May 31, 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$493,000	$-	$493,000
Equity Securities	39,432	-	-	39,432
	$39,432	$493,000	$-	$532,432

May 31, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$992,000	$-	$992,000
Equity Securities	28,888	-	-	28,888
	$28,888	$992,000	$-	$1,020,888

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at February 28, 2018 and May 31, 2017 are summarized as follows:

February 28, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$493,000	$-	$-	$493,000
Equity Securities	16,866	22,566	-	39,432
	$509,866	$22,566	$-	$532,432

May 31, 2017	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$992,000	$-	$-	$992,000
Equity Securities	16,866	12,022	-	28,888
	$1,008,866	$12,022	$-	$1,020,888

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

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments under the lease for the automobile used by Joseph F. Hughes until the lease expires in May 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter. The total amount of these retirement benefits were accrued in the quarter ended August 31, 2017, resulting in charges amounting to approximately $180,000 which were included in selling, general and administrative expenses for the nine months ended February 28, 2018.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

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

10.	Income Taxes

In the third quarter of fiscal 2018, the Company revised its estimated annual effective income tax rate to reflect a change in the federal statutory corporate income tax rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year 2018, using a blended rate for the annual period. As a result, the blended statutory rate for the fiscal year ending May 31, 2018 is 28.62%.

In addition, the Company was required in the current period to recognize the change related to adjusting the deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the nine months ended February 28, 2018 was adjusted to reflect the effects of the change in the tax law and resulting in a decrease in income tax expense of $9,000 during the third quarter. This amount comprises a reduction of $32,000 in income tax expense for the nine month period ended February 28, 2018 related to the lower corporate rate and a charge of $23,000 from the application of the newly enacted reduced rates to the existing net deferred tax asset balances.

In the third quarter of fiscal 2018, the Company discovered it had not filed required information returns related to a foreign bank account opened by a subsidiary in fiscal 2016 with contributions totaling approximately $25,000. The Company has accrued an expense of $30,000 with a charge to selling, general and administrative expenses for potential penalties that may be assessed. The Company will monitor this reserve periodically to determine if it is more-likely–than–not that penalties will be assessed. Changes to the reserve may occur due to changes in judgment, abatement, negotiation or expiration of the statute of limitations on the returns.

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

February 28, 2018

(Unaudited)

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2018 compared with three months ended February 28, 2017

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2018		February 28, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,058	100.0%	$15,390	100.0%
Cost of sales	12,772	84.8%	12,988	84.4%
Gross profit	2,286	15.2%	2,402	15.6%
Selling, general and administrative expenses	2,324	15.4%	2,521	16.4%
Loss from operations	(38)	(0.2)%	(119)	(0.8)%
Other income, net	7	0.0%	4	0.0%
Loss before income taxes	(31)	(0.2)%	(115)	(0.8)%
Benefit for income taxes	(23)	(0.2)%	(58)	(0.4)%
Consolidated net loss	(8)	(0.0)%	(57)	(0.4)%
Less: Net income attributable to noncontrolling interest	11	0.1%	11	0.1%

Net loss attributable to TSR, Inc.	$(19)	(0.1)%	$(68)	(0.5)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2018 decreased $332,000 or 2.2% from the prior year quarter. The current quarter was impacted by heavier than usual furloughing of consultants around the holidays and other customer budget reductions. The overall average number of consultants on billing with customers decreased from 394 for the quarter ended February 28, 2017 to 370 for the quarter ended February 28, 2018, while the average number of computer programming consultants decreased from 328 for the quarter ended February 28, 2017 to 324 in the quarter ended February 28, 2018. The 370 consultants on billing for the current quarter include 46 administrative (non-IT) workers that the Company placed at the customers’ requests at billing rates 69.1% lower than those charged for computer programming consultants. The 394 consultants on billing for the prior year quarter include 66 administrative (non-IT) workers at billing rates 70.1% lower than those charged for computer programming consultants. The Company charges lower daily billing rates for administrative (non-IT) workers, but also pays lower rates to the administrative (non-IT) workers.

Cost of Sales

Cost of sales for the quarter ended February 28, 2018 decreased $216,000 or 1.7% to $12,772,000 from $12,988,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue increased from 84.4% in the quarter ended February 28, 2017 to 84.8% in the quarter ended February 28, 2018. The increase in cost of sales as a percentage of revenue was primarily attributable to a decrease in margins on the administrative (non-IT) workers. While administrative (non-IT) workers continue to be placed at higher average mark-ups than the Company’s computer programming consultants, the mark-ups for the current quarter for this group were less than the mark-ups for last year’s quarter. Because their pay rates averaged 71.3% lower than the computer programming consultants, the daily gross profit per worker in dollars is still lower for the administrative (non-IT) workers than the computer programming consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $197,000 or 7.8% from approximately $2,521,000 in the quarter ended February 28, 2017 to $2,324,000 in the quarter ended February 28, 2018. The decrease in these expenses primarily resulted from the retirement of the former Chairman offset by increased hiring fees and increased offshore recruiting expenses. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.4% in the quarter ended February 28, 2017 to 15.4% in the quarter ended February 28, 2018 as a result of the decrease in these expenses.

Other Income

Other income for the quarter ended February 28, 2018 resulted primarily from interest and dividend income of $3,000 and a mark to market gain of $4,000 on the Company’s equity securities. Other income for the quarter ended February 28, 2017 resulted primarily from interest and dividend income of $3,000 and a mark to market gain of $1,000 on the Company’s equity securities.

Income Taxes

The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2018 and 2017 reflects the Company’s estimated effective tax rate for the years ending May 31, 2018 and 2017, respectively. The rate for fiscal 2018 is impacted by the effects of the new lower federal corporate tax rates effective January 1, 2018. The current tax provision for fiscal 2018 includes a blended federal rate of 28.62%. However, the benefit of this lower rate is limited by the devaluation of the Company’s deferred tax asset. The benefit of the deferred tax asset for fiscal years going forward will be limited to 21.0% for federal tax purposes. The effective tax rate for the quarter ended February 28, 2018 resulted in a benefit of 74.2% and a benefit of 50.4% for the quarter ended February 28, 2017.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was $19,000 in the quarter ended February 28, 2018 as compared to a net loss attributable to TSR, Inc. of $68,000 in the quarter ended February 28, 2017. This improvement was primarily attributable to a decrease in selling, general and administrative expenses.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2018 compared with nine months ended February 28, 2017

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2018		February 28, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$48,610	100.0%	$45,675	100.0%
Cost of sales	40,760	83.8%	38,082	83.4%
Gross profit	7,850	16.2%	7,593	16.6%
Selling, general and administrative expenses	7,180	14.8%	7,181	15.7%
Income from operations	670	1.4%	412	0.9%
Other income, net	19	0.0%	12	0.0%
Income before income taxes	689	1.4%	424	0.9%
Provision for income taxes	283	0.6%	188	0.4%
Consolidated net income	406	0.8%	236	0.5%
Less: Net income attributable to noncontrolling interest	57	0.1%	30	0.1%

Net income attributable to TSR, Inc.	$349	0.7%	$206	0.4%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2018 increased $2,935,000 or 6.4% from the prior year period. The overall average number of consultants on billing with customers increased from 374 for the nine months ended February 28, 2017 to 385 for the nine months ended February 28, 2018, while the average number of computer programming consultants increased from 324 for the nine months ended February 28, 2017 to 337 in the nine months ended February 28, 2018. The 385 consultants on billing for the current nine months include 48 administrative (non-IT) workers that the Company placed at the customers’ requests at billing rates 70.0% lower than those charged for computer programming consultants. The 374 consultants on billing for the prior year nine months include 50 administrative (non-IT) workers at billing rates 66.7% lower than those charged for computer programming consultants. The Company charges lower daily billing rates for administrative (non-IT) workers, but also pays lower rates to the administrative (non-IT) workers.

Cost of Sales

Cost of sales for the nine months ended February 28, 2018 increased $2,678,000 or 7.0% to $40,760,000 from $38,082,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers. Cost of sales as a percentage of revenue increased from 83.4% in the nine months ended February 28, 2017 to 83.8% in the nine months ended February 28, 2018. The increase in cost of sales as a percentage of revenue was primarily attributable to a decrease in margins on the administrative (non-IT) workers. While administrative (non-IT) workers continue to be placed at higher average mark-ups than the Company’s computer programming consultants, the mark-ups for the current nine months for this group were less than the mark-ups for last year’s period. Because their pay rates averaged 72.0% lower than the computer programming consultants, the daily gross profit per worker in dollars is still lower for the administrative (non-IT) workers than the computer programming consultants.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $1,000 from approximately $7,181,000 in the nine months ended February 28, 2017 to $7,180,000 in the nine months ended February 28, 2018. The decrease in these expenses resulted primarily from the retirement of the former Chairman offset by increased professional fees and increased offshore recruiting expenses. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.7% in the nine months ended February 28, 2017 to 14.8% in the nine months ended February 28, 2018 as a result of the additional revenue.

Other Income

Other income for the nine months ended February 28, 2018 resulted primarily from interest and dividend income of $8,000 and a mark to market gain of $11,000 on the Company’s equity securities. Other income for the nine months ended February 28, 2017 resulted primarily from a mark to market gain of $4,000 on the Company’s equity securities and interest and dividend income of $8,000.

Income Taxes

The income tax provision included in the Company’s results of operations for the nine months ended February 28, 2018 and 2017 reflects the Company’s estimated effective tax rate for the years ending May 31, 2018 and 2017, respectively. These rates were 41.1% for the nine months ended February 28, 2018 and 44.3% for the nine months ended February 28, 2017. The rate for fiscal 2018 is impacted by the effects of the new lower federal corporate tax rates effective January 1, 2018. The current tax provision for fiscal 2018 includes a blended federal rate of 28.62%. However, the benefit of this lower rate is mostly offset by the devaluation of the Company’s deferred tax asset. The benefit of the deferred tax asset for fiscal years going forward will be limited to 21.0% for federal tax purposes.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $143,000 from $206,000 in the nine months ended February 28, 2017 to $349,000 in the nine months ended February 28, 2018. This increase was primarily attributable to an increase in revenue.

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

At February 28, 2018, the Company had working capital (total current assets in excess of total current liabilities) of $7,963,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,865,000 as compared to working capital of $7,689,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,745,000 at May 31, 2017.

For the nine months ended February 28, 2018, net cash provided by operating activities was $136,000 compared to net cash provided by operating activities of $186,000 for the nine months ended February 28, 2017. The cash provided by operating activities in the nine months ended February 28, 2018 resulted primarily from consolidated net income of $407,000 and a decrease in accounts receivable of $256,000 offset by a decrease in accounts and other payables and accrued expenses and other liabilities of $520,000. The cash provided by operating activities in the nine months ended February 28, 2017 resulted primarily from consolidated net income of $236,000 and a decrease in accounts receivable of $962,000, offset by a decrease in accounts and other payables and accrued expenses and other liabilities of $700,000, an increase in prepaid expenses of $147,000 and an increase in prepaid and recoverable incomes taxes of $157,000.

Net cash provided by investing activities of $479,000 for the nine months ended February 28, 2018 primarily resulted from not reinvesting certificates of deposit. Net cash provided by investing activities of $260,000 for the nine months ended February 28, 2017 primarily resulted from not reinvesting a certificate of deposit until after the end of the period.

In the nine months ended February 28, 2018, net cash used in financing activities resulted from the payment of a cash dividend of $1,962,000 and distribution to the noncontrolling interest of $44,000. In the nine months ended February 28, 2017, net cash used in financing activities resulted from a distribution to the noncontrolling interest of $61,000, resulting primarily from the distribution of fiscal 2016 earnings from that entity.

The Company’s capital resource commitments at February 28, 2018 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of February 28, 2018.

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

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date:	April 12, 2018	/s/ Christopher Hughes
Christopher Hughes, Chairman of the Board, Chief Executive Officer and President

Date:	April 12, 2018	/s/ John G. Sharkey
John G. Sharkey, Vice President-Finance and Principal Accounting Officer