Form 10-K
period 2018-05-31
TSR INC
filed 2018-08-21
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2018

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $5.10 at November 30, 2017 was $5,475,000.

The number of shares of the Registrant’s common stock outstanding as of June 30, 2018 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2018 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2018

i

PART I

Item 1. Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2018, the Company provided IT staffing services to 56 customers. Also, beginning in the year ended May 31, 2017, the Company has provided and continues to provide contract administrative (non-IT) workers to two of its significant IT customers.

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

OPERATIONS

The Company provides contract computer programming services primarily in the New York metropolitan area, New England, and the Mid-Atlantic region, although there are also customer locations around the country where the Company places contractors. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. Competition from larger competitors for recruiters has created more turnover than expected and increased the cost of retaining recruiters, making it more difficult to increase the number of technical recruiters on staff. As of May 31, 2018, the Company employed 26 persons who are responsible for recruiting technical personnel and 11 persons who are account executives. As of May 31, 2017, the Company had employed 22 technical personnel recruiters and 13 account executives.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 56 customers during the year ended May 31, 2018 as compared to 64 in the prior fiscal year. The reduction in customers did not include any significant accounts. The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In the fiscal year ended May 31, 2018, the Company had three customers which each provided more than 10% of consolidated revenues: Citigroup (20.7%), Consolidated Edison (15.9%), and Pontoon (formerly Beeline) (12.1%). Pontoon provides vendor management services under an arrangement where the Company enters into a subcontract with Pontoon and Pontoon directly contracts with five end customers. The Pontoon end customers for which the Company provides services include Bristol Myers Squibb, which alone constituted 8.8% of the Company’s consolidated revenue for the year ended May 31, 2018. Additionally, the Company’s top ten customers (including end customers of vendor management companies) accounted for 78% of consolidated revenue in fiscal 2018 and 82% in fiscal 2017. While continuing its efforts to further expand its client base, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 31% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 29% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs down for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

PROFESSIONAL STAFF AND RECRUITMENT

In addition to using internet based job boards such as Dice, Monster, Career Builder and Discover.org, the Company maintains a database of technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employees’ skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company’s offices.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company primarily recruits technical personnel by posting jobs on the Internet and, on occasion, by publishing advertisements in local newspapers and attending job fairs. The Company devotes significant resources to recruiting technical personnel, maintaining 26 recruiters based in the U.S., additionally contracting with an India based company for 4 recruiters in India and contracting with a Philippine company for 4 recruiters in the Philippines to help locate U.S. based technical consultants. Additionally, the Company contracts for 3 recruiters in the Philippines to assist in locating administrative (non-IT) workers. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2018, the Company employed 417 people including its 2 executive officers. Of such employees, 11 were engaged in sales, 26 were recruiters for programmers, 364 were IT and administrative (non-IT) contractors, and 14 were engaged in corporate administrative and clerical functions. None of the Company’s employees belong to unions.

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

Dependence Upon Key Personnel

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. The Company is dependent on Christopher Hughes in his corporate positions and as President of TSR Consulting Services, Inc. The Company has an employment agreement with Christopher Hughes which expires May 31, 2022. The Company is also dependent on the Company’s New Jersey office branch manager. The Company has an employment agreement with this branch manager which terminates in July, 2021. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with the account executives. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers

In the fiscal year ended May 31, 2018, the Company’s three largest customers, Citigroup, Consolidated Edison and Pontoon, accounted for 20.7%, 15.9%, and 12.1% of the Company’s consolidated revenue, respectively. Pontoon is a vendor management company through which the Company provides services to five end customers, of which Bristol Myers Squibb is the most significant, representing 8.8% of the Company’s consolidated revenue for fiscal 2018. In total, the Company derives over 29% of its revenue from accounts with vendor management companies. The Company’s 10 largest customers provided 78% of consolidated revenue in fiscal 2018. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 31% of the Company’s revenue is derived from end customers in the financial services business. Continuing economic pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. See “Rapidly Changing Industry” below.

The accounts receivable balances associated with the Company’s largest customers were $3,692,000 for three customers at May 31, 2018 and $3,340,000 for three customers at May 31, 2017. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

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

Competitive Market for Account Executives and Technical Recruiters

The Company faces a highly competitive market for the limited number of qualified personnel. The competitive market for such personnel could affect the Company’s ability to hire and retain such personnel, including increasing the cost of retaining such personnel and, if the Company is successful in hiring technical recruiters and account executives, there can be no assurance that such hiring will result in increased revenue.

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

Additionally, a number of companies have, in recent years, limited the number of vendors on their approved vendor lists, and are continuing to do so. In some cases this has required the Company to subcontract with a company on the approved vendor list to provide services to customers. The staffing industry has also experienced margin erosion caused by this increased competition, and customers leveraging their buying power by consolidating the number of vendors with which they deal. In addition to these factors, there has been intense price competition in the area of IT staffing, pressure on billing rates and pressure by customers for discounts. The Company has endeavored to increase its technical recruiting staff in order to better respond to customers’ increasing demands for both the timeliness, quality and quantities of resume submittals against job requisitions.

The Company cannot predict at this time what long-term effect these changes will have on the Company’s business and results of operations.

Vendor Management Companies

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and in excess of 29% of the Company’s revenue is derived through vendor management companies. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business with its existing customers. It also reduces the Company’s profit margins.

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

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. Therefore, any significant economic downturn could have a material adverse effect on the Company’s results of operations. As a result of the broad based economic downturn that began in 2008, the Company experienced a decrease in the number of consultants on billing with customers from which it took years to recover. Customer spending during the 2018 fiscal year appears to have decreased in certain areas, particularly among foreign based financial services customers. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in expanding its customer base beyond its core customers. There is no assurance that the Company will achieve growth in its revenue.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employer’s portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. Recently, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs have continued to increase as a result of health care reforms and the mandate to provide health insurance to employees under the Affordable Care Act which went into effect January 1, 2015. Additionally, the New York City Council approved a measure which went into effect in April 2014 requiring the Company to provide five paid sick days per year. Several municipalities, such as Newark and Jersey City, New Jersey, have enacted similar statutes. The State of New Jersey will be adding a similar paid sick time law effective in October 2018. The Company has not been able to sufficiently increase the fees charged to its customers to cover these mandated cost increases. There are also proposals on the federal and state levels to phase in paid or partially paid family leave. It is too early to determine how this will affect the Company’s profitability. New York State passed a paid family leave law effective January 1, 2018 that is not expected to increase employer costs.

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

Effect of Immigration Restrictions

The Company obtains many of its technical personnel by subcontracting with companies that utilize foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The Company also sponsors foreign nationals on H-1B visas on a limited basis. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree. U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Recent changes in enforcement have reduced the ability of graduates to work under the “Optional Practical Training” status and prevents spouses of H-1B holders from working under the H-4 status. These and future restrictions on the availability of work visas could restrain the Company’s ability to acquire the skilled professionals needed to meet our customers’ requirements, which could have a material adverse effect on our business. The scope and impact of these changes on the staffing industry and the Company remain unclear, however a narrow interpretation and vigorous enforcement of existing laws and regulations could adversely affect the ability of entities with which the Company subcontracts to utilize foreign nationals and/or renew existing foreign national consultants on assignment. There can be no assurance that the Company or its subcontractors will be able to keep or replace all foreign nationals currently on assignment, or continue to acquire foreign national talent at the same rates as in the past.

Fluctuations in Quarterly Operating Results

The Company’s revenue and operating results are subject to significant variations from quarter-to-quarter. Revenue is subject to fluctuation based upon a number of factors, including the timing and number of client projects commenced and completed during the quarter, delays incurred in connection with projects, the growth rate of the market for contract computer programming services and general economic conditions. Unanticipated termination of a project or the decision by a client not to proceed to the next stage of a project anticipated by the Company could result in decreased revenue and lower utilization rates which could have a material adverse effect on the Company’s business, operating results and financial condition. Compensation levels can be impacted by a variety of factors, including competition for highly skilled employees and inflation.

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

Voting Power of Major Stockholders

Through an amendment to filings with the United States Securities and Exchange Commission on Schedule 13D by Joseph F. Hughes and Winifred M. Hughes, the Company has been informed that on July 20, 2018, Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC entered an agreement to purchase 819,491 shares of the Company’s Common Stock (the “Shares”) which were held by Joseph F. Hughes and Winifred M. Hughes. Joseph F. Hughes is the former Chairman and Chief Executive Officer of the Company. The Shares were sold in a privately negotiated transaction for a purchase price of $6.25 per share, or $5,121,819 in the aggregate, and the Shares collectively represent 41.8% of the Company’s issued and outstanding Common Stock. It had also been disclosed that Zeff Capital, LP owned 77,615 shares of the Company’s Common Stock, which represented approximately 4.0% of the Company’s issued and outstanding Common Stock. Each of the purchasers of the Shares has significant voting power on all matters subject to a vote of the Company’s stockholders.

Prior to the sale of the Shares by Joseph F. Hughes and Winifred M. Hughes to Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC described above, the Company had received a letter on June 25, 2018 from James Hughes on behalf of Joseph F. Hughes and Winifred M. Hughes, in which Joseph F. Hughes and Winifred M. Hughes requested that the Board pursue a sale of the Company. On July 9, 2018, by resolution, the Board established a Special Committee of the Board to review this request, and to consider and evaluate other strategic alternatives available to the Company in the context of that review, including (a) potential opportunities for a sale of the Company by way of merger, consolidation, sale of equity securities (including the Company’s outstanding Common Stock), sale of all or substantially all of the Company’s assets, or other strategic transactions; (b) recapitalization of the Company; (c) the sale or exchange of the shares of Common Stock held (at that time) by Mr. Hughes and Mrs. Hughes in a transaction involving the Company; or (d) remaining independent and continuing to execute the Company’s business plans on a standalone basis, and to review, consider and evaluate, for purposes of advising the full Board, whether any of the potential strategic alternatives is in the best interests of the Company’s stockholders. The Special Committee has remained in place following the acquisition of the Shares by Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC from Joseph F. Hughes and Winifred M. Hughes described above.

Certain Anti-Takeover Provisions May Inhibit a Change of Control

In addition to the significant ownership of Common Stock discussed above under the caption “Voting Power of Major Stockholders,” certain provisions of the Company’s charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Such provisions include a classified Board of Directors and advance notice requirements for nomination of directors and certain stockholder proposals set forth in the Company’s Certificate of Incorporation and by-laws.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2020, with annual rentals of approximately $83,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and technical recruiting offices in New York City (lease expires August 2022) and Edison, New Jersey (lease expires February 2019), with aggregate annual rentals of approximately $152,000 and $143,000, respectively.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings

There are no material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2018 and 2017:

	JUNE 1, 2017 – MAY 31, 2018
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$11.10	$7.45	$8.41	$6.64
Low Sales Price	4.05	3.80	4.75	4.95

	JUNE 1, 2016 – MAY 31, 2017
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$6.80	$9.50	$6.70	$8.00
Low Sales Price	3.42	4.70	4.80	4.34

There were 54 holders of record of the Company’s Common Stock as of June 30, 2018. Additionally, the Company estimates that there were approximately 785 beneficial holders as of that date. On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to stockholders of record on June 16, 2017. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There are no securities authorized for issuance under any equity compensation plans.

Item 6. Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2018	May 31, 2017	May 31, 2016	May 31, 2015	May 31, 2014

Revenue, Net	$64,990	$62,573	$60,998	$57,403	$49,530

Income From Operations	909	562	839	432	25

Net Income (Loss) Attributable to TSR, Inc.	486	268	399	193	(86)

Basic Net Income (Loss) Per TSR, Inc. Common Share	0.25	0.14	0.20	0.10	(0.04)

Working Capital	8,113	7,689	9,391	8,986	8,706

Total Assets	13,372	14,535	14,090	14,051	13,563

Total TSR, Inc. Equity	8,224	7,738	9,432	9,033	8,840

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	4.19	3.94	4.81	4.60	4.51

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$1.00	$0.00	$0.00	$0.00

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of net income. There can be no assurance that historical trends in operating results will continue in the future:

	Years Ended May 31, (Dollar Amounts in Thousands)
	2018		2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$64,990	100.0%	$62,573	100.0%
Cost of Sales	54,609	84.0	52,327	83.6
Gross Profit	10,381	16.0	10,246	16.4
Selling, General and Administrative Expenses	9,472	14.6	9,684	15.5
Income from Operations	909	1.4	562	0.9
Other Income, Net	28	0.0	15	0.0
Income Before Income Taxes	937	1.4	577	0.9
Provision for Income Taxes	381	0.6	263	0.4
Consolidated Net Income	556	0.8	314	0.5
Net Income Attributable to Noncontrolling Interest	70	0.1	46	0.1
Net Income Attributable to TSR, Inc.	$486	0.7%	$268	0.4%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2018 increased $2,417,000 or 3.9% from fiscal 2017. The increase in revenue resulted primarily from an increase in billing rates and an increase in the average number of consultants on billing with customers. The overall average number of consultants on billing with customers increased slightly from 379 for the fiscal ended May 31, 2017 to 383 for the fiscal year ended May 31, 2018, while the average number of computer programming consultants also increased from 328 for the fiscal year ended May 31, 2017 to 332 in the fiscal year ended May 31, 2018. The 383 consultants on billing for the current period include 51 administrative (non-IT) workers that the Company placed with two large customers at the customers’ requests at billing rates 69.3% lower than those charged for computer programming consultants. The Company also placed an average of 51 administrative (non-IT) workers in the prior fiscal year at billing rates 67.6% lower than those charged for computer programming consultants. The Company charges lower daily billing rates for administrative (non-IT) workers, but also pays lower rates to the administrative (non-IT) workers.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2018 increased $2,282,000 or 4.4% to $54,609,000 from $52,327,000 in the prior fiscal year. The increase in cost of sales resulted primarily from an increase in consultants pay rates and benefits. Cost of sales as a percentage of revenue increased from 83.6% in the fiscal year ended May 31, 2017 to 84.0% in the fiscal year ended May 31, 2018. The increase in cost of sales as a percentage of revenue was primarily attributable to lower gross margins on the placement of administrative (non-IT) workers due to a shift in the business mix between the two non-IT customers towards the customer with lower markup limits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $212,000 or 2.2% from $9,684,000 in the fiscal year ended May 31, 2017 to $9,472,000 in the fiscal year ended May 31, 2018. The decrease in these expenses resulted primarily from the retirement of the former Chairman offset by an increase in amounts paid for offshore recruiting services to support the hiring of both contract IT and administrative (non-IT) workers. Selling, general and administrative expenses, as a percentage of revenue, decreased from 15.5% in the fiscal year ended May 31, 2017 to 14.6% in the fiscal year ended May 31, 2018 as a result of the reduction in these expenses.

Other Income

Other income for the fiscal year ended May 31, 2018 resulted primarily from interest and dividend income of $12,000 and a mark to market gain of approximately $15,000 on the Company’s marketable equity securities. Other income for the fiscal year ended May 31, 2017 resulted primarily from interest and dividend income of $11,000 and a mark to market gain of approximately $4,000 on the Company’s marketable equity securities.

Income Taxes

The effective income tax rates were 40.7% for the fiscal year ended May 31, 2018 and 45.6% for the fiscal year ended May 31, 2017. The rate for fiscal 2018 is impacted by the effects of the new lower federal corporate tax rates effective January 1, 2018. The current tax provision for fiscal 2018 includes a blended federal statutory rate of 28.6%. However, this lower rate is offset, to an extent, by the devaluation of the Company’s deferred tax asset. The benefit of the deferred tax asset will be limited to 21% for federal income tax purposes in fiscal years going forward.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. increased $218,000 from $268,000 in the fiscal year ended May 31, 2017 to net income of $486,000 in the fiscal year ended May 31, 2018. The increase in net income was primarily attributable to the decrease in selling, general and administrative expenses as well as the increase in gross profit generated by the revenue increase.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that its available cash, certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the issuance of these financial statements. The Company does not maintain a line of credit facility with any financial institution.

At May 31, 2018, the Company had working capital (total current assets in excess of total current liabilities) of $8,113,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,861,000 as compared to working capital of $7,689,000 including cash and cash equivalents and certificates of deposit and marketable securities of $6,745,000 at May 31, 2017.

Net cash flow of $1,131,000 was provided by operations during fiscal 2018 as compared to $750,000 of net cash flow provided by operations in fiscal 2017. The cash provided by operations for fiscal 2018 primarily resulted from consolidated net income of $556,000 and an increase in accounts and other payables and accrued and other liabilities of $410,000. The cash provided by operations for fiscal 2017 primarily resulted from consolidated net income of $314,000, a decrease in accounts receivable of $379,000 and an increase in accounts and other payables and accrued and other liabilities of $125,000, offset, to some extent, by an increase in prepaid expenses of $77,000 and an increase in prepaid and recoverable income taxes of $95,000.

Net cash provided by investing activities amounted to $478,000 for fiscal 2018, compared to $523,000 in net cash provided by investing activities in fiscal 2017. The cash provided by investing activities in both 2018 and 2017 primarily resulted from maturing certificates of deposit, a portion of which were not rolled over.

Net cash used in financing activities of $2,009,000 during the fiscal years ended May 31, 2018 resulted primarily from the payment of a cash dividend of $1,962,000 and a distribution to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions, LLC of $47,000. The distribution to the noncontrolling interest in fiscal 2017 was $64,000.

The Company’s capital resource commitments at May 31, 2018 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2018.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this guidance in the first quarter of fiscal 2018. The Company’s deferred tax assets and liabilities have been classified as noncurrent.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TSR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries (the Company) as of May 31, 2018 and 2017, and the related consolidated statements of income, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Jericho, New York

August 21, 2018

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2018 and 2017

ASSETS

	2018	2017
Current Assets:

Cash and cash equivalents	$5,323,437	$5,723,976
Certificates of deposit and marketable securities	537,160	1,020,888
Accounts receivable:
Trade, net of allowance for doubtful accounts of $185,000 in 2018 and 2017	7,227,823	7,324,291
Other	2,094	18,455
	7,229,917	7,342,746

Prepaid expenses	98,344	176,397
Prepaid and recoverable income taxes	28,214	94,833
Deferred income taxes	-	106,000
Total Current Assets	13,217,072	14,464,840

Equipment and leasehold improvements, at cost:
Equipment	100,980	98,889
Furniture and fixtures	111,107	111,107
Automobiles	19,323	19,665
Leasehold improvements	60,058	60,058
	291,468	289,719

Less accumulated depreciation and amortization	263,742	269,069
	27,726	20,650

Other assets	49,653	49,653
Deferred income taxes	78,000	-
Total Assets	$13,372,451	$14,535,143

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2018 and 2017

LIABILITIES AND EQUITY

	2018	2017
Current Liabilities:

Accounts and other payables	$559,428	$644,834
Accrued expenses and other current liabilities:
Salaries, wages and commissions	3,136,023	2,699,686
Other	196,990	138,372
	3,333,013	2,838,058

Dividends payable	-	1,962,062
Advances from customers	1,211,232	1,330,714
Total Liabilities	5,103,673	6,775,668

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	16,604,219	16,118,011
	21,738,229	21,252,021
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003

Total TSR, Inc. Equity	8,224,226	7,738,018
Noncontrolling Interest	44,552	21,457

Total Equity	8,268,778	7,759,475
Total Liabilities and Equity	$13,372,451	$14,535,143

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended May 31, 2018 and 2017

	2018	2017

Revenue, net	$64,989,995	$62,572,585

Cost of sales	54,609,095	52,326,521
Selling, general and administrative expenses	9,471,523	9,683,601
	64,080,618	62,010,122
Income from operations	909,377	562,463

Other income:
Interest and dividend income	12,381	10,888
Unrealized gain from marketable securities, net	15,272	3,616
	27,653	14,504
Income before income taxes	937,030	576,967
Provision for income taxes	381,000	263,000

Consolidated net income	556,030	313,967
Less: Net income attributable to noncontrolling interest	69,822	45,778

Net income attributable to TSR, Inc.	$486,208	$268,189

Net income per TSR, Inc. common share	$0.25	$0.14

Weighted average number of common shares outstanding	1,962,062	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2018 and 2017

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at June 1, 2016	3,114,163	$31,142	$5,102,868	$17,811,884	$(13,514,003)	$9,431,891	$39,603	$9,471,494

Net income attributable to noncontrolling interest	-	-	-	-	-	-	45,778	45,778

Distribution to noncontrolling interest	-	-	-	-	-	-	(63,924)	(63,924)

Cash dividend declared	-	-	-	(1,962,062)	-	(1,962,062)	-	(1,962,062)

Net income attributable to TSR, Inc.	-	-	-	268,189	-	268,189	-	268,189

Balance at May 31, 2017	3,114,163	31,142	5,102,868	16,118,011	(13,514,003)	7,738,018	21,457	7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	69,822	69,822

Distribution to noncontrolling interest	-	-	-	-	-	-	(46,727)	(46,727)

Net income attributable to TSR, Inc.	-	-	-	486,208	-	486,208	-	486,208

Balance at May 31, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Consolidated net income	$556,030	$313,967
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	14,339	19,976
Unrealized gain from marketable securities, net	(15,272)	(3,616)
Deferred income taxes	28,000	25,000

Changes in operating assets and liabilities:
Accounts receivable-trade	96,468	379,389
Other receivables	16,361	(7,602)
Prepaid expenses	78,053	(77,328)
Prepaid and recoverable income taxes	66,619	(94,833)
Accounts and other payables and accrued expenses and other current liabilities	409,549	125,077
Income taxes payable	-	(14,810)
Advances from customers	(119,482)	85,151

Net cash provided by operating activities	1,130,665	750,371

Cash flows from investing activities:
Proceeds from maturities of marketable securities	992,000	2,523,000
Purchases of marketable securities	(493,000)	(1,987,000)
Purchases of equipment and leasehold improvements	(21,415)	(12,628)

Net cash provided by investing activities	477,585	523,372
Cash flows from financing activities:
Cash dividend paid	(1,962,062)	-
Distributions to noncontrolling interest	(46,727)	(63,924)

Net cash used in financing activities	(2,008,789)	(63,924)

Net increase (decrease) in cash and cash equivalents	(400,539)	1,209,819

Cash and cash equivalents at beginning of year	5,723,976	4,514,157

Cash and cash equivalents at end of year	$5,323,437	$5,723,976

Supplemental disclosures of cash flow data:
Income taxes paid	$286,000	$348,000

Non-cash:
Dividends declared and payable	$-	$1,962,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018 and 2017

(1)	Summary of Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. In addition, beginning in fiscal 2017, the Company has provided and continues to provide administrative (non-IT) workers on a contract basis to two of its existing customers. In fiscal 2018, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 48.7%. The largest of these constituted 20.7% of consolidated revenue. In fiscal 2017, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 44.9%. The largest of these constituted 19.4% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $3,692,000 for three customers at May 31, 2018 and $3,340,000 for three customers at May 31, 2017. The Company operates in one business segment, contract staffing services.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2018 and 2017:

	2018	2017
Cash in banks	$4,723,700	$4,634,245
Money market funds	599,737	840,731
Certificates of deposit	-	249,000
	$5,323,437	$5,723,976

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2018 and 2017

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2018 and 2017 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$493,000	$-	$493,000
Equity Securities	44,160	-	-	44,160
	$44,160	$493,000	$-	$537,160

May 31, 2017	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$992,000	$-	$992,000
Equity Securities	28,888	-	-	28,888
	$28,888	$992,000	$-	$1,020,888

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2018 and 2017

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at May 31, 2018 and 2017 are summarized as follows:

May 31, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$493,000	$-	$-	$493,000
Equity Securities	16,866	27,294	-	44,160
	$509,866	$27,294	$-	$537,160

May 31, 2017
Current
Certificates of Deposit	$992,000	$-	$-	$992,000
Equity Securities	16,866	12,022	-	28,888
	$1,008,866	$12,022	$-	$1,020,888

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, creditworthiness and economic trends. From time-to-time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

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

May 31, 2018 and 2017

(h)	Net Income Per Common Share

Basic net income per common share is computed by dividing income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2018 or 2017.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which applies to the classification of deferred tax assets and liabilities. The update eliminates the requirement to classify deferred tax assets and liabilities as noncurrent or current within a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this guidance in the first quarter of fiscal 2018. The Company’s deferred tax assets and liabilities have been classified as noncurrent.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2018 and 2017

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. The Company’s accounts receivable represent 43 accounts with open balances as of May 31, 2018. As a percentage of revenue, the three largest customers among these 43 accounts consisted of 51.1% of the net accounts receivable balance at May 31, 2018.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2018 and 2017

(2)	Income Taxes

A reconciliation of the provision for income taxes computed at the federal statutory rates of 28.6% (blended) for fiscal 2018 and 34.0% for fiscal 2017 to the reported amounts is as follows:

	2018		2017
	Amount	%	Amount	%
Amounts at statutory federal tax rate	$268,000	28.6%	$196,000	34.0%
Noncontrolling interest	(20,000)	(2.1)	(16,000)	(2.8)
State and local taxes, net of federal income tax effect.	83,000	8.9	56,000	9.7
Effect of rate change on deferred asset	32,000	3.4	-	-
Non-deductible expenses and other	18,000	1.9	27,000	4.7
	$381,000	40.7%	$263,000	45.6%

The components of the provision for income taxes are as follows:

	Federal	State	Total
2018: Current	$236,000	$117,000	$353,000
Deferred	28,000	-	28,000
	$264,000	$117,000	$381,000

2017: Current	$170,000	$68,000	$238,000
Deferred	8,000	17,000	25,000
	$178,000	$85,000	$263,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2018 and 2017 are as follows:

	2018	2017
Allowance for doubtful accounts receivable	$53,000	$75,000
Accrued compensation and other accrued expenses	37,000	38,000
Equipment and leasehold improvement depreciation and amortization	(3,000)	(4,000)
Acquired client relationships	(1,000)	2,000
Unrealized gain	(8,000)	(5,000)
Total deferred income tax assets	$78,000	$106,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2018 and 2017

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

In the third quarter of fiscal 2018, the Company revised its estimated annual effective income tax rate to reflect a change in the federal statutory corporate income tax rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our fiscal year 2018, using a blended rate for the annual period. As a result, the blended statutory rate for the fiscal year ending May 31, 2018 is 28.6%.

In addition, the Company was required in the current year to recognize the change related to adjusting the deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the year ended May 31, 2018 was adjusted to reflect the effects of the change in the tax law and resulting in a decrease in income tax expense of $21,000. This amount comprises a reduction of $53,000 in income tax expense for the year ended May 31, 2018 related to the lower corporate rate and a charge of $32,000 from the application of the newly enacted reduced rates to the existing net deferred tax asset balances.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit as follows:

Balance at June 1, 2017	$-
Additions based on tax positions related to current year	-
Additions for tax positions of prior years	30,000
Reductions for tax positions of prior years	-
Settlements	-
Balance at May 31, 2018	$30,000

The Company’s federal and state income tax returns prior to fiscal year 2015 are closed.

(3)	Commitments and Contingencies

A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2018 follows:

Fiscal Year	Amount
2019	$342,000
2020	241,000
2021	209,000
2022	161,000
2023	41,000
Thereafter	-
Total	$994,000

Total rent expenses under all lease agreements amounted to $369,000 and $372,000 in fiscal 2018 and 2017, respectively.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2018 and 2017

The Company has entered into employment agreements with two of its executive officers expiring in 2020 and 2022, respectively. The total remaining payments under these agreements is $1,900,000 at May 31, 2018.

From time-to-time, the Company is party to various lawsuits, some involving substantial amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

(4)	Stockholders’ Equity

On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to shareholders of record on June 16, 2017. This dividend totaled $1,962,062. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

(5)	Retirement Arrangement

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments of the lease for the automobile used by Joseph F. Hughes until the lease expired in May 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter. Joseph F. Hughes and his spouse have remained on the executive medical plan subsequent to May 31, 2018 at the Company’s expense in lieu of the direct payments to them for this coverage, saving the Company a small amount monthly. The total amount of these retirement benefits were accrued in the quarter ended August 31, 2017, resulting in charges amounting to $180,000, which were included in selling, general and administrative expenses for fiscal 2018.

(6)	Subsequent Event

Through an amendment to filings with the United States Securities and Exchange Commission on Schedule 13D by Joseph F. Hughes and Winifred M. Hughes, the Company has been informed that on July 20, 2018, Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC entered an agreement to purchase 819,491 shares of the Company’s Common Stock (the “Shares”) which were held by Joseph F. Hughes and Winifred M. Hughes. Joseph F. Hughes is the former Chairman and Chief Executive Officer of the Company. The Shares were sold in a privately negotiated transaction for a purchase price of $6.25 per share, or $5,121,819 in the aggregate, and the Shares collectively represent 41.8% of the Company’s issued and outstanding Common Stock. It had also been disclosed that Zeff Capital, LP owned 77,615 shares of the Company’s Common Stock, which represented approximately 4.0% of the Company’s issued and outstanding Common Stock. Each of the purchasers of the Shares has significant voting power on all matters subject to a vote of the Company’s stockholders.

Prior to the sale of the Shares by Joseph F. Hughes and Winifred M. Hughes to Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC described above, the Company had received a letter on June 25, 2018 from James Hughes on behalf of Joseph F. Hughes and Winifred M. Hughes, in which Joseph F. Hughes and Winifred M. Hughes requested that the Board pursue a sale of the Company. On July 9, 2018, by resolution, the Board established a Special Committee of the Board to review this request, and to consider and evaluate other strategic alternatives available to the Company in the context of that review, including (a) potential opportunities for a sale of the Company by way of merger, consolidation, sale of equity securities (including the Company’s outstanding Common Stock), sale of all or substantially all of the Company’s assets, or other strategic transactions; (b) recapitalization of the Company; (c) the sale or exchange of the shares of Common Stock held (at that time) by Mr. Hughes and Mrs. Hughes in a transaction involving the Company; or (d) remaining independent and continuing to execute the Company’s business plans on a standalone basis, and to review, consider and evaluate, for purposes of advising the full Board, whether any of the potential strategic alternatives is in the best interests of the Company’s stockholders. The Special Committee has remained in place following the acquisition of the Shares by Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC from Joseph F. Hughes and Winifred M. Hughes described above.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2018.

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

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2018 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2018 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. The consolidated financial statements as indicated in the index set forth on page 15.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2. Exhibits as listed in Exhibit Index on page 19.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Christopher Hughes
Christopher Hughes, Chairman, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Dated: August 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Christopher Hughes
Christopher Hughes, Chairman, Chief Executive Officer, President, Treasurer and Principal Executive Officer

/s/ John G. Sharkey
John G. Sharkey, Vice President, Finance and Principal Accounting Officer

/s/ Raymond A. Roel
Raymond A. Roel, Director

/s/ Brian J. Mangan
Brian J. Mangan, Director

/s/ Regina Dowd
Regina Dowd, Director

/s/ Eric M. Stein
Eric M. Stein, Director

/s/ Joseph Pennacchio
Joseph Pennacchio, Director

/s/ William J. Kelly
William J. Kelly, Director

Dated: August 21, 2018

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2018

Exhibit Number	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on April 10, 2015.

10.1	Amended and Restated Employment Agreement between TSR, Inc. and Christopher Hughes dated as of August 9, 2018. Incorporated by reference to the Form 8-K filed by the Company on August 14, 2018.

10.2	Employment Agreement dated as of June 1, 2015 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on April 28, 2015.

21	List of Subsidiaries.

31.1	Certification by Christopher Hughes Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Christopher Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page 19