Form 10-Q
period 2018-08-31
TSR INC
filed 2018-10-12
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2018

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

As of September 30, 2018, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Page i

Part I.	Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2018	2018
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,951,686	$5,323,437
Certificates of deposit and marketable securities	530,744	537,160
Accounts receivable, net of allowance for doubtful accounts of $185,000	7,785,878	7,227,823
Other receivables	2,983	2,094
Prepaid expenses	131,597	98,344
Prepaid and recoverable income taxes	15,819	28,214
Total Current Assets	13,418,707	13,217,072

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $267,632 and $263,742	23,836	27,726
Other assets	49,653	49,653
Deferred income taxes	79,000	78,000
Total Assets	$13,571,196	$13,372,451

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$613,418	$559,428
Accrued expenses and other current liabilities	3,470,409	3,333,013
Advances from customers	1,206,255	1,211,232
Total Liabilities	5,290,082	5,103,673

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 and 0 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	16,642,014	16,604,219
	21,776,024	21,738,229
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	8,262,021	8,224,226
Noncontrolling Interest	19,093	44,552
Total Equity	8,281,114	8,268,778
Total Liabilities and Equity	$13,571,196	$13,372,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For The Three Months Ended August 31, 2018 and 2017

(UNAUDITED)

	Three Months Ended August 31,
	2018	2017
Revenue, net	$16,580,921	$17,037,108

Cost of sales	13,984,547	14,192,630
Selling, general and administrative expenses	2,520,549	2,567,989
	16,505,096	16,760,619
Income from operations	75,825	276,489

Other income (loss):
Interest and dividend income	4,627	2,702
Unrealized loss on marketable securities, net	(5,416)	(832)
Income before income taxes	75,036	278,359
Provision for income taxes	19,000	118,000
Consolidated net income	56,036	160,359
Less: Net income attributable to noncontrolling interest	18,241	19,270
Net income attributable to TSR, Inc.	$37,795	$141,089
Net income per TSR, Inc. common share	$0.02	$0.07
Weighted average number common shares outstanding	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months Ended August 31, 2018 and 2017

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	19,270	19,270

Distribution to noncontrolling interest	-	-	-	-	-	-	(4,350)	(4,350)

Net income attributable to TSR, Inc.	-	-	-	141,089	-	141,089	-	141,089

Balance at August 31, 2017	3,114,163	$31,142	$5,102,868	$16,259,100	$(13,514,003)	$7,879,107	$36,377	$7,915,484

Balance at May 31, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	18,241	18,241

Distribution to noncontrolling interest	-	-	-	-	-	-	(43,700)	(43,700)

Net income attributable to TSR, Inc.	-	-	-	37,795	-	37,795	-	37,795

Balance at August 31, 2018	3,114,163	$31,142	$5,102,868	$16,642,014	$(13,514,003)	$8,262,021	$19,093	$8,281,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2018 and 2017

(UNAUDITED)

	Three Months Ended August 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$56,036	$160,359
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,890	4,210
Unrealized loss on marketable securities, net	5,416	832
Deferred income taxes	(1,000)	(6,000)

Changes in operating assets and liabilities:
Accounts receivable	(558,055)	(159,863)
Other receivables	(889)	14,148
Prepaid expenses	(33,253)	66,601
Prepaid and recoverable income taxes	12,395	94,833
Accounts and other payables and accrued expenses and other current liabilities	191,386	510,991
Income taxes payable	-	23,793
Advances from customers	(4,977)	(156,882)
Net cash provided by (used in) operating activities	(329,051)	553,022

Cash flows from investing activities:
Proceeds from maturities of marketable securities	248,000	248,000
Purchases of marketable securities	(247,000)	-
Net cash provided by investing activities	1,000	248,000

Cash flows from financing activities:
Cash dividend paid	-	(1,962,062)
Distribution to noncontrolling interest	(43,700)	(4,350)
Net cash used in financing activities	(43,700)	(1,966,412)
Net decrease in cash and cash equivalents	(371,751)	(1,165,390)
Cash and cash equivalents at beginning of period	5,323,437	5,723,976
Cash and cash equivalents at end of period	$4,951,686	$4,558,586

Supplemental disclosures of cash flow data:
Income taxes paid	$8,000	$5,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2019. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2018 and May 31, 2018:

	August 31, 2018	May 31, 2018

Cash in banks	$4,346,317	$4,723,700
Money market funds	605,369	599,737
	$4,951,686	$5,323,437

4.	Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures. The adoption allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. Since the adoption of Accounting Standards Codification (“ASC”) 606 did not have a significant impact on the recognition of revenue, the Company did not have an opening retained earnings adjustment.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Consideration (Topic 606). This update contains guidance on principal versus agent assessments when a third party is involved in providing goods or services to a customer. It specifies that an entity is a principal, and thus records revenue on a gross basis, if it controls a good or service before transferring the good or service to the customer. An entity is an agent, and thus records revenue on a net basis, if it arranges for a good or service to be provided by another entity. This update is effective for the Company in the fiscal year ending May 31, 2019 as part of the adoption of ASC 606.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606). This update provides certain clarifications to reduce potential diversity and to simplify the standard. The amendments in ASU 2016-12 clarify the following key areas: assessing collectibility; presenting sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; completed contracts at transition; and disclosing the accounting change in the period of adoption. This update is effective for the Company in the fiscal year ending May 31, 2019 as part of the adoption of ASC 606.

Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. Revenue from contract assignments are recognized over time, based on hours worked by the Company’s contract professionals. The performance of the requested service over time is the single performance obligation for assignment revenues. Certain customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed. These discounts, rebates and adjustments are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using the most likely amount method prescribed by ASC 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements. There are no incremental costs to obtain contracts and costs to fulfill contracts are expensed as incurred. The Company’s operations are primarily located in the United States.

The Company recognizes most of its revenue on a gross basis when it acts as a principal in its transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, has the discretion to select the contract professionals and establish the price for the services to be provided. Additionally, the Company retains control over its contract professionals based on its contractual arrangements. The Company primarily provides services through its employees and to a lesser extent, through subcontractors; the related costs are included in cost of sales. The Company includes billable expenses (out-of-pocket reimbursable expenses) in revenue and the associated expenses are included in cost of sales.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2018 and May 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	38,744	-	-	38,744
	$38,744	$492,000	$-	$530,744

May 31, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$493,000	$-	$493,000
Equity Securities	44,160	-	-	44,160
	$44,160	$493,000	$-	$537,160

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at August 31, 2018 and May 31, 2018 are summarized as follows:

August 31, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	21,878	-	38,744
	$508,866	$21,878	$-	$530,744

May 31, 2018	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$493,000	$-	$-	$493,000
Equity Securities	16,866	27,294	-	44,160
	$509,866	$27,294	$-	$537,160

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

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

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the condensed consolidated financial statements approximate fair value because of the short-term maturities of these instruments.

7.	Equity

Cash Dividend

On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to shareholders of record on June 16, 2017. This dividend totaled $1,962,062. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

Common Stock Transactions

On July 24, 2018 the Company became aware that Joseph F. Hughes and Winifred Hughes filed Amendments to Statements on Schedule 13D (the “Schedules 13D”) with the United States Securities and Exchange Commission (the “SEC”) on that date, in which Joseph F. Hughes and Winifred Hughes disclosed that they had collectively sold 819,491 shares of the Company’s Common Stock jointly held by them in a privately-negotiated transaction to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC. The Schedules 13D stated that the sale closed on July 23, 2018. Joseph F. Hughes is the former Chairman and Chief Executive Officer of the Company. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC acquired, in the aggregate, 41.8% of the Company’s shares of issued and outstanding Common Stock from Joseph F. Hughes and Winifred Hughes in this transaction. Amendments to Statements on Schedule 13D previously filed by Joseph F. Hughes and Winifred Hughes on July 17, 2018 attached an exhibit wherein it was stated that prior to the transaction described above, Zeff Capital, L.P. owned 77,615 shares or approximately 4% of the Company’s issued and outstanding Common Stock.

The Company became aware on August 23, 2018 that Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff filed an Amendment to Statement on Schedule 13D with the SEC disclosing the additional purchase by Zeff Capital, L.P. of an aggregate of 55,680 shares of Common Stock. As a result of these additional purchases of Common Stock, Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff beneficially own a total of 437,774 shares of Common Stock, which represents approximately 22.3% of the Company’s issued and outstanding Common Stock.

The Company became aware on August 28, 2018 that QAR Industries, Inc. and Robert Fitzgerald filed an Amendment to Statement on Schedule 13D with the SEC disclosing the additional purchase by QAR Industries, Inc. of an aggregate of 4,070 shares of Common Stock. As a result of these additional purchases of Common Stock, QAR Industries, Inc. and Robert Fitzgerald beneficially own a total of 143,900 shares of Common Stock, which represents approximately 7.3% of the Company’s issued and outstanding Common Stock.

As a result of the transactions described above, Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC are the beneficial owners of an aggregate of 957,774 shares Common Stock, which represents approximately 48.8% of the Company’s issued and outstanding Common Stock. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC have not filed Statements on Schedule 13D stating that they are acting as a group.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

Rights Plan / Preferred Stock

On August 29, 2018, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock, par value $0.01 per share (“Common Stock”), of the Company outstanding on August 29, 2018 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 29, 2018, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Class A Preferred Stock, Series One, par value $0.01 per share (“Preferred Stock”), of the Company at a price of $24.78 per one one-hundredth of a share of Preferred Stock represented by a Right (the “Purchase Price”), subject to adjustment.

Distribution Date; Exercisability; Expiration

Initially, the Rights will be attached to all certificates for shares of Common Stock and no separate certificates evidencing the Rights (“Rights Certificates”) will be issued. Until the Distribution Date (as defined below), the Rights will be transferred with and only with shares of Common Stock. As long as the Rights are attached to the shares of Common Stock, the Company will issue one Right with each new share of Common Stock so that all such shares of Common Stock will have Rights attached.

The Rights will separate and begin trading separately from the Common Stock, and Rights Certificates will be caused to evidence the Rights, on the earlier to occur of (a) the Close of Business (as such term is defined in the Rights Agreement) on the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person (as such term is defined in the Rights Agreement), group of affiliated or associated Persons or any other Person with whom such Person is Acting in Concert (as defined below) has acquired Beneficial Ownership (as defined below) of 5% or more of the outstanding Common Stock (an “Acquiring Person”) (or, in the event an exchange is effected in accordance with Section 27 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (b) the Close of Business on the tenth Business Day (as such term is defined in the Rights Agreement) (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the Beneficial Ownership by a Person or group of 5% or more of the outstanding Common Stock (the earlier of such dates, the “Distribution Date”). As soon as practicable after the Distribution Date, unless the Rights are recorded in book-entry or other uncertificated form, the Company will prepare and cause the Right Certificates to be sent to each record holder of Common Stock as of the Close of Business on the Distribution Date.

An “Acquiring Person” will not include (i) the Company, (ii) any Subsidiary (as such term is defined in the Rights Agreement) of the Company, (iii) any employee benefit plan or employee stock plan of the Company or any Subsidiary of the Company, or any trust or other entity organized, appointed, established or holding Common Stock for or pursuant to the terms of any such plan, or (iv) any Person who or which, at the time of the first public announcement of the Rights Agreement, is a Beneficial Owner of 5% or more of the Common Shares then outstanding (a “Grandfathered Stockholder”). However, if a Grandfathered Stockholder becomes, after such time, the Beneficial Owner of any additional shares of Common Stock (regardless of whether, thereafter or as a result thereof, there is an increase, decrease or no change in the percentage of shares of Common Stock then outstanding beneficially owned by such Grandfathered Stockholder) then such Grandfathered Stockholder shall be deemed to be an Acquiring Person unless, upon such acquisition of Beneficial Ownership of additional shares of Common Stock, such Person is not the Beneficial Owner of 5% or more of the Common Stock then outstanding. In addition, upon the first decrease of a Grandfathered Stockholder’s Beneficial Ownership below 5%, such Grandfathered Stockholder will cease to be a Grandfathered Stockholder. In the event that after the time of the first public announcement of the Rights Agreement, any agreement, arrangement or understanding pursuant to which any Grandfathered Stockholder is deemed to be the Beneficial Owner of Common Stock expires, terminates or no longer confers any benefit to or imposes any obligation on the Grandfathered Stockholder, any direct or indirect replacement, extension or substitution of such agreement, arrangement or understanding with respect to the same or different shares of Common Stock that confers Beneficial Ownership of Common Stock shall be considered the acquisition of Beneficial Ownership of additional shares of Common Stock by the Grandfathered Stockholder and render such Grandfathered Stockholder an Acquiring Person for purposes of the Rights Agreement unless, upon such acquisition of Beneficial Ownership of additional shares of Common Stock, such Person is not the Beneficial Owner of 5% or more of the Common Stock then outstanding.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

The Rights are not exercisable until the Distribution Date. The Rights will expire on the Close of Business on August 29, 2021 (the “Expiration Date”).

Redemption

At any time prior to the Close of Business on the earlier of (a) the tenth day following the Stock Acquisition Date or (b) the Expiration Date, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the “Redemption Price”). The “Stock Acquisition Date” is the first date on which there is a public announcement by the Company or an Acquiring Person that an Acquiring Person has become such, or such earlier date as a majority of the Board of Directors becomes aware of the existence of an Acquiring Person. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon the action of the Board of Directors ordering the redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Preferred Stock Rights

The Preferred Stock will not be redeemable. Each share of Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors, (a) cash dividends in an amount per share (rounded to the nearest cent) equal to 100 times the aggregate per share amount of all cash dividends declared or paid on the Common Stock and (b) a preferential quarterly cash dividend (the “Preferential Dividends”) in an amount equal to $50.00 per share of Preferred Stock less the per share amount of all cash dividends declared on the Preferred Stock pursuant to clause (a) of this sentence. Each share of Preferred Stock will entitle the holder thereof to 100 votes per share, voting together with the holders of the Common Stock as a single class, except as otherwise provided in the Certificate of Designations of Class A Preferred Stock Series One filed by the Company with the Delaware Secretary of State or the Company’s Amended and Restated Certificate of Incorporation, as amended, or Amended and Restated By-laws. In the event of any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each outstanding share of Preferred Stock shall at the same time be similarly exchanged for or changed into the aggregate amount of stock, securities, cash and/or other property (payable in like kind), as the case may be, for which or into which each share of Common Stock is changed or exchanged, multiplied by 100. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, (a) no distribution shall be made to the holders of shares of stock ranking junior to the Preferred Stock unless the holders of the Preferred Stock shall have received the greater of (i) $100 per share of Preferred Stock plus an amount equal to accrued and unpaid dividends and distributions thereon or (ii) an amount equal to 100 times the aggregate amount to be distributed per share to holders of the Common Stock, and (b) no distribution shall be made to the holders of stock ranking on a parity upon liquidation, dissolution or winding up with the Preferred Stock unless simultaneously therewith distributions are made ratably on the holders of the Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of shares of Preferred Stock are entitled under clause (a)(i) of this sentence and to which the holders of such parity shares are entitled, in each case upon such liquidation, dissolution or winding up.

The foregoing rights are protected by customary anti-dilution provisions.

The foregoing description of the rights of the Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designations of Class A Preferred Stock Series One.

Rights of Holders

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

8.	Retirement Arrangement

Joseph F. Hughes, retired as Chairman of the Board, Chief Executive Officer, President and Treasurer on July 5, 2017. The Board of Directors of the Company has elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments under the lease for the automobile used by Joseph F. Hughes until the lease expired in May, 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter. Joseph F. Hughes and his spouse have remained on the executive medical plan subsequent to May 31, 2018 at the Company’s expense in lieu of the direct payments to them for this coverage, saving the Company a small amount monthly. The total amount of these retirement benefits were accrued in the first quarter of fiscal 2018, resulting in charges amounting to approximately $180,000 which were included in selling, general and administrative expenses for the quarter.

9.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

10.	Recently Adopted Accounting Pronouncements

Effective June 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The adoption of this standard did not have significant impact on the Company’s consolidated financial statements.

11.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities relating to leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2018 compared with three months ended August 31, 2017

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2018		August 31, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$16,581	100.0%	$17,037	100.0%
Cost of sales	13,985	84.3%	14,193	83.3%
Gross profit	2,596	15.7%	2,844	16.7%
Selling, general and administrative expenses	2,520	15.2%	2,568	15.1%
Income from operations	76	0.5%	276	1.6%
Other income (loss), net	(1)	0.0%	2	0.0%
Income before income taxes	75	0.5%	278	1.6%
Provision for income taxes	19	0.2%	118	0.7%
Consolidated net income	56	0.3%	160	0.9%
Less: Net income attributable to noncontrolling interest	18	0.1%	19	0.1%

Net income attributable to TSR, Inc.	$38	0.2%	$141	0.8%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2018 decreased $456,000 or 2.7% from the prior year quarter. The overall average number of consultants on billing with customers decreased from 394 for the quarter ended August 31, 2017 to 389 for the quarter ended August 31, 2018, while the average number of computer programming consultants decreased from 341 for the quarter ended August 31, 2017 to 329 in the quarter ended August 31, 2018. The 389 consultants on billing for the current quarter include an equivalent 60 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year quarter which included an equivalent 53 administrative (non-IT) workers. Revenue for the quarter ended August 31, 2018 also decreased due to a higher discount plan put in place upon contract renewal with a major customer in May 2018.

Cost of Sales

Cost of sales for the quarter ended August 31, 2018 decreased $208,000 or 1.5% to $13,985,000 from $14,193,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue increased from 83.3% in the quarter ended August 31, 2017 to 84.3% in the quarter ended August 31, 2018. The increase in cost of sales as a percentage of revenue was primarily attributable to an unusually high amount of full time placement fees in the prior year quarter for which there are no associated cost of sales and the new discount plan put in place with a major customer upon contract renewal in May 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $48,000 or 1.9% from approximately $2,568,000 in the quarter ended August 31, 2017 to $2,520,000 in the quarter ended August 31, 2018. The decrease in these expenses primarily resulted from the retirement of the former Chairman offset by a significant increase in professional and advisory fees and increased recruiting expenses. Selling, general and administrative expenses, as a percentage of revenue, increased from 15.1% in the quarter ended August 31, 2017 to 15.2% in the quarter ended August 31, 2018.

Other Income (Loss)

Other income (loss) for the quarter ended August 31, 2018 resulted primarily from interest and dividend income of $4,000 and a mark to market loss of $5,000 on the Company’s equity securities. Other income for the quarter ended August 31, 2017 resulted primarily from interest and dividend income of $3,000 and a mark to market loss of $1,000 on the Company’s equity securities.

Income Taxes

The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2018 and 2017 reflects the Company’s estimated effective tax rate for the years ending May 31, 2019 and 2018, respectively. These rates were 25.3% for the quarter ended August 31, 2018 and 42.4% for the quarter ended August 31, 2017. The decrease in the effective tax rate in the current quarter was primarily due to the reduction of the federal income tax rate from 34% to 21% due to the Tax Cuts and Jobs Act effective January 1, 2018.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. decreased $103,000 from $141,000 in the quarter ended August 31, 2017 to $38,000 in the quarter ended August 31, 2018. This decrease was primarily attributable to a decrease in revenue offset, to an extent, by a decrease in cost of sales.

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

At August 31, 2018, the Company had working capital (total current assets in excess of total current liabilities) of $8,129,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,482,000 as compared to working capital of $8,113,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,861,000 at May 31, 2018.

For the three months ended August 31, 2018, net cash used in operating activities was $329,000 compared to net cash provided by operating activities of $553,000 for the three months ended August 31, 2017. The cash used in operating activities in the three months ended August 31, 2018 resulted primarily from an increase in accounts receivable of $558,000 offset by an increase in accounts payable and other payables and accrued expenses of $191,000. The increase in accounts receivable resulted primarily from two clients changing from weekly to monthly payment cycles. The cash provided by operating activities in the three months ended August 31, 2017 resulted primarily from consolidated net income of $160,000 and an increase in accounts and other payables and accrued expenses of $511,000 offset by an increase in accounts receivable of $160,000 and a decrease in advances from customers of $157,000.

Net cash provided by investing activities of $1,000 for the three months ended August 31, 2018 primarily resulted from not fully reinvesting a certificate of deposit. Net cash provided by investing activities of $248,000 for the three months ended August 31, 2017 primarily resulted from not reinvesting a certificate of deposit.

In the three months ended August 31, 2018, net cash used in financing activities resulted from distributions to the noncontrolling interest of $44,000. In the three months ended August 31, 2017, net cash used in financing activities resulted from the payment of a cash dividend of $1,962,000 and distribution to the noncontrolling interest of $4,000.

The Company’s capital resource commitments at August 31, 2018 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

Recently Adopted Accounting Pronouncements

Effective June 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures. The adoption allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. Since the adoption of ASC 606 did not have a significant impact on the recognition of revenues, the Company did not have an opening retained earnings adjustment. (See Note 4 to the condensed consolidated financial statements)

Effective June 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The adoption of this standard did not have significant impact on the Company’s consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities relating to leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2018 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Except for the adoption of ASC 606 as of June 1, 2018, disclosed in Note 4 to the condensed consolidated financial statements, there have been no changes in the Company’s significant accounting policies as of August 31, 2018.

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

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date:	October 12, 2018	/s/ Christopher Hughes
Christopher Hughes,
Chairman of the Board, Chief Executive Officer,
President, Treasurer and Principal Executive Officer

Date:	October 12, 2018	/s/ John G. Sharkey
John G. Sharkey,
Vice President-Finance and Principal Accounting Officer

Page 17