Form 10-Q
period 2018-11-30
TSR INC
filed 2019-01-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2018

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

631-231-0333
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 31, 2018, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Page i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2018	2018
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$4,549,458	$5,323,437
Certificates of deposit and marketable securities	531,448	537,160
Accounts receivable, net of allowance for doubtful accounts of $185,000	7,970,877	7,227,823
Other receivables	20,538	2,094
Prepaid expenses	176,087	98,344
Prepaid and recoverable income taxes	71,819	28,214

Total Current Assets	13,320,227	13,217,072

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $271,521 and $263,742	21,146	27,726
Other assets	49,653	49,653
Deferred income taxes	79,000	78,000
Total Assets	$13,470,026	$13,372,451

LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$946,182	$559,428
Accrued expenses and other current liabilities	3,130,845	3,333,013
Advances from customers	1,203,482	1,211,232

Total Liabilities	5,280,509	5,103,673

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 shares at November 30, 2018 and 0 shares at May 31, 2018; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	16,545,273	16,604,219
	21,679,283	21,738,229
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003

Total TSR, Inc. Equity	8,165,280	8,224,226
Noncontrolling Interest	24,237	44,552

Total Equity	8,189,517	8,268,778

Total Liabilities and Equity	$13,470,026	$13,372,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Six Months Ended November 30, 2018 and 2017

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Revenue, net	$16,402,356	$16,515,596	$32,983,277	$33,552,704

Cost of sales	13,643,879	13,795,750	27,628,426	27,988,380
Selling, general and administrative expenses	2,882,226	2,287,898	5,402,775	4,855,887
	16,526,105	16,083,648	33,031,201	32,844,267
Income (loss) from operations	(123,749)	431,948	(47,924)	708,437

Other income (loss):
Interest and dividend income	4,948	2,451	9,575	5,153
Unrealized gain (loss) on marketable securities, net	704	7,816	(4,712)	6,984

Income (loss) before income taxes	(118,097)	442,215	(43,061)	720,574
Provision (benefit) for income taxes	(31,000)	188,000	(12,000)	306,000

Consolidated net income (loss)	(87,097)	254,215	(31,061)	414,574
Less: Net income attributable to noncontrolling interest	9,644	27,127	27,885	46,397

Net income (loss) attributable to TSR, Inc.	$(96,741)	$227,088	$(58,946)	$368,177

Net income (loss) per TSR, Inc. common share	$(0.05)	$0.12	$(0.03)	$0.19

Weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Six Months Ended November 30, 2018 and 2017

(UNAUDITED)

	Shares of		Additional				Non-
	common	Common	paid-in	Retained	Treasury	TSR, Inc.	controlling	Total
	stock	stock	capital	earnings	stock	equity	interest	equity

Balance at May 31, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	46,397	46,397

Distribution to noncontrolling interest	-	-	-	-	-	-	(8,700)	(8,700)

Net income attributable to TSR, Inc.	-	-	-	368,177	-	368,177	-	368,177

Balance at November 30, 2017	3,114,163	$31,142	$5,102,868	$16,486,188	$(13,514,003)	$8,106,195	$59,154	$8,165,349

Balance at May 31, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	27,885	27,885

Distribution to noncontrolling interest	-	-	-	-	-	-	(48,200)	(48,200)

Net loss attributable to TSR, Inc.	-	-	-	(58,946)	-	(58,946)	-	(58,946)

Balance at November 30, 2018	3,114,163	$31,142	$5,102,868	$16,545,273	$(13,514,003)	$8,165,280	$24,237	$8,189,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2018 and 2017

(UNAUDITED)

	Six Months Ended November 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income (loss)	$(31,061)	$414,574
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,779	8,421
Unrealized (gain) loss on marketable securities, net	4,712	(6,984)
Deferred income taxes	(1,000)	(2,000)

Changes in operating assets and liabilities:
Accounts receivable	(743,054)	(290,180)
Other receivables	(18,444)	14,653
Prepaid expenses	(77,743)	32,402
Prepaid and recoverable income taxes	(43,605)	94,833
Accounts and other payables and accrued expenses and other current liabilities	184,586	(151,318)
Income taxes payable	-	93,493
Advances from customers	(7,750)	(156,882)
Net cash provided by (used in) operating activities	(725,580)	51,012
Cash flows from investing activities:
Proceeds from maturities of marketable securities	248,000	496,000
Purchases of marketable securities	(247,000)	-
Purchases of equipment and leasehold improvements	(1,199)	(19,323)
Net cash provided by (used in) investing activities	(199)	476,677
Cash flows from financing activities:
Cash dividend paid	-	(1,962,062)
Distribution to noncontrolling interest	(48,200)	(8,700)
Net cash used in financing activities	(48,200)	(1,970,762)
Net decrease in cash and cash equivalents	(773,979)	(1,443,073)
Cash and cash equivalents at beginning of period	5,323,437	5,723,976
Cash and cash equivalents at end of period	$4,549,458	$4,280,903

Supplemental disclosures of cash flow data:
Income taxes paid	$37,000	$120,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2019. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2018 and May 31, 2018:

	November 30, 2018	May 31, 2018
Cash in banks	$3,941,517	$4,723,700
Money market funds	607,941	599,737

	$4,549,458	$5,323,437

4.	Revenue Recognition

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-08, Principal versus Agent Consideration (Topic 606). This update contains guidance on principal versus agent assessments when a third party is involved in providing goods or services to a customer. It specifies that an entity is a principal, and thus records revenue on a gross basis, if it controls a good or service before transferring the good or service to the customer. An entity is an agent, and thus records revenue on a net basis, if it arranges for a good or service to be provided by another entity. This update is effective for the Company in the fiscal year ending May 31, 2019 as part of the adoption of ASC 606.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2018 and May 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	39,448	-	-	39,448
	$39,448	$492,000	$-	$531,448

May 31, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$493,000	$-	$493,000
Equity Securities	44,160	-	-	44,160
	$44,160	$493,000	$-	$537,160

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at November 30, 2018 and May 31, 2018 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
November 30, 2018	Cost	Gains	Losses	Value
Current
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	22,582	-	39,448
	$508,866	$22,582	$-	$531,448

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
May 31, 2018	Cost	Gains	Losses	Value
Current
Certificates of Deposit	$493,000	$-	$-	$493,000
Equity Securities	16,866	27,294	-	44,160
	$509,866	$27,294	$-	$537,160

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

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

Common Stock Transactions

On July 24, 2018 the Company became aware that Joseph F. Hughes and Winifred Hughes filed Amendments to Statements on Schedule 13D (the “Schedules 13D”) with the United States Securities and Exchange Commission (the “SEC”) on that date, in which Joseph F. Hughes and Winifred Hughes disclosed that they had collectively sold 819,491 shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”), jointly held by them in a privately-negotiated transaction to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC. The Schedules 13D stated that the sale closed on July 23, 2018. Joseph F. Hughes is the former Chairman and Chief Executive Officer of the Company. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC acquired, in the aggregate, 41.8% of the Company’s shares of issued and outstanding Common Stock from Joseph F. Hughes and Winifred Hughes in this transaction. Amendments to Statements on Schedule 13D previously filed by Joseph F. Hughes and Winifred Hughes on July 17, 2018 attached an exhibit wherein it was stated that prior to the transaction described above, Zeff Capital, L.P. owned 77,615 shares or approximately 4% of the Company’s issued and outstanding Common Stock.

The Company became aware on August 23, 2018 that Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff filed an Amendment to Statement on Schedule 13D with the SEC disclosing the additional purchase by Zeff Capital, L.P. of an aggregate of 55,680 shares of Common Stock. As a result of these additional purchases of Common Stock, Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff own a total of 437,774 shares of Common Stock, which represents approximately 22.3% of the Company’s issued and outstanding Common Stock.

The Company became aware on November 20, 2018 that QAR Industries, Inc. and Robert Fitzgerald filed an Amendment to Statement on Schedule 13D with the SEC disclosing that QAR Industries, Inc. and Robert Fitzgerald own a total of 139,869 shares of Common Stock, which represents approximately 7.1% of the Company’s issued and outstanding Common Stock.

Based upon the filings described above, Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC are the owners of an aggregate of 953,743 shares Common Stock, which represents approximately 48.6% of the Company’s issued and outstanding Common Stock. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC have not filed Statements on Schedule 13D stating that they are acting as a group.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

Rights Plan / Preferred Stock

On August 29, 2018, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock of the Company outstanding on August 29, 2018 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 29, 2018, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Class A Preferred Stock, Series One, par value $0.01 per share (“Preferred Stock”), of the Company at a price of $24.78 per one one-hundredth of a share of Preferred Stock represented by a Right (the “Purchase Price”), subject to adjustment.

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

The Rights will separate and begin trading separately from the Common Stock, and Rights Certificates will be issued to evidence the Rights, on the earlier to occur of (a) the Close of Business (as such term is defined in the Rights Agreement) on the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person (as such term is defined in the Rights Agreement), group of affiliated or associated Persons or any other Person with whom such Person is Acting in Concert (as defined below) has acquired Beneficial Ownership (as defined below) of 5% or more of the outstanding Common Stock (an “Acquiring Person”) (or, in the event an exchange is effected in accordance with Section 27 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (b) the Close of Business on the tenth Business Day (as such term is defined in the Rights Agreement) (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the Beneficial Ownership by a Person or group of 5% or more of the outstanding Common Stock (the earlier of such dates, the “Distribution Date”). As soon as practicable after the Distribution Date, unless the Rights are recorded in book-entry or other uncertificated form, the Company will prepare and cause the Right Certificates to be sent to each record holder of Common Stock as of the Close of Business on the Distribution Date.

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

November 30, 2018

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

Preferred Stock Rights

The Preferred Stock will not be redeemable. Each share of Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors, (a) cash dividends in an amount per share (rounded to the nearest cent) equal to 100 times the aggregate per share amount of all cash dividends declared or paid on the Common Stock and (b) a preferential quarterly cash dividend (the “Preferential Dividends”) in an amount equal to $50.00 per share of Preferred Stock less the per share amount of all cash dividends declared on the Preferred Stock pursuant to clause (a) of this sentence. Each share of Preferred Stock will entitle the holder thereof to 100 votes per share, voting together with the holders of the Common Stock as a single class, except as otherwise provided in the Certificate of Designations of Class A Preferred Stock Series One filed by the Company with the Delaware Secretary of State or the Company’s Amended and Restated Certificate of Incorporation, as amended, or Amended and Restated By-laws. In the event of any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each outstanding share of Preferred Stock shall at the same time be similarly exchanged for or changed into the aggregate amount of stock, securities, cash and/or other property (payable in like kind), as the case may be, for which or into which each share of Common Stock is changed or exchanged, multiplied by 100. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, (a) no distribution shall be made to the holders of shares of stock ranking junior to the Preferred Stock unless the holders of the Preferred Stock shall have received the greater of (i) $100 per share of Preferred Stock plus an amount equal to accrued and unpaid dividends and distributions thereon or (ii) an amount equal to 100 times the aggregate amount to be distributed per share to holders of the Common Stock, and (b) no distribution shall be made to the holders of stock ranking on a parity upon liquidation, dissolution or winding up with the Preferred Stock unless simultaneously therewith distributions are made ratably to the holders of the Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of shares of Preferred Stock are entitled under clause (a)(i) of this sentence and to which the holders of such parity shares are entitled, in each case upon such liquidation, dissolution or winding up.

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

November 30, 2018

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

From time to time, the Company is party to various lawsuits, some involving material amounts. Except as described below, management is not aware of any lawsuits to which the Company is a party.

On October 16, 2018, the Company was served with a complaint filed in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz, a stockholder of the Company, against the Company; Joseph F. Hughes and Winifred M. Hughes; current and former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; as well as stockholders Zeff Capital, L.P. (“Zeff”), QAR Industries, Inc. (“QAR”) and Fintech Consulting LLC (“Fintech,” and collectively with Zeff and QAR, the “Zeff Group”). The complaint purports to be a class action lawsuit asserting claims on behalf of all minority stockholders of the Company. Ms. Paskowitz alleges the following: the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock (“controlling interest”) to Zeff, QAR and Fintech was in breach of Joseph F. Hughes’ and Winifred M. Hughes’ fiduciary duties and to the detriment of the Company’s minority stockholders; the members of the Board of Directors of the Company named in the complaint breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented Joseph F. Hughes and Winifred M. Hughes from selling their shares and preserved a higher premium for all stockholders; Zeff, QAR, and Fintech are “partners” and constitute a “group.” Ms. Paskowitz also asserts that the Zeff Group aided and abetted Joseph F. Hughes’ and Winifred M. Hughes’ conduct and ultimately seeks to buy out the remaining shares of the Company at an unfair price.

The complaint filed by Ms. Paskowitz on October 11, 2018 seeks declaratory judgment and unspecified monetary damages. The complaint requests declarations from the court that: (1) Joseph F. Hughes’ and Winifred M. Hughes’ sale of their controlling interest to the Zeff Group was in breach of their fiduciary duties, and that those shares may not be voted or sold back to the Company pending further court order; (2) the members of the Board named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from the Zeff Group; and (3) the Zeff Group must make a number of disclosures regarding their plans for the Company, their relationships with one another, and any agreements with Joseph F. Hughes and Winifred M. Hughes. The complaint has not assigned any monetary values to alleged damages, but it seeks: (1) for Joseph F. Hughes and Winifred M. Hughes, and the Zeff Group, to disgorge any benefit they received from the sale of the Hughes’ controlling interest; (2) for the Board of Directors of the Company to pay damages equal to the reduced value of the class members’ shares as auctionable assets; and (3) reasonable attorneys’ fees and costs. Although the Company is named as a defendant, there are no claims or damages allegations against the Company, and the complaint states that it names the Company solely to effectuate equitable relief if granted.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

On November 5, 2018, the Company was served with a complaint filed in the Delaware Court of Chancery by Fintech. The complaint purports to be a stockholder derivative lawsuit on behalf of the Company against all current members of the Board of Directors of the Company. Fintech claims that the Board of Directors breached its fiduciary duties owed to the Company’s stockholders by approving certain anti-takeover measures. Fintech seeks relief in the following forms: (1) a declaration that the anti-takeover measures are invalid; (2) a declaration that no change in control of the Company has occurred for purposes of the Company’s stockholder rights plan or the employment agreement between the Company and the Company’s Chairman, President and Chief Executive Officer, (3) unspecified money damages; and (4) attorneys’ fees and costs. Fintech also seeks an expedited trial.

On November 8, 2018, the Company was served with a second complaint filed by Susan Paskowitz, which she filed in the Delaware Court of Chancery on November 6, 2018. Ms. Paskowitz purports to bring the complaint directly, and in the alternative, derivatively on behalf of the Company, against Fintech, all current members of the Board of Directors of the Company, and the Company as a nominal defendant.

The complaint filed by Ms. Paskowitz in the Delaware Court of Chancery alleges that the stockholder rights plan adopted by the Company is reasonable and that the relief Fintech seeks in the derivative suit that Fintech filed in the Delaware Court of Chancery (which is described above) is excessive and not in the best interest of the Company’s stockholders. Ms. Paskowitz’s complaint additionally alleges that the approval by the Company’s Board of Directors of a change-in-control agreement with Christopher Hughes, the Company’s President, CEO, and Chairman of the Board, and an amendment to the by-laws of the Company eliminating the stockholders’ right to call a special meeting of stockholders, are unreasonable and were adopted in breach of the Board’s fiduciary duties.

Ms. Paskowitz’s complaint seeks declaratory relief. It requests that the court (1) reject Fintech’s challenge to the Board’s adoption of a stockholder rights plan; (2) void Christopher Hughes’ change-in-control agreement; and (3) void the special meeting amendment. Although the Company is named as a nominal defendant, there are no claims against the Company, and the complaint states that it names the Company solely to effectuate equitable or declaratory relief if granted.

The Company intends vigorously to defend against any and all allegations against the Company and current and former directors and officers of the Company contained in the complaints described above.

In addition, on December 21, 2018, the Company filed a complaint in the United Stated District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC d/b/a ApTask, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company. The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company.

At this time, it is not possible to predict the outcome of any of these litigation matters or their effect on the Company and the Company’s consolidated financial position.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

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

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the success of the Company’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2018 compared with three months ended November 30, 2017

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2018		November 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$16,402	100.0%	$16,516	100.0%
Cost of sales	13,644	83.2%	13,796	83.5%
Gross profit	2,758	16.8%	2,720	16.5%
Selling, general and administrative expenses	2,882	17.5%	2,288	13.9%
Income (loss) from operations	(124)	(0.7)%	432	2.6%
Other income, net	6	0.0%	10	0.1%
Income (loss) before income taxes	(118)	(0.7)%	442	2.7%
Provision (benefit) for income taxes	(31)	0.2%	188	1.1%
Consolidated net income (loss)	(87)	(0.5)%	254	1.6%
Less: Net income attributable to noncontrolling interest	10	0.1%	27	0.2%
Net income (loss) attributable to TSR, Inc.	$(97)	(0.6)%	$227	1.4%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2018 decreased $114,000 or 0.7% from the prior year quarter. Revenue for the quarter ended November 30, 2018 decreased due to lower average billing rates from a shift in business mix and due to a higher discount plan put in place upon contract renewal with a major customer in May 2018. However, the overall average number of consultants on billing with customers increased from 391 for the quarter ended November 30, 2017 to 407 for the quarter ended November 30, 2018, while the average number of computer programming consultants increased from 345 for the quarter ended November 30, 2017 to 346 in the quarter ended November 30, 2018. The 407 consultants on billing for the current quarter include an equivalent 61 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year quarter which included an equivalent 46 administrative (non-IT) workers.

Cost of Sales

Cost of sales for the quarter ended November 30, 2018 decreased $152,000 or 1.1% to $13,644,000 from $13,796,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue decreased from 83.5% in the quarter ended November 30, 2017 to 83.2% in the quarter ended November 30, 2018. The decrease in cost of sales as a percentage of revenue was primarily attributable to a higher amount of full time placement fees in the current quarter for which there are no associated cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $594,000 or 26.0% from approximately $2,288,000 in the quarter ended November 30, 2017 to $2,882,000 in the quarter ended November 30, 2018. The increase in these expenses resulted from a significant increase in amounts paid for legal services of $515,000 and advisory fees of $80,000 in connection with various stockholder lawsuits and our on-going contested proxy solicitation relating to our annual meeting, which we postponed to a date to be determined as a result of these lawsuits and the shareholder proposals to be brought before the annual meeting. Selling, general and administrative expenses, as a percentage of revenue, increased from 13.9% in the quarter ended November 30, 2017 to 17.5% in the quarter ended November 30, 2018.

Other Income

Other income for the quarter ended November 30, 2018 resulted primarily from interest and dividend income of $5,000 and a mark to market gain of $1,000 on the Company’s equity securities. Other income for the quarter ended November 30, 2017 resulted primarily from interest and dividend income of $2,000 and a mark to market gain of $8,000 on the Company’s equity securities.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended November 30, 2018 and 2017 reflects the Company’s estimated effective tax rate for the years ending May 31, 2019 and 2018, respectively. These rates were a benefit of 26.3% for the quarter ended November 30, 2018 and a provision of 42.5% for the quarter ended November 30, 2017. The benefit in the current quarter was due to the loss from operations, while the decrease in the effective tax rate in the current quarter was primarily due to the reduction of the federal income tax rate from 34% to 21% due to the Tax Cuts and Jobs Act effective January 1, 2018.

Net Income (Loss) Attributable to TSR, Inc.

Net income (loss) attributable to TSR, Inc. decreased from net income of $227,000 in the quarter ended November 30, 2017 to a net loss of $97,000 in the quarter ended November 30, 2018. This decrease was primarily attributable to the significant increase in selling, general and administrative expenses from increased amounts paid for legal services and advisory fees.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2018 compared with six months ended November 30, 2017

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2018		November 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$32,983	100.0%	$33,553	100.0%
Cost of sales	27,628	83.8%	27,989	83.4%
Gross profit	5,355	16.2%	5,564	16.6%
Selling, general and administrative expenses	5,403	16.3%	4,856	14.5%
Income (loss) from operations	(48)	(0.1)%	708	2.1%
Other income, net	5	0.0%	12	0.0%
Income (loss) before income taxes	(43)	(0.1)%	720	2.1%
Provision (benefit) for income taxes	(12)	0.0%	306	0.9%
Consolidated net income (loss)	(31)	(0.1)%	414	1.2%
Less: Net income attributable to noncontrolling interest	28	0.1%	46	0.1%
Net income (loss) attributable to TSR, Inc.	$(59)	(0.2)%	$368	1.1%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2018 decreased $570,000 or 1.7% from the prior year period. Revenue for the six months ended November 30, 2018 decreased due to lower rates from a shift in business mix and due to a higher discount plan put in place upon contract renewal with a major customer in May 2018. However, the overall average number of consultants on billing with customers increased from 393 for the six months ended November 30, 2017 to 398 for the six months ended November 30, 2018, while the average number of computer programming consultants decreased from 343 for the six months ended November 30, 2017 to 337 in the six months ended November 30, 2018. The 398 consultants on billing for the current period include an equivalent 61 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year period which included an equivalent 50 administrative (non-IT) workers.

Cost of Sales

Cost of sales for the six months ended November 30, 2018 decreased $361,000 or 1.3% to $27,628,000 from $27,989,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue increased from 83.4% in the six months ended November 30, 2017 to 83.8% in the six months ended November 30, 2018. The increase in cost of sales as a percentage of revenue was primarily attributable to the new discount plan put in place with a major customer upon contract renewal in May 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $547,000 or 11.3% from approximately $4,856,000 in the six months ended November 30, 2017 to $5,403,000 in the six months ended November 30, 2018. The increase in these expenses primarily resulted from a significant increase in amounts paid for legal services of $625,000 and advisory fees of $130,000 offset, to an extent, by the retirement of the former Chairman which reduced expenses by $240,000 for the six month period. The legal and advisory expenses increased in connection with various stockholder lawsuits and our on-going contested proxy solicitation relating to our annual meeting, which we postponed to a date to be determined as a result of these lawsuits and the shareholder proposals to be brought before the annual meeting. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.5% in the six months ended November 30, 2017 to 16.3% in the six months ended November 30, 2018.

TSR, INC. AND SUBSIDIARIES

Other Income

Other income for the six months ended November 30, 2018 resulted primarily from interest and dividend income of $10,000 and a mark to market loss of $5,000 on the Company’s equity securities. Other income for the six months ended November 30, 2017 resulted primarily from interest and dividend income of $5,000 and a mark to market gain of $7,000 on the Company’s equity securities.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the six months ended November 30, 2018 and 2017 reflects the Company’s estimated effective tax rate for the years ending May 31, 2019 and 2018, respectively. These rates were a benefit of 27.9% for the six months ended November 30, 2018 and a provision of 42.5% for the six months ended November 30, 2017. The benefit in the current period was due to the loss from operations, while the decrease in the effective tax rate in the current period was primarily due to the reduction of the federal income tax rate from 34% to 21% due to the Tax Cuts and Jobs Act effective January 1, 2018.

Net Income (Loss) Attributable to TSR, Inc.

Net income (loss) attributable to TSR, Inc. decreased from net income of $368,000 in the six months ended November 30, 2017 to a net loss of $59,000 in the six months ended November 30, 2018. This decrease was primarily attributable to the significant increase in selling, general and administrative expenses from increased amounts paid for legal services and advisory fees.

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

At November 30, 2018, the Company had working capital (total current assets in excess of total current liabilities) of $8,040,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,081,000 as compared to working capital of $8,113,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,861,000 at May 31, 2018.

For the six months ended November 30, 2018, net cash used in operating activities was $726,000 compared to net cash provided by operating activities of $51,000 for the six months ended November 30, 2017. The cash used in operating activities in the six months ended November 30, 2018 resulted primarily from an increase in accounts receivable of $743,000. The cash provided by operating activities in the six months ended November 30, 2017 resulted primarily from consolidated net income of $414,000 offset by an increase in accounts receivable of $290,000 and a decrease in advances from customers of $157,000.

There was no net cash provided by or used in investing activities for the six months ended November 30, 2018. Net cash provided by investing activities of $477,000 for the six months ended November 30, 2017 primarily resulted from not reinvesting certificates of deposit that had matured.

In the six months ended November 30, 2018, net cash used in financing activities resulted from the payment of distributions to the noncontrolling interest of $48,000. In the six months ended November 30, 2017, net cash used in financing activities resulted from the payment of a cash dividend of $1,962,000 and distribution to the noncontrolling interest of $9,000.

The Company’s capital resource commitments at November 30, 2018 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities relating to leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2018 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Except for the adoption of ASC 606 as of June 1, 2018, disclosed in Note 4 to the condensed consolidated financial statements, there have been no changes in the Company’s significant accounting policies as of November 30, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

On October 16, 2018, the Company was served with a complaint filed in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz against the Company; Joseph F. Hughes and Winifred M. Hughes; current and former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; and Zeff, QAR and Fintech. The complaint makes various allegations against the defendants related to the sale by Joseph F. Hughes and Winifred M. Hughes of a controlling interest in the Company to Zeff, QAR and Fintech.

On November 5, 2018, the Company was served with a complaint filed in the Delaware Court of Chancery by Fintech, which purports to be a stockholder derivative lawsuit on behalf of the Company against all current members of the Board of Directors of the Company, and claims that the Board of Directors breached its fiduciary duties owed to the Company’s stockholders by approving certain anti-takeover measures.

On November 8, 2018, the Company received notice of a complaint filed in the Delaware Court of Chancery on November 6, 2018, by Susan Paskowitz, who purports to bring the complaint directly, and in the alternative, derivatively on behalf of the Company, against Fintech, all current members of the Board of Directors of the Company, and the Company as a nominal defendant. The complaint seeks declaratory relief related to certain anti-takeover measures adopted by the Company.

On December 21, 2018, the Company filed a complaint in the United Stated District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC d/b/a ApTask, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Exchange Act, and the related rules and regulations promulgated by the SEC.

Please see Note 9 to the Company’s consolidated financial statements for more complete descriptions of the foregoing litigation matters.

Item 6. Exhibits

(a)	Exhibit 31.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: January 11, 2019	/s/ Christopher Hughes
Christopher Hughes, Chairman of the Board, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: January 11, 2019	/s/ John G. Sharkey
John G. Sharkey, Vice President-Finance and Principal Accounting Officer