Form 10-Q
period 2019-02-28
TSR INC
filed 2019-04-12
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2019

☐       Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

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

As of March 31, 2019, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2019	May 31, 2018
ASSETS	(Unaudited)	(see Note 1)

Current Assets:
Cash and cash equivalents	$4,112,155	$5,323,437
Certificates of deposit and marketable securities	534,368	537,160
Accounts receivable, net of allowance for doubtful accounts of $185,000	6,952,433	7,227,823
Other receivables	4,428	2,094
Prepaid expenses	166,318	98,344
Prepaid and recoverable income taxes	47,819	28,214
Total Current Assets	11,817,521	13,217,072

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $266,589 and $263,742	8,800	27,726
Other assets	49,653	49,653
Deferred income taxes	338,000	78,000
Total Assets	$12,213,974	$13,372,451
LIABILITIES AND EQUITY

Current Liabilities:
Accounts and other payables	$537,893	$559,428
Accrued expenses and other current liabilities	2,938,919	3,333,013
Advances from customers	1,227,605	1,211,232
Total Liabilities	4,704,417	5,103,673
Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 shares at February 28, 2019 and 0 shares at May 31, 2018; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	15,869,039	16,604,219
	21,003,049	21,738,229
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	7,489,046	8,224,226
Noncontrolling Interest	20,511	44,552
Total Equity	7,509,557	8,268,778
Total Liabilities and Equity	$12,213,974	$13,372,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Nine Months Ended February 28, 2019 and 2018

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018
Revenue, net	$14,782,706	$15,057,682	$47,765,983	$48,610,386

Cost of sales	12,651,580	12,771,586	40,280,006	40,759,966
Selling, general and administrative expenses	3,046,720	2,323,748	8,449,495	7,179,635
	15,698,300	15,095,334	48,729,501	47,939,601
Income (loss) from operations	(915,594)	(37,652)	(963,518)	670,785

Other income (loss):
Interest and dividend income	5,096	3,049	14,671	8,202
Loss on sale of fixed asset	(2,882)	-	(2,882)	-
Unrealized gain (loss) on marketable securities, net	2,920	3,560	(1,792)	10,544
Income (loss) before income taxes	(910,460)	(31,043)	(953,521)	689,531
Provision (benefit) for income taxes	(235,000)	(23,000)	(247,000)	283,000
Consolidated net income (loss)	(675,460)	(8,043)	(706,521)	406,531
Less: Net income attributable to noncontrolling interest	774	10,803	28,659	57,200
	-	-	-	-
Net income (loss) attributable to TSR, Inc.	$(676,234)	$(18,846)	$(735,180)	$349,331
Net income (loss) per TSR, Inc. common share	$(0.34)	$(0.01)	$(0.37)	$0.18
Weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Nine Months Ended February 28, 2019 and 2018

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non-controlling interest	Total equity
Balance at May 31, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,200	57,200

Distribution to noncontrolling interest	-	-	-	-	-	-	(43,546)	(43,546)

Net income attributable to TSR, Inc.	-	-	-	349,331	-	349,331	-	349,331

Balance at February 28, 2018	3,114,163	$31,142	$5,102,868	$16,467,342	$(13,514,003)	$8,087,349	$35,111	$8,122,460

Balance at May 31, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	28,659	28,659

Distribution to noncontrolling interest	-	-	-	-	-	-	(52,700)	(52,700)

Net loss attributable to TSR, Inc.	-	-	-	(735,180)	-	(735,180)	-	(735,180)

Balance at February 28, 2019	3,114,163	$31,142	$5,102,868	$15,869,039	$(13,514,003)	$7,489,046	$20,511	$7,509,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 28, 2019 and 2018

(UNAUDITED)

	Nine Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$(706,521)	$406,531
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,288	14,334
Unrealized (gain) loss on marketable securities, net	1,792	(10,544)
Loss on sale of fixed asset	2,882	-
Deferred income taxes	(260,000)	23,000

Changes in operating assets and liabilities:
Accounts receivable	275,390	255,972
Other receivables	(2,334)	14,511
Prepaid expenses	(67,974)	30,597
Prepaid and recoverable income taxes	(19,605)	55,619
Accounts and other payables and accrued expenses and other current liabilities	(415,629)	(520,121)
Advances from customers	16,373	(134,045)
Net cash provided by (used in) operating activities	(1,166,338)	135,854
Cash flows from investing activities:
Proceeds from maturities of marketable securities	740,000	992,000
Purchases of marketable securities	(739,000)	(493,000)
Proceeds from sale of fixed asset	10,000	-
Purchases of equipment and leasehold improvements	(3,244)	(20,438)
Net cash provided by investing activities	7,756	478,562
Cash flows from financing activities:
Cash dividend paid	-	(1,962,062)
Distribution to noncontrolling interest	(52,700)	(43,546)
Net cash used in financing activities	(52,700)	(2,005,608)
Net decrease in cash and cash equivalents	(1,211,282)	(1,391,192)
Cash and cash equivalents at beginning of period	5,323,437	5,723,976
Cash and cash equivalents at end of period	$4,112,155	$4,332,784

Supplemental disclosures of cash flow data:
Income taxes paid	$37,000	$204,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2018, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 28, 2019 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2019. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2019 and May 31, 2018:

	February 28, 2019	May 31, 2018
Cash in banks	$3,494,045	$4,723,700
Money market funds	618,110	599,737

	$4,112,155	$5,323,437

4.	Revenue Recognition

Effective June 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures. The adoption allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. Since the adoption of Accounting Standards Codification (“ASC”) 606 did not have a significant impact on the recognition of revenue, the Company did not have an opening retained earnings adjustment.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606). This update provides certain clarifications to reduce potential diversity in practice and to simplify the standard. The amendments in ASU 2016-12 clarify the following key areas: assessing collectibility; presenting sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; completed contracts at transition; and disclosing the accounting change in the period of adoption. This update is effective for the Company in the fiscal year ending May 31, 2019 as part of the adoption of ASC 606.

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

The Company recognizes most of its revenue on a gross basis when it acts as a principal in its transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, and has the discretion to select the contract professionals and establish the price for the services to be provided. Additionally, the Company retains control over its contract professionals based on its contractual arrangements. The Company primarily provides services through its employees and to a lesser extent, through subcontractors; the related costs are included in cost of sales. The Company includes billable expenses (out-of-pocket reimbursable expenses) in revenue and the associated expenses are included in cost of sales.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2019 and May 31, 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2019	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	42,368	-	-	42,368
	$42,368	$492,000	$-	$534,368

May 31, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$493,000	$-	$493,000
Equity Securities	44,160	-	-	44,160
	$44,160	$493,000	$-	$537,160

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at February 28, 2019 and May 31, 2018 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
February 28, 2019	Cost	Gains	Losses	Value
Current
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	25,502	-	42,368
	$508,866	$25,502	$-	$534,368

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
May 31, 2018	Cost	Gains	Losses	Value
Current
Certificates of Deposit	$493,000	$-	$-	$493,000
Equity Securities	16,866	27,294	-	44,160
	$509,866	$27,294	$-	$537,160

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

Common Stock Transactions

On July 24, 2018, the Company became aware that Joseph F. Hughes and Winifred Hughes filed Amendments to Statements on Schedule 13D (the “Schedules 13D”) with the United States Securities and Exchange Commission (the “SEC”) on that date, in which Joseph F. Hughes and Winifred Hughes disclosed that they had collectively sold 819,491 shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”) jointly held by them in a privately-negotiated transaction to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC. The Schedules 13D stated that the sale closed on July 23, 2018. Joseph F. Hughes is the former Chairman and Chief Executive Officer of the Company. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC acquired, in the aggregate, 41.8% of the Company’s shares of issued and outstanding Common Stock from Joseph F. Hughes and Winifred Hughes in this transaction. Amendments to Statements on Schedule 13D previously filed by Joseph F. Hughes and Winifred Hughes on July 17, 2018 attached an exhibit wherein it was stated that prior to the transaction described above, Zeff Capital, L.P. owned 77,615 shares or approximately 4% of the Company’s issued and outstanding Common Stock.

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

Based upon the filings described above, Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC are the owners of an aggregate of 953,743 shares of Common Stock, which represents approximately 48.6% of the Company’s issued and outstanding Common Stock. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC have not filed Statements on Schedule 13D stating that they are acting as a group.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

February 28, 2019

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

(Unaudited)

8.	Retirement Arrangement

Joseph F. Hughes retired as Chairman of the Board, Chief Executive Officer, President and Treasurer on July 5, 2017. The Board of Directors of the Company has elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments under the lease for the automobile used by Joseph F. Hughes until the lease expired in May, 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter. Joseph F. Hughes and his spouse have remained on the executive medical plan subsequent to May 31, 2018 at the Company’s expense in lieu of the direct payments to them for this coverage, saving the Company a small amount monthly. The total amount of these retirement benefits were accrued in the first quarter of fiscal 2018, resulting in charges amounting to approximately $180,000 which were included in selling, general and administrative expenses for the quarter.

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

The complaint filed by Ms. Paskowitz on October 11, 2018 seeks declaratory judgment and unspecified monetary damages. The complaint requests declarations from the court that: (1) Joseph F. Hughes’ and Winifred M. Hughes’ sale of their controlling interest to the Zeff Group was in breach of their fiduciary duties, and that those shares may not be voted or sold back to the Company pending further court order; (2) the members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from the Zeff Group; and (3) the Zeff Group must make a number of disclosures regarding their plans for the Company, their relationships with one another, and any agreements with Joseph F. Hughes and Winifred M. Hughes. The complaint has not assigned any monetary values to alleged damages, but it seeks: (1) for Joseph F. Hughes and Winifred M. Hughes, and the Zeff Group, to disgorge any benefit they received from the sale of the Hughes’ controlling interest; (2) for the Board of Directors of the Company to pay damages equal to the reduced value of the class members’ shares as auctionable assets; and (3) reasonable attorneys’ fees and costs. Although the Company is named as a defendant, there are no claims or damages allegations against the Company, and the complaint states that it names the Company solely to effectuate equitable relief if granted.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

On November 8, 2018, the Company was served with a second complaint filed by Susan Paskowitz, which she filed in the Delaware Court of Chancery on November 6, 2018. Ms. Paskowitz purports to bring the complaint directly, and in the alternative, derivatively on behalf of the Company, against Fintech, all current members of the Board of Directors of the Company, and the Company as a nominal defendant. The complaint alleges that the stockholder rights plan adopted by the Company is reasonable and that the relief Fintech seeks in the derivative suit that Fintech filed in the Delaware Court of Chancery (which is described above) is excessive and not in the best interest of the Company’s stockholders. Ms. Paskowitz’s complaint additionally alleges that the approval by the Company’s Board of Directors of a change-in-control agreement with Christopher Hughes, the Company’s President, CEO, and Chairman of the Board, and an amendment to the by-laws of the Company eliminating the stockholders’ right to call a special meeting of stockholders, are unreasonable and were adopted in breach of the Board’s fiduciary duties.

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

The two cases pending in the Delaware Court of Chancery have been consolidated for discovery purposes, and the court has entered a Scheduling Order that sets trial for October 8, 2019. Discovery between the parties is ongoing.

The Company intends vigorously to defend against any and all allegations against the Company and current and former directors and officers of the Company contained in the complaints described above.

In addition, on December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC d/b/a ApTask, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company. The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company. The Company has filed motions for preliminary injunction and expedited discovery. The court has scheduled an initial pretrial conference for April 23, 2019 during which the court will address initial conference matters and hear argument on the Company’s motions for a preliminary injunction and expedited discovery, as well as Defendants’ proposed motions to dismiss.

Ms. Paskowitz has also filed a related action against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani in the Southern District of New York, which asserts claims against them for breach of fiduciary duty and under federal securities laws similar to those asserted in TSR’s action. Although TSR is not a party to Ms. Paskowitz’s action, the court has determined to treat TSR’s and Ms. Paskowitz’s actions as related, and the April 23, 2019 initial pretrial conference will therefore address both TSR and Ms. Paskowitz’s separate motions for preliminary injunction and for expedited discovery.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

(Unaudited)

At this time, it is not possible to predict the outcome of any of these litigation matters or their effect on the Company and the Company’s consolidated financial position.

10.	Recently Adopted Accounting Pronouncements

Effective June 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The adoption of this standard did not have significant impact on the Company's consolidated financial statements.

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

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the success of the Company’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its contract computer consulting services business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Company is party and the proxy contest involving the Company; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 28, 2019 compared with three months ended February 28, 2018

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2019		February 28, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$14,783	100.0%	$15,058	100.0%
Cost of sales	12,652	85.6%	12,772	84.8%
Gross profit	2,131	14.4%	2,286	15.2%
Selling, general and administrative expenses	3,047	20.6%	2,324	15.4%
Loss from operations	(916)	(6.2)%	(38)	(0.2)%
Other income, net	6	0.0%	7	0.0%
Loss before income taxes	(910)	(6.2)%	(31)	(0.2)%
Benefit for income taxes	(235)	(1.6)%	(23)	(0.2)%
Consolidated net loss	(675)	(4.6)%	(8)	(0.0)%
Less: Net income attributable to noncontrolling interest	1	0.0%	11	0.1%
Net loss attributable to TSR, Inc.	$(676)	(4.6)%	$(19)	(0.1)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2019 decreased $275,000 or 1.8% from the prior year quarter. Revenue for the quarter ended February 28, 2019 decreased due to lower average billing rates from a shift in business mix and due to a higher discount plan put in place upon contract renewal with a major customer in May 2018. However, the overall average number of consultants on billing with customers increased from 370 for the quarter ended February 28, 2018 to 397 for the quarter ended February 28, 2019, while the average number of computer programming consultants increased from 324 for the quarter ended February 28, 2018 to 340 in the quarter ended February 28, 2019. The 397 consultants on billing for the current quarter include an equivalent 57 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year quarter which included an equivalent 46 administrative (non-IT) workers.

Cost of Sales

Cost of sales for the quarter ended February 28, 2019 decreased $120,000 or 0.9% to $12,652,000 from $12,772,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue increased from 84.8% in the quarter ended February 28, 2018 to 85.6% in the quarter ended February 28, 2019. The increase in cost of sales as a percentage of revenue was primarily attributable to the new discount plan put in place with a major customer upon contract renewal in May 2018 as well as an increase in the costs of benefits for consultants on billing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $723,000 or 31.1% from approximately $2,324,000 in the quarter ended February 28, 2018 to $3,047,000 in the quarter ended February 28, 2019. The increase in these expenses resulted from a significant increase in amounts paid for legal services of $768,000 and advisory fees of $30,000 in connection with various stockholder lawsuits and our on-going contested proxy solicitation relating to our annual meeting, which we postponed to a date to be determined as a result of these lawsuits and the stockholder proposals to be brought before the annual meeting. Selling, general and administrative expenses, as a percentage of revenue, increased from 15.4% in the quarter ended February 28, 2018 to 20.6% in the quarter ended February 28, 2019.

Other Income

Other income for the quarter ended February 28, 2019 resulted primarily from interest and dividend income of $5,000 and a mark to market gain of $3,000 on the Company’s equity securities, offset by a loss of $3,000 from the sale of a fixed asset. Other income for the quarter ended February 28, 2018 resulted primarily from interest and dividend income of $3,000 and a mark to market gain of $4,000 on the Company’s equity securities.

Income Taxes

The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2019 and 2018 reflects the Company’s estimated effective tax rate for the years ending May 31, 2019 and 2018, respectively. These rates were benefits of 25.8% for the quarter ended February 28, 2019 and 74.2% for the quarter ended February 28, 2018. The income tax benefits for the quarters were due to the loss from operations, while the decrease in the effective tax rate in the current quarter was primarily due to the reduction of the federal income tax rate from 34% to 21% due to the Tax Cuts and Jobs Act effective January 1, 2018.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. increased from $19,000 in the quarter ended February 28, 2018 to a net loss of $676,000 in the quarter ended February 28, 2019. This increase was primarily attributable to the significant increase in selling, general and administrative expenses from increased amounts paid for legal services and advisory fees.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2019 compared with nine months ended February 28, 2018

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2019		February 28, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$47,766	100.0%	$48,610	100.0%
Cost of sales	40,280	84.3%	40,760	83.8%
Gross profit	7,486	15.7%	7,850	16.2%
Selling, general and administrative expenses	8,449	17.7%	7,180	14.8%
Income (loss) from operations	(963)	(2.0)%	670	1.4%
Other income, net	10	0.0%	19	0.0%
Income (loss) before income taxes	(953)	(2.0)%	689	1.4%
Provision (benefit) for income taxes	(247)	(0.5)%	283	0.6%
Consolidated net income (loss)	(706)	(1.5)%	406	0.8%
Less: Net income attributable to noncontrolling interest	29	0.0%	57	0.1%
Net income (loss) attributable to TSR, Inc.	$(735)	(1.5)%	$349	0.7%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2019 decreased $844,000 or 1.7% from the prior year period. Revenue for the nine months ended February 28, 2019 decreased due to lower rates from a shift in business mix and due to a higher discount plan put in place upon contract renewal with a major customer in May 2018. However, the overall average number of consultants on billing with customers increased from 385 for the nine months ended February 28, 2018 to 398 for the nine months ended February 28, 2019, while the average number of computer programming consultants increased slightly from 337 for the nine months ended February 28, 2018 to 338 in the nine months ended February 28, 2019. The 398 consultants on billing for the current period include an equivalent 60 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year period which included an equivalent 48 administrative (non-IT) workers.

Cost of Sales

Cost of sales for the nine months ended February 28, 2019 decreased $480,000 or 1.2% to $40,280,000 from $40,760,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue increased from 83.8% in the nine months ended February 28, 2018 to 84.3% in the nine months ended February 28, 2019. The increase in cost of sales as a percentage of revenue was primarily attributable to the new discount plan put in place with a major customer upon contract renewal in May 2018 as well as an increase in the cost of benefit paid to consultants on billing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $1,269,000 or 17.7% from approximately $7,180,000 in the nine months ended February 28, 2018 to $8,449,000 in the nine months ended February 28, 2019. The increase in these expenses primarily resulted from a significant increase in amounts paid for legal services of $1,393,000 and advisory fees of $160,000 offset, to an extent, by the retirement of the former Chairman which reduced expenses by $240,000 for the nine month period. The legal and advisory expenses increased in connection with various stockholder lawsuits and our on-going contested proxy solicitation relating to our annual meeting, which we postponed to a date to be determined as a result of these lawsuits and the stockholder proposals to be brought before the annual meeting. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.8% in the nine months ended February 28, 2018 to 17.7% in the nine months ended February 28, 2019.

TSR, INC. AND SUBSIDIARIES

Other Income

Other income for the nine months ended February 28, 2019 resulted primarily from interest and dividend income of $15,000, offset by a mark to market loss of $2,000 on the Company’s equity securities and a loss of $3,000 from the sale of a fixed asset. Other income for the nine months ended February 28, 2018 resulted primarily from interest and dividend income of $8,000 and a mark to market gain of $11,000 on the Company’s equity securities.

Income Taxes

The income tax provision (benefit) included in the Company’s results of operations for the nine months ended February 28, 2019 and 2018 reflects the Company’s estimated effective tax rate for the years ending May 31, 2019 and 2018, respectively. These rates were a benefit of 25.9% for the nine months ended February 28, 2019 and a provision of 41.1% for the nine months ended February 28, 2018. The benefit in the current period was due to the loss from operations, while the decrease in the effective tax rate in the current period was primarily due to the reduction of the federal income tax rate from 34% to 21% due to the Tax Cuts and Jobs Act effective January 1, 2018.

Net Income (Loss) Attributable to TSR, Inc.

Net income (loss) attributable to TSR, Inc. decreased from net income of $349,000 in the nine months ended February 28, 2018 to a net loss of $735,000 in the nine months ended February 28, 2019. This decrease was primarily attributable to the significant increase in selling, general and administrative expenses from increased amounts paid for legal services and advisory fees.

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

At February 28, 2019, the Company had working capital (total current assets in excess of total current liabilities) of $7,113,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,647,000 as compared to working capital of $8,113,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,861,000 at May 31, 2018.

For the nine months ended February 28, 2019, net cash used in operating activities was $1,166,000 compared to net cash provided by operating activities of $136,000 for the nine months ended February 28, 2018. The cash used in operating activities in the nine months ended February 28, 2019 resulted primarily from the consolidated net loss of $707,000 and from a decrease in accounts and other payables and accrued expenses of $416,000. The cash provided by operating activities in the nine months ended February 28, 2018 resulted primarily from consolidated net income of $407,000 and a decrease in accounts receivable of $256,000 offset by a decrease in accounts and other payables and accrued expenses of $520,000 and a decrease in advances from customers of $134,000.

Net cash provided by investing activities for the nine months ended February 28, 2019 primarily resulted from proceeds from the sale of a fixed asset of $10,000 less the purchase of fixed assets of $3,000. Net cash provided by investing activities of $479,000 for the nine months ended February 28, 2018 primarily resulted from not reinvesting certificates of deposit that had matured.

In the nine months ended February 28, 2019, net cash used in financing activities resulted from the payment of distributions to the noncontrolling interest of $53,000. In the nine months ended February 28, 2018, net cash used in financing activities resulted from the payment of a cash dividend of $1,962,000 and distribution to the noncontrolling interest of $44,000.

The Company’s capital resource commitments at February 28, 2019 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities.

TSR, INC. AND SUBSIDIARIES

Recently Adopted Accounting Pronouncements

Effective June 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures. The adoption allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. Since the adoption of ASC 606 did not have a significant impact on the recognition of revenues, the Company did not have an opening retained earnings adjustment. (See Note 4 to the condensed consolidated financial statements)

Effective June 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The adoption of this standard did not have significant impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This update includes a lease accounting model that recognizes two types of leases – finance leases and operating leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities relating to leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. This update is effective for the Company in the fiscal year ending May 31, 2020. The Company is currently evaluating the impact, if any, of this update on its condensed consolidated financial statements.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s condensed consolidated financial statements, contained in its May 31, 2018 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Except for the adoption of ASC 606 as of June 1, 2018, disclosed in Note 4 to the condensed consolidated financial statements, there have been no changes in the Company’s significant accounting policies as of February 28, 2019.

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

On December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC d/b/a ApTask, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Exchange Act, and the related rules and regulations promulgated by the SEC.

On January 7, 2019, Ms. Paskowitz filed a related action against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani in the United States District Court, Southern District of New York, which asserts claims against them for breach of fiduciary duty and under federal securities laws similar to those asserted in TSR’s action. Although TSR is not a party to Ms. Paskowitz’s action, the court has determined to treat TSR’s and Ms. Paskowitz’s actions as related.

Please see Note 9 to the Company’s consolidated financial statements for more complete descriptions of the foregoing litigation matters.

Item 6. Exhibits

(a)	Exhibit 31.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date: April 12, 2019	/s/ Christopher Hughes
Christopher Hughes, Chairman of the Board, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: April 12, 2019	/s/ John G. Sharkey
John G. Sharkey, Vice President-Finance and Principal Accounting Officer