Form 10-K
period 2019-05-31
TSR INC
filed 2019-08-29
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2019

or

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 0-8656

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2635899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY 11788

(Address of principal executive offices)

Registrant’s telephone number: 631-231-0333

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TSRI	NASDAQ Capital Market
Preferred Share Purchase Rights[1]	--	--

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of Class)

[1]	Registered pursuant to Section 12(b) of the Act pursuant to a Form 8-A filed by the registrant on March 15, 2019. Until the Distribution Date (as defined in the registrant’s Rights Agreement dated as of August 29, 2018), the Preferred Share Purchase Rights will be transferred with and only with the shares of the registrant’s Common Stock to which the Preferred Share Purchase Rights are attached.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
☒ Smaller Reporting Company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $5.55 at November 30, 2018 was $5,497,000.

The number of shares of the Registrant’s common stock outstanding as of June 30, 2019 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2019 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2019

Page i

PART I

Item 1. Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2019, the Company provided IT staffing services to 54 customers. Also, beginning in the year ended May 31, 2017, the Company has provided and continues to provide contract administrative (non-IT) workers to two of its significant IT customers.

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

The Company’s success is dependent upon, among other things, its ability to attract and retain qualified professional IT personnel. The Company believes that there is significant competition for software professionals with the skills and experience necessary to perform the services offered by the Company. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increases. Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company’s profit margins.

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

OPERATIONS

The Company provides contract computer programming services primarily in the New York metropolitan area, New England, and the Mid-Atlantic region, although there are also customer locations around the country where the Company places contractors. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. Competition from larger competitors for recruiters has created more turnover than expected and increased the cost of retaining recruiters, making it more difficult to increase the number of technical recruiters on staff. As of May 31, 2019, the Company employed 19 persons who are responsible for recruiting technical personnel, 3 persons responsible for recruiting non-technical personnel and 11 persons who are account executives. As of May 31, 2018, the Company had employed 23 technical recruiters, 3 non-technical recruiters and 11 account executives.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 54 customers during the year ended May 31, 2019 as compared to 56 in the prior fiscal year. The reduction in customers did not include any significant accounts. The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In the fiscal year ended May 31, 2019, the Company had three customers which each provided more than 10% of consolidated revenues: Citigroup (22.5%), Consolidated Edison (18.3%), and AgileOne (10.6%). AgileOne provides vendor management services under an arrangement where the Company enters into a subcontract with AgileOne and AgileOne directly contracts with three end customers. The AgileOne end customers for which the Company provides services include Bristol Myers Squibb, which alone constituted 9.9% of the Company’s consolidated revenue for the year ended May 31, 2019. Additionally, the Company’s top ten customers (including end customers of vendor management companies) accounted for 77% of consolidated revenue in fiscal 2019 and 78% in fiscal 2018. While continuing its efforts to further expand its client base, including strategically targeted middle market accounts, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 33% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins. These banks are no longer willing to pay the premium prices which they had previously paid for certain high end skills.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company primarily recruits technical personnel by posting jobs on the Internet and, on occasion, by publishing advertisements in local newspapers and attending job fairs. The Company devotes significant resources to recruiting technical personnel, maintaining 19 technical recruiters based in the U.S. and contracting with an India based company for 4 recruiters in India. Additionally, the Company maintains 3 non-technical recruiters and contracts for 6 recruiters in the Philippines to assist in locating administrative (non-IT) workers. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2019, the Company employed 389 people including its 2 executive officers. Of such employees, 11 were engaged in sales, 19 were recruiters for technical personnel, 3 were recruiters for non-technical personnel, 340 were IT and administrative (non-IT) contractors, and 14 were engaged in corporate administrative and clerical functions. None of the Company’s employees belong to unions.

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

Dependence Upon Key Personnel

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. The Company is dependent on Christopher Hughes in his corporate positions and as President of TSR Consulting Services, Inc. The Company has an employment agreement with Christopher Hughes which expires May 31, 2022. The Company is also dependent on the Company’s New Jersey office branch manager and the minority owner of its Logixtech Solutions LLC subsidiary. The Company has an employment agreement with this branch manager which terminates in July, 2021 and an employment agreement with the minority owner which terminates in August, 2020. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with the account executives. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Dependence on Significant Customers

In the fiscal year ended May 31, 2019, the Company’s three largest customers, Citigroup, Consolidated Edison and AgileOne, accounted for 22.5%, 18.3%, and 10.6% of the Company’s consolidated revenue, respectively. AgileOne is a vendor management company through which the Company provides services to three end customers, of which Bristol Myers Squibb is the most significant, representing 9.9% of the Company’s consolidated revenue for fiscal 2019. In total, the Company derives over 29% of its revenue from accounts with vendor management companies. The Company’s 10 largest customers provided 77% of consolidated revenue in fiscal 2019. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 33% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. These banks are no longer willing to pay the premium prices which they had previously paid for certain high end skills. See “Rapidly Changing Industry” below.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

The accounts receivable balances associated with the Company’s largest customers were $3,657,000 for three customers at May 31, 2019 and $3,692,000 for three customers at May 31, 2018. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

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

The Company’s ability to maintain and renew existing engagements and obtain new business in its contract computer programming business depends, in large part, on its ability to hire and retain technical personnel with the IT skills that keep pace with continuing changes in software evolution, industry standards and technologies, and client preferences. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increases. Increased demand for qualified personnel has resulted and is expected to continue to result in increased expenses to hire and retain qualified technical personnel and has adversely affected the Company’s profit margins.

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

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. Therefore, any significant economic downturn could have a material adverse effect on the Company’s results of operations. As a result of the broad based economic downturn that began in 2008, the Company experienced a decrease in the number of consultants on billing with customers from which it took years to recover. Customer spending during the 2019 fiscal year appears to have decreased in certain areas, particularly among foreign based financial services customers. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in expanding its customer base beyond its core customers. There is no assurance that the Company will achieve growth in its revenue.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employer’s portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. During the past few years, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs have continued to increase as a result of health care reforms and the mandate to provide health insurance to employees under the Affordable Care Act which went into effect January 1, 2015. Additionally, the New York City Council approved a measure which went into effect in April 2014 requiring the Company to provide five paid sick days per year. Several local municipalities, such as Newark and Jersey City, New Jersey, have enacted similar statutes. The State of New Jersey added a similar paid sick time law effective in October 2018. Many other cities around the country have enacted or are in the process of enacting paid leave mandates. The Company has not been able to sufficiently increase the fees charged to its customers to cover these mandated cost increases. There are also proposals on the federal and state levels to phase in paid or partially paid family leave. It is too early to determine how this will affect the Company’s profitability. New York State passed a paid family leave law effective January 1, 2018 that is financed by insurance through employee payroll deductions.

Effect of Offshore Outsourcing

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenue to decline. In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India and other East Asian countries, to perform technology related work and projects. This trend has reduced the growth in domestic IT staffing revenue for the industry. There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

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

The Company’s operating results also fluctuate due to seasonality. Typically, our billable hours, which directly affect our revenue and profitability, decrease in our third fiscal quarter. Clients closing during the holiday season and for winter weather causes the number of billable work days for consultants on billing with customers to decrease. Additionally, at the beginning of the calendar year, which also falls within our third fiscal quarter, payroll taxes are at their highest. This results in our lowest gross margins of the year. The Company’s operating results are also subject to fluctuation as a result of other factors such as vacations, client mandated furloughs and client budgeting requirements.

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

Voting Power of Major Stockholders

Through an amendment to filings with the United States Securities and Exchange Commission on Schedule 13D by Joseph F. Hughes and Winifred M. Hughes, the Company was informed that on July 20, 2018, Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC entered an agreement to purchase 819,491 shares of the Company’s Common Stock (the “Shares”) which were held by Joseph F. Hughes and Winifred M. Hughes. Joseph F. Hughes is the former Chairman and Chief Executive Officer of the Company. The Shares were sold in a privately negotiated transaction for a purchase price of $6.25 per share, or $5,121,819 in the aggregate, and the Shares collectively represented 41.8% of the Company’s issued and outstanding Common Stock. It had also been disclosed that Zeff Capital, LP owned 77,615 shares of the Company’s Common Stock, which represented approximately 4.0% of the Company’s issued and outstanding Common Stock. Each of the purchasers of the Shares has significant voting power on all matters subject to a vote of the Company’s stockholders.

As of the most recent filings available, Zeff Capital, LP owns 437,774 shares or 22.3%, QAR Industries, Inc. owned 139,200 shares or 7.1% and Fintech Consulting LLC owned 376,100 or 19.2% of the Company’s issued and outstanding Common Stock. The Company considers Zeff Capital, LP, QAR Industries, Inc. and Fintech Consulting LLC to be affiliates of the Company based on their significant ownership of the Company’s outstanding Common Stock.

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

On December 7, 2018, the Company announced that the Special Committee had performed a comprehensive review and evaluation of various strategic alternatives available to the Company and determined that the strategic acquisition of one or more businesses operating in the same business sector as the Company or a complementary business sector is in the best interests of the Company and its stockholders, and based on the unanimous recommendation of the Special Committee, the Board had decided that it is in the best interests of the Company and its stockholders to pursue one or more strategic acquisitions. In connection with its strategic review, the Special Committee retained CoView Capital, Inc. as its independent financial advisor and Farrell Fritz, P.C. as its independent legal advisor. See the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2018.

Certain Anti-Takeover Provisions May Inhibit a Change of Control

In addition to the significant ownership of Common Stock discussed above under the caption “Voting Power of Major Stockholders,” certain provisions of the Company’s charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Such provisions include a classified Board of Directors and advance notice requirements for nomination of directors and certain stockholder proposals set forth in the Company’s Certificate of Incorporation and by-laws. In addition, on August 29, 2018, the Company entered into a Rights Agreement and paid a related dividend of preferred share purchase rights to the holders of the Company’s outstanding Common Stock. The preferred share purchase rights give the holders thereof the right to purchase shares of the Company’s Class A Preferred Stock Series One, par value $0.01 per share (“Preferred Stock”). The Preferred Stock has rights with respect to dividends, voting and liquidation preferences that are superior to the Common Stock. The preferred share purchase rights do not become exercisable until the acquisition by certain persons or entities, or groups of affiliated persons or entities, of 5% or more of the Company’s outstanding Common Stock. See Footnote 4 to the Consolidated Financial Statements elsewhere in this report.

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

On August 29, 2018, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock of the Company outstanding on August 29, 2018 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 29, 2018, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Preferred Stock at a price of $24.78 per one one-hundredth of a share of Preferred Stock represented by a Right (the “Purchase Price”), subject to adjustment. See Footnote 4 to the Consolidated Financial Statements elsewhere in this report.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2020, with annual rentals of approximately $86,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and recruiting offices in New York City (lease expires August 2022) and Edison, New Jersey (lease expires February 2020), with aggregate annual rentals of approximately $155,000 and $143,000, respectively.

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

On May 6, 2019, a stipulation dismissal was filed in this action with respect to defendants Joseph F. Hughes, Winifred M. Hughes, and Regina Dowd, in which the plaintiff and these defendants agreed to the dismissal of all claims asserted by and against them, without prejudice.

On June 14, 2019, Ms. Paskowitz filed an amended complaint against the members of the Board of Directors and the Zeff Group, which asserts substantially similar allegations to those contained in the October 11, 2018 complaint. In addition to the members of the Board of Directors named in the original complaint, the amended complaint names directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserts a derivative claim purportedly on behalf of the Company against the named members of the Board of Directors. The amended complaint seeks declaratory judgment and unspecified monetary damages. The complaint requests: (1) a declaration from the court that the members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from the Zeff Group; (2) damages derivatively on behalf of the Company for unspecified harm caused by the Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against the Zeff Group based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint has not assigned any monetary values to alleged damages.

On July 15, 2019, the Company filed an answer to the amended complaint and cross-claims against the Zeff Group for breaches of their fiduciary duties, aiding and abetting breaches of fiduciary duties, and indemnification and contribution based on their misappropriation of material nonpublic information and their failure to disclose complete and accurate information in SEC filings concerning their group actions to attempt a creeping takeover of the Company.

In addition, on December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC d/b/a ApTask, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company. The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company. The Company has filed motions for preliminary injunction and expedited discovery. The court held an initial pretrial conference on April 23, 2019 during which it ordered the parties to participate in a mediation of the claims raised in the action. The parties subsequently participated in mediation sessions through the Court-annexed Mediation Program; however, no resolution has been reached.

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

The Company is engaged in discussions with the Zeff Capital LP, Zeff Holding Company LLC and Daniel Zeff, QAR Industries, Inc. and Robert Fitzgerald and Fintech Consulting LLC and Tajuddin Haslani (the “Investor Parties”) regarding the settlement of the proxy contest with Zeff Capital L.P. and all disputes and pending litigation between the Company and the Investor Parties described above.  The settlement terms under discussion involve, among other things, (a) the purchase of the shares of TSR, Inc. beneficially owned by the Investor Parties for cash by the Company and Christopher Hughes, Chairman, President, Treasurer and Chief Executive Officer of the Company; (b) a settlement payment by the Company to the Investor Parties for the settlement of the pending litigation involving them; and (c) certain actions with respect to the governance of the Company and the upcoming 2018 Annual Meeting of the Company’s Stockholders.  Inasmuch as settlement discussions are ongoing and certain material terms of the proposed settlement agreement have not been resolved, there can be no assurance that a settlement agreement will be reached.  The discussions do not purport to resolve the two pending litigations filed by TSR, Inc. stockholder, Susan Paskowitz.

At this time, it is not possible to predict the outcome of any of these litigation matters or their effect on the Company and the Company’s consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2019 and 2018:

	JUNE 1, 2018 – MAY 31, 2019
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$9.40	$7.92	$6.96	$6.20
Low Sales Price	4.40	4.65	4.50	4.67

	JUNE 1, 2017 – MAY 31, 2018
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$11.10	$7.45	$8.41	$6.64
Low Sales Price	4.05	3.80	4.75	4.95

There were 44 holders of record of the Company’s Common Stock as of July 31, 2019. Additionally, the Company estimates that there were approximately 700 beneficial holders as of that date. On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to stockholders of record on June 16, 2017. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There are no securities authorized for issuance under any equity compensation plans.

Item 6. Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31, 2019	May 31, 2018	May 31, 2017	May 31, 2016	May 31, 2015
Revenue, Net	$63,340	$64,990	$62,573	$60,998	$57,403

Income (Loss) From Operations	(1,848)	909	562	839	432

Net Income (Loss) Attributable to TSR, Inc.	(1,336)	486	268	399	193

Basic and Diluted Net Income (Loss) Per TSR, Inc. Common Share	(0.68)	0.25	0.14	0.20	0.10

Working Capital	6,225	8,113	7,689	9,391	8,986

Total Assets	12,534	13,372	14,535	14,090	14,051

Total TSR, Inc. Equity	6,888	8,224	7,738	9,432	9,033

Book Value Per TSR, Inc. Common Share (Total TSR Equity Divided by Common Shares Outstanding)	3.51	4.19	3.94	4.81	4.60

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$0.00	$1.00	$0.00	$0.00

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of net income. There can be no assurance that historical trends in operating results will continue in the future:

	Years Ended May 31, (Dollar Amounts in Thousands)
	2019		2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$63,340	100.0%	$64,990	100.0%
Cost of Sales	53,515	84.5	54,609	84.0
Gross Profit	9,825	15.5	10,381	16.0
Selling, General and Administrative Expenses	11,673	18.4	9,472	14.6
Income (Loss) from Operations	(1,848)	(2.9)	909	1.4
Other Income, Net	11	0.0	28	0.0
Income (Loss) Before Income Taxes	(1,837)	(2.9)	937	1.4
Provision (Benefit) for Income Taxes	(538)	(0.8)	381	0.6
Consolidated Net Income (Loss)	(1,299)	(2.1)	556	0.8
Net Income Attributable to Noncontrolling Interest	37	0.0	70	0.1
Net Income (Loss) Attributable to TSR, Inc.	$(1,336)	(2.1)%	$486	0.7%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2019 decreased $1,650,000 or 2.5% from fiscal 2018. Revenue for the current year decreased due to lower average billing rates from a shift in business mix with less placements for high end skills and due to a higher discount plan put in place upon contract renewal with a major customer in May 2018. However, the overall average number of consultants on billing with customers increased from 383 for the fiscal year ended May 31, 2018 to 394 for the fiscal year ended May 31, 2019, while the average number of computer programming consultants also increased from 332 for the fiscal year ended May 31, 2018 to 338 in the fiscal year ended May 31, 2019. The 394 consultants on billing for the current period include an equivalent 56 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year which included an equivalent 51 administrative (non-IT) workers.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2019 decreased $1,094,000 or 2.0% to $53,515,000 from $54,609,000 in the prior fiscal year. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue increased from 84.0% in the fiscal year ended May 31, 2018 to 84.5% in the fiscal year ended May 31, 2019. The increase in cost of sales as a percentage of revenue was primarily attributable to the new discount plan put in place with a major customer upon contract renewal in May 2018 as well as an increase in the costs of benefits for consultants on billing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased $2,201,000 or 23.2% from $9,472,000 in the fiscal year ended May 31, 2018 to $11,673,000 in the fiscal year ended May 31, 2019. The increase in these expenses primarily resulted from a significant increase in amounts paid for legal services of $2,307,000 and advisory fees of $191,000 offset, to an extent, by the retirement of the former Chairman which reduced expenses by $240,000 for the current period. The legal and advisory expenses increased in connection with various stockholder lawsuits and our on-going contested proxy solicitation relating to our annual meeting that was originally scheduled to be held on November 28, 2018, but which we postponed in order to provide the Company with additional time to review and respond to certain stockholder proposals, and due to the uncertainty caused by certain stockholder litigations against the Company and current and former members of its board of directors that were commenced prior to the original date for the annual meeting. Selling, general and administrative expenses, as a percentage of revenue, increased from 14.6% in the fiscal year ended May 31, 2018 to 18.4% in the fiscal year ended May 31, 2019.

Other Income

Other income for the fiscal year ended May 31, 2019 resulted primarily from interest and dividend income of $22,000 reduced by a mark to market loss of approximately $9,000 on the Company’s marketable equity securities and a loss of $2,000 on the sale of a fixed asset. Other income for the fiscal year ended May 31, 2018 resulted primarily from interest and dividend income of $12,000 and a mark to market gain of approximately $15,000 on the Company’s marketable equity securities.

Income Taxes

The effective income tax rates were a benefit of 29.3% for the fiscal year ended May 31, 2019 and a provision of 40.7% for the fiscal year ended May 31, 2018. The rate for fiscal 2019 primarily consists of the new federal rate of 21.0%. The rate for fiscal 2018 was impacted by the effects of the new lower federal corporate tax rates effective January 1, 2018. The tax provision for fiscal 2018 included a blended federal statutory rate of 28.6%. However, this lower rate was offset, to an extent, by the devaluation of the Company’s deferred tax asset. The benefit of the deferred tax asset will be limited to 21% for federal income tax purposes in fiscal years going forward.

Net Income (Loss) Attributable to TSR, Inc.

Net income (loss) attributable to TSR, Inc. changed from net income of $486,000 in the fiscal year ended May 31, 2018 to a net loss of ($1,336,000) in the fiscal year ended May 31, 2019. This decrease was primarily attributable to the significant increase in selling, general and administrative expenses from increased amounts paid for legal services and advisory fees.

Liquidity, Capital Resources and Changes in Financial Condition

The Company expects that its available cash, certificates of deposit and marketable securities will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the issuance of these financial statements. Conditions affecting the Company’s business, including on-going legal expenses, may result in the need for the Company to obtain additional liquidity. Utilizing its accounts receivable as collateral, the Company may seek a line of credit or other financing to increase its liquidity. The Company does not currently maintain a credit facility with any financial institution and there can be no assurance that a line of credit or other financing will be available to the Company on terms acceptable to it.

At May 31, 2019, the Company had working capital (total current assets in excess of total current liabilities) of $6,225,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,222,000 as compared to working capital of $8,113,000 including cash and cash equivalents and certificates of deposit and marketable securities of $5,861,000 at May 31, 2018.

Net cash flow of $1,584,000 was used in operations during fiscal 2019 as compared to $1,131,000 of net cash flow provided by operations in fiscal 2018. The cash used in operations for fiscal 2019 primarily resulted from the consolidated net loss of $1,299,000, an increase in deferred taxes of $558,000, primarily from net operating loss carryforwards, and an increase in accounts receivable of $216,000, offset to some extent, by an increase in accounts and other payables and accrued expenses of $535,000, primarily from increased accrued legal expenses and customer discounts. The cash provided by operations for fiscal 2018 primarily resulted from consolidated net income of $556,000 and an increase in accounts and other payables and accrued and other liabilities of $410,000.

Net cash provided by investing activities amounted to $8,000 for fiscal 2019, compared to $478,000 in net cash provided by investing activities in fiscal 2018. The cash provided by investing activities in 2019 primarily resulted from the proceeds of the sale of a fixed asset, less purchases of fixed assets. The cash provided by investing activities in 2018 primarily resulted from maturing certificates of deposit, a portion of which were not rolled over.

Net cash used in financing activities of $53,000 during the fiscal year ended May 31, 2019 resulted primarily from the distributions to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions, LLC. Net cash used in financing activities of $2,009,000 during the fiscal year ended May 31, 2018 resulted primarily from the payment of a cash dividend of $1,962,000 and a distribution to the holder of the noncontrolling interest in the Company’s subsidiary, Logixtech Solutions, LLC of $47,000.

The Company’s capital resource commitments at May 31, 2019 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flow provided by operations, available cash and short-term marketable securities.

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2019.

Impact of New Accounting Standards

Effective June 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures. The adoption allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. Since the adoption of Accounting Standards Codification (“ASC”) 606 did not have a significant impact on the recognition of revenue, and the Company did not have an opening retained earnings adjustment.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-08, Principal versus Agent Consideration (Topic 606). This update contains guidance on principal versus agent assessments when a third party is involved in providing goods or services to a customer. It specifies that an entity is a principal, and thus records revenue on a gross basis, if it controls a good or service before transferring the good or service to the customer. An entity is an agent, and thus records revenue on a net basis, if it arranges for a good or service to be provided by another entity. The Company adopted this ASU on June 1, 2018 as part of the adoption of ASC 606 and it did not have a significant impact.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606). This update provides certain clarifications to reduce potential diversity in practice and to simplify the standard. The amendments in ASU 2016-12 clarify the following key areas: assessing collectibility; presenting sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; completed contracts at transition; and disclosing the accounting change in the period of adoption. The Company adopted this ASU on June 1, 2018 as part of the adoption of ASC 606 and it did not have a significant impact.

Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. Revenues from contract assignments are recognized over time, based on hours worked by the Company’s contract professionals. The performance of the requested service over time is the single performance obligation for assignment revenues. Certain customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed. These discounts, rebates and adjustments are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using the most likely amount method prescribed by ASC 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements. There are no incremental costs to obtain contracts and costs to fulfill contracts are expensed as incurred. The Company’s operations are primarily located in the United States.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company will adopt this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard in the 2020 fiscal year is estimated to increase total assets and total liabilities by approximately $700,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

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

Estimating Allowances for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on our historical experience, customer types, creditworthiness, economic trends and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers, or in their willingness to pay, could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TSR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries (the Company) as of May 31, 2019 and 2018, and the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

August 29, 2019

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2019 and 2018

ASSETS

	2019	2018

Current Assets:

Cash and cash equivalents	$3,694,989	$5,323,437
Certificates of deposit and marketable securities	527,232	537,160
Accounts receivable:
Trade, net of allowance for doubtful accounts of $181,000 in 2019 and $185,000 in 2018	7,443,581	7,227,823
Other	5,321	2,094
	7,448,902	7,229,917

Prepaid expenses	118,482	98,344
Prepaid and recoverable income taxes	52,385	28,214
Total Current Assets	11,841,990	13,217,072

Equipment and leasehold improvements, at cost:
Equipment	104,223	100,980
Furniture and fixtures	111,107	111,107
Automobiles	-	19,323
Leasehold improvements	60,058	60,058
	275,388	291,468

Less accumulated depreciation and amortization	268,886	263,742
	6,502	27,726

Other assets	49,653	49,653
Deferred income taxes	636,000	78,000
Total Assets	$12,534,145	$13,372,451

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2019 and 2018

LIABILITIES AND EQUITY

	2019	2018

Current Liabilities:

Accounts and other payables	$574,540	$559,428
Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,895,603	3,136,023
Other	956,965	196,990
	3,852,568	3,333,013

Advances from customers	1,190,014	1,211,232
Total Liabilities	5,617,122	5,103,673

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 shares at May 31, 2019 and 0 shares at May 31, 2018; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	15,268,224	16,604,219
	20,402,234	21,738,229
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003

Total TSR, Inc. Equity	6,888,231	8,224,226
Noncontrolling Interest	28,792	44,552

Total Equity	6,917,023	8,268,778
Total Liabilities and Equity	$12,534,145	$13,372,451

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2019 and 2018

	2019	2018

Revenue, net	$63,340,028	$64,989,995

Cost of sales	53,514,636	54,609,095
Selling, general and administrative expenses	11,672,946	9,471,523
	65,187,582	64,080,618
Income (loss) from operations	(1,847,554)	909,377

Other income (loss):
Interest and dividend income	22,309	12,381
Loss on sale of fixed asset	(2,882)	-
Unrealized gain (loss) from marketable securities, net	(8,928)	15,272
	10,499	27,653
Income (loss) before income taxes	(1,837,055)	937,030
Provision (benefit) for income taxes	(538,000)	381,000

Consolidated net income (loss)	(1,299,055)	556,030
Less: Net income attributable to noncontrolling interest	36,940	69,822

Net income (loss) attributable to TSR, Inc.	$(1,335,995)	$486,208

Basic and diluted net income (loss) per TSR, Inc. common share	$(0.68)	$0.25

Basic and diluted weighted average number of common shares outstanding	1,962,062	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2019 and 2018

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at June 1, 2017	3,114,163	$31,142	$5,102,868	$16,118,011	$(13,514,003)	$7,738,018	$21,457	$7,759,475

Net income attributable to noncontrolling interest	-	-	-	-	-	-	69,822	69,822

Distribution to noncontrolling interest	-	-	-	-	-	-	(46,727)	(46,727)

Net income attributable to TSR, Inc.	-	-	-	486,208	-	486,208	-	486,208

Balance at May 31, 2018	3,114,163	31,142	5,102,868	16,604,219	(13,514,003)	8,224,226	44,552	8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	36,940	36,940

Distribution to noncontrolling interest	-	-	-	-	-	-	(52,700)	(52,700)

Net loss attributable to TSR, Inc.	-	-	-	(1,335,995)	-	(1,335,995)	-	(1,335,995)

Balance at May 31, 2019	3,114,163	$31,142	$5,102,868	$15,268,224	$(13,514,003)	$6,888,231	$28,792	$6,917,023

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2019 and 2018

	2019	2018

Cash flows from operating activities:
Consolidated net income (loss)	$(1,299,055)	$556,030
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,586	14,339
Unrealized (gain) loss from marketable securities, net	8,928	(15,272)
Loss on sale of fixed asset	2,882	-
Deferred income taxes	(558,000)	28,000

Changes in operating assets and liabilities:
Accounts receivable-trade	(215,758)	96,468
Other receivables	(3,227)	16,361
Prepaid expenses	(20,138)	78,053
Prepaid and recoverable income taxes	(24,171)	66,619
Accounts and other payables and accrued expenses and other current liabilities	534,667	409,549
Advances from customers	(21,218)	(119,482)

Net cash provided by (used in) operating activities	(1,583,504)	1,130,665

Cash flows from investing activities:
Proceeds from maturities of marketable securities	740,000	992,000
Purchases of marketable securities	(739,000)	(493,000)
Proceeds from sale of fixed asset	10,000	-
Purchases of equipment and leasehold improvements	(3,244)	(21,415)

Net cash provided by investing activities	7,756	477,585

Cash flows from financing activities:
Cash dividend paid	-	(1,962,062)
Distributions to noncontrolling interest	(52,700)	(46,727)

Net cash used in financing activities	(52,700)	(2,008,789)

Net decrease in cash and cash equivalents	(1,628,448)	(400,539)

Cash and cash equivalents at beginning of year	5,323,437	5,723,976

Cash and cash equivalents at end of year	$3,694,989	$5,323,437

Supplemental disclosures of cash flow data:
Income taxes paid	$52,000	$286,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2019 and 2018

(1)	Summary of Business and Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. In addition, beginning in fiscal 2017, the Company has provided and continues to provide administrative (non-IT) workers on a contract basis to two of its existing customers. In fiscal 2019, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 51.4%. The largest of these constituted 22.5% of consolidated revenue. In fiscal 2018, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 48.7%. The largest of these constituted 20.7% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $3,657,000 for three customers at May 31, 2019 and $3,692,000 for three customers at May 31, 2018. The Company operates in one business segment, contract staffing services.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-08, Principal versus Agent Consideration (Topic 606). This update contains guidance on principal versus agent assessments when a third party is involved in providing goods or services to a customer. It specifies that an entity is a principal, and thus records revenue on a gross basis, if it controls a good or service before transferring the good or service to the customer. An entity is an agent, and thus records revenue on a net basis, if it arranges for a good or service to be provided by another entity. The Company adopted this ASU on June 1, 2018 as part of the adoption of ASC 606 and it did not have a significant impact.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (Topic 606). This update provides certain clarifications to reduce potential diversity in practice and to simplify the standard. The amendments in ASU 2016-12 clarify the following key areas: assessing collectibility; presenting sales taxes and other similar taxes collected from customers; noncash consideration; contract modifications at transition; completed contracts at transition; and disclosing the accounting change in the period of adoption. The Company adopted this ASU on June 1, 2018 as part of the adoption of ASC 606 and it did not have a significant impact.

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

May 31, 2019 and 2018

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2019 and 2018:

	2019	2018
Cash in banks	$3,072,218	$4,723,700
Money market funds	622,771	599,737
	$3,694,989	$5,323,437

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2019 and 2018

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2019 and 2018 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2019	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	35,232	-	-	35,232
	$35,232	$492,000	$-	$527,232

May 31, 2018	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$-	$493,000	$-	$493,000
Equity Securities	44,160	-	-	44,160
	$44,160	$493,000	$-	$537,160

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at May 31, 2019 and 2018 are summarized as follows:

May 31, 2019	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	18,366	-	35,232
	$508,866	$18,366	$-	$527,232

May 31, 2018
Current
Certificates of Deposit	$493,000	$-	$-	$493,000
Equity Securities	16,866	27,294	-	44,160
	$509,866	$27,294	$-	$537,160

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

May 31, 2019 and 2018

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

Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during the fiscal years ended May 31, 2019 or 2018.

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

May 31, 2019 and 2018

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company will adopt this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard in the 2020 fiscal year is estimated to increase total assets and total liabilities by approximately $700,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

(n)	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. The Company’s accounts receivable represent 43 accounts with open balances as of May 31, 2019. As a percentage of revenue, the three largest customers among these 43 accounts consisted of 49.1% of the net accounts receivable balance at May 31, 2019.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2019 and 2018

(2)	Income Taxes

A reconciliation of the provision for income taxes computed at the federal statutory rates of 21.0% for fiscal 2019 and 28.6% (blended) for fiscal 2018 to the reported amounts is as follows:

	2019		2018
	Amount	%	Amount	%
Amounts at statutory federal tax rate	$(386,000)	(21.0)%	$268,000	28.6%
Noncontrolling interest	(8,000)	(0.4)	(20,000)	(2.1)
State and local taxes, net of federal income tax effect.	(115,000)	(6.3)	83,000	8.9
Effect of rate change on deferred asset	-	-	32,000	3.4
Non-deductible expenses and other	(29,000)	(1.6)	18,000	1.9
	$(538,000)	(29.3)%	$381,000	40.7%

The components of the provision for income taxes are as follows:

	Federal	State	Total
2019: Current	$(10,000)	$30,000	$20,000
Deferred	(383,000)	(175,000)	(558,000)
	$(393,000)	$(145,000)	$(538,000)

2018: Current	$236,000	$117,000	$353,000
Deferred	28,000	-	28,000
	$264,000	$117,000	$381,000

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2019 and 2018 are as follows:

	2019	2018
Allowance for doubtful accounts receivable	$52,000	$53,000
Accrued compensation and other accrued expenses	33,000	37,000
Net operating loss carryforwards	554,000	-
Equipment and leasehold improvement depreciation and amortization	1,000	(3,000)
Acquired client relationships	1,000	(1,000)
Unrealized gain	(5,000)	(8,000)
Total deferred income tax assets	$636,000	$78,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future. The federal net operating loss carryforwards may be used indefinitely and the state carryforwards are generally usable for 20 years.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2019 and 2018

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

In addition, the Company was required to recognize the change related to adjusting the deferred tax asset to reflect the new corporate tax rate. As a result, income tax expense reported for the year ended May 31, 2018 was adjusted to reflect the effects of the change in the tax law and resulting in a decrease in income tax expense of $21,000. This amount comprises a reduction of $53,000 in income tax expense for the year ended May 31, 2018 related to the lower corporate rate and a charge of $32,000 from the application of the newly enacted reduced rates to the existing net deferred tax asset balances.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit as follows:

	2019	2018
Balance at beginning of fiscal year	$30,000	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	30,000
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at end of fiscal year	$30,000	$30,000

The Company’s federal and state income tax returns prior to fiscal year 2016 are closed.

(3)	Commitments and Contingencies

A summary of noncancellable long-term operating lease commitments for facilities as of May 31, 2019 follows:

Fiscal Year	Amount
2020	$348,000
2021	209,000
2022	161,000
2023	40,000
2024	-
Thereafter	-
Total	$758,000

Total rent expenses under all lease agreements amounted to $388,000 and $369,000 in fiscal 2019 and 2018, respectively.

The Company has entered into employment agreements with two of its executive officers expiring in 2020 and 2022, respectively. The total remaining payments under these agreements is $1,495,000 at May 31, 2019.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2019 and 2018

(4)	Equity

Cash Dividend

On May 25, 2017, the Company declared a special cash dividend of $1.00 per common share payable on July 14, 2017 to shareholders of record on June 16, 2017. This dividend totaled $1,962,062 and was paid in fiscal 2018. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

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

May 31, 2019 and 2018

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

May 31, 2019 and 2018

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

May 31, 2019 and 2018

(5)	Retirement Arrangement

Joseph F. Hughes, Chairman of the Board, Chief Executive Officer, President and Treasurer, retired on July 5, 2017. The Board of Directors of the Company elected Christopher Hughes, formerly Senior Vice President of TSR, Inc., to succeed Joseph F. Hughes as Chairman of the Board, Chief Executive Officer, President and Treasurer. Upon his retirement, the Board awarded Joseph F. Hughes a one-time founder’s bonus of $100,000. The Board also approved the continued payment by the Company of the remaining payments of the lease for the automobile used by Joseph F. Hughes until the lease expired in May 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Joseph F. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and payments in lieu of the insurance coverage for two years thereafter. Joseph F. Hughes and his spouse have remained on the executive medical plan subsequent to May 31, 2018 at the Company’s expense in lieu of the direct payments to them for this coverage, saving the Company a small amount monthly. The total amount of these retirement benefits were accrued in the first quarter of fiscal 2018, resulting in charges amounting to $180,000, which were included in selling, general and administrative expenses for fiscal 2018.

(6)	Other Matters

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

On May 6, 2019, a stipulation dismissal was filed in this action with respect to defendants Joseph F. Hughes, Winifred M. Hughes, and Regina Dowd, in which the plaintiff and these defendants agreed to the dismissal of all claims asserted by and against them, without prejudice.

On June 14, 2019, Ms. Paskowitz filed an amended complaint against the members of the Board of Directors and the Zeff Group, which asserts substantially similar allegations to those contained in the October 11, 2018 complaint. In addition to the members of the Board of Directors named in the original complaint, the amended complaint names directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserts a derivative claim purportedly on behalf of the Company against the named members of the Board of Directors.

The amended complaint seeks declaratory judgment and unspecified monetary damages. The complaint requests: (1) a declaration from the court that the members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from the Zeff Group; (2) damages derivatively on behalf of the Company for unspecified harm caused by the Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against the Zeff Group based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint has not assigned any monetary values to alleged damages.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2019 and 2018

On July 15, 2019, the Company filed an answer to the amended complaint and cross-claims against the Zeff Group for breaches of their fiduciary duties, aiding and abetting breaches of fiduciary duties, and indemnification and contribution based on their misappropriation of material nonpublic information and their failure to disclose complete and accurate information in SEC filings concerning their group actions to attempt a creeping takeover of the Company.

In addition, on December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC d/b/a ApTask, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company. The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company. The Company has filed motions for preliminary injunction and expedited discovery. The court held an initial pretrial conference on April 23, 2019 during which it ordered the parties to participate in a mediation of the claims raised in the action. The parties subsequently participated in mediation sessions through the Court-annexed Mediation Program; however, no resolution has been reached.

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

The Company is engaged in discussions with the Zeff Capital LP, Zeff Holding Company LLC and Daniel Zeff, QAR Industries, Inc. and Robert Fitzgerald and Fintech Consulting LLC and Tajuddin Haslani (the “Investor Parties”) regarding the settlement of the proxy contest with Zeff Capital L.P. and all disputes and pending litigation between the Company and the Investor Parties described above.  The settlement terms under discussion involve, among other things, (a) the purchase of the shares of TSR, Inc. beneficially owned by the Investor Parties for cash by the Company and Christopher Hughes, Chairman, President, Treasurer and Chief Executive Officer of the Company; (b) a settlement payment by the Company to the Investor Parties for the settlement of the pending litigation involving them; and (c) certain actions with respect to the governance of the Company and the upcoming 2018 Annual Meeting of the Company’s Stockholders.  Inasmuch as settlement discussions are ongoing and certain material terms of the proposed settlement agreement have not been resolved, there can be no assurance that a settlement agreement will be reached.  The discussions do not purport to resolve the two pending litigations filed by TSR, Inc. stockholder, Susan Paskowitz.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2019.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2019 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. The consolidated financial statements as indicated in the index set forth on page 17.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2. Exhibits as listed in Exhibit Index on page 39.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Christopher Hughes
Christopher Hughes,
Chairman, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Dated: August 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Christopher Hughes
Christopher Hughes,
Chairman, Chief Executive Officer, President, Treasurer and Principal Executive Officer

/s/ John G. Sharkey
John G. Sharkey,
Sr. Vice President and Principal Accounting Officer

/s/ Raymond A. Roel
Raymond A. Roel,
Director

/s/ Brian J. Mangan
Brian J. Mangan,
Director

/s/ Ira Cohen
Ira Cohen,
Director

/s/ Eric M. Stein
Eric M. Stein,
Director

/s/ Joseph Pennacchio
Joseph Pennacchio,
Director

/s/ William J. Kelly
William J. Kelly,
Director

Dated: August 29, 2019

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2019

Exhibit Number	Exhibit
3.1	Articles of Incorporation for the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company for the fiscal year ended May 31, 1998.

3.2	Bylaws of the Company, as amended incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on April 10, 2015 and to Exhibit 3.1 to the Form 8-K filed by the Company on August 29, 2018.

10.1	Amended and Restated Employment Agreement between TSR, Inc. and Christopher Hughes dated as of August 9, 2018. Incorporated by reference to the Form 8-K filed by the Company on August 14, 2018.

10.2	Amended and Restated Employment Agreement dated as of June 1, 2019 between the Company and John G. Sharkey incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed by the Company on May 24, 2019.

21	List of Subsidiaries.

31.1	Certification by Christopher Hughes Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Christopher Hughes Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.