Form 10-K/A
period 2019-05-31
TSR INC
filed 2019-09-24
CIK 98338

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

400 Oser Avenue, Hauppauge, NY 11788

(Address of principal executive offices)

Registrant’s telephone number: 631-231-0333

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TSRI	NASDAQ Capital Market
Preferred Share Purchase Rights[1]	--	--

[1]	Registered pursuant to Section 12(b) of the Act pursuant to a Form 8-A filed by the registrant on March 15, 2019. Until the Distribution Date (as defined in the registrant’s Amended and Restated Rights Agreement dated as of September 3, 2019), the Preferred Share Purchase Rights will be transferred with and only with the shares of the registrant’s Common Stock to which the Preferred Share Purchase Rights are attached.

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

The number of shares of the Registrant’s common stock outstanding as of September 24, 2019 was 1,962,062.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K, as amended, and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements as to the Registrant’s plans, future prospects and future cash flow requirements, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to, the following: the success of the Registrant’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; impact of adverse economic conditions on client spending which has a negative impact on the Registrant’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Registrant’s contract computer programming services will continue to adversely affect the Registrant’s business; the concentration of the Registrant’s business with certain customers; uncertainty as to the Registrant’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore and the Registrant’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Registrant is a party and the proxy contest involving the Registrant; and other risks and uncertainties described in the Company’s filings under the Exchange Act.

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

i

EXPLANATORY NOTE

TSR, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended May 31, 2019, which was filed with the SEC on August 29, 2019 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on May 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not affect any other section of the Original Filing not otherwise discussed herein and continues to speak as of the date of the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and positions and offices held with the Company of each director and executive officer of the Company. Directors are classified as either Class I, Class II or Class III directors, with each class serving for a term of three (3) years. The term of Class I directors is set to expire at the 2018 annual meeting of stockholders of the Company. The term of Class II directors is set to expire at the 2020 annual meeting of stockholders, and the term of Class III directors is set to expire at the 2019 annual meeting of stockholders. Executive officers serve until such time as their successor is duly elected and qualifies.

Name	Age	Position	Year First Officer or Director
Ira D. Cohen (1)(2)(3)(4)	68	Class I Director	2018
Christopher Hughes	58	Chairman of the Board, Chief Executive Officer, President, Treasurer and Class II Director	2000
William J. Kelly (1)(2)(3)(5)	57	Class III Director	2018
Brian J. Mangan (1)(3)(5)(6)	61	Class III Director	2016
Joseph Pennacchio	72	Class II Director	2018
Raymond A. Roel (2)(5)(7)	64	Class I Director	2005
John G. Sharkey	60	Senior Vice President, Chief Financial Officer and Secretary	1990
Eric M. Stein (1)(2)(3)	65	Class II Director	2018

(1)	Member of the Compensation Committee of the Board.

(2)	Member of the Audit Committee of the Board.

(3)	Member of the Nominating Committee of the Board.

(4)	Mr. Cohen is the Chairman of the Special Committee of the Board.

(5)	Member of the Special Committee of the Board.

(6)	Mr. Mangan is the Chairman of the Audit Committee of the Board.

(7)	Mr. Roel is the Chairman of the Compensation and Nominating Committees of the Board.

There are no family relationships between any of the Company’s executive officers and directors, except that Christopher Hughes, the Chairman of the Board, Chief Executive Officer, President and Treasurer and a director of the Company, is the brother-in-law of Joseph Pennacchio, a director of the Company. Christopher Hughes is the son of Joseph F. Hughes, the Company’s former Chairman of the Board, Chief Executive Officer, President and Treasurer prior to his retirement as of July 5, 2017. None of the Company’s directors currently serves, or has served during the past five years, as a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Biographical Information

Mr. Ira D. Cohen was appointed to the Board on August 31, 2018, effective September 2, 2018, upon the recommendation of the Nominating Committee to fill the vacancy that resulted from Regina Dowd’s resignation from the Board on August 27, 2018. In accordance with the Company’s Amended and Restated By-laws, as amended, Mr. Cohen was appointed to serve for the remainder of Ms. Dowd’s term as a Class I director, which term is scheduled to expire at the 2018 annual meeting of stockholders, or until his successor is elected and qualifies. Mr. Cohen is an Operating Partner of Updata Partners, a technology growth private equity firm that he co-founded in 1998. Mr. Cohen previously served as a Senior Advisor of DCS Advisory, Inc., a U.S.-based technology focused investment banking firm (owned by Daiwa Securities Group, Inc.), and also served as the Chairman of Daiwa’s majority-owned subsidiary in India. Mr. Cohen began his financial career at Laventhol and Horwath, an international CPA firm, where he attained the position of Manager and was responsible for the audits of a myriad of clients, including large public and private companies and non-profit organizations. He continues to maintain CPA status. Mr. Cohen acquired substantial experience with mergers and acquisitions, going-private transactions and other sophisticated corporate finance transactions and corporate divestures through his service as an executive officer, director and/or financial advisor of both publicly-traded and private companies, including Datastream Systems, Inc. (NASDAQ: DTSM), where he also served as Chairman of the Audit Committee; Alphanet Solutions, Inc. (NASDAQ: ALPH), where he also served on the Audit Committee and as Chairman of the Executive Committee; Tridex Corporation (AMEX: TRDX); Computer Magnetics, Inc. (NASDAQ: CMCX); MetPath, Inc. (now Quest Diagnostic Labs) (NYSE: DGX); and CGA Computer, Inc. Mr. Cohen also co-founded Updata Advisors, Inc., an investment banking firm, in 1986, which subsequently merged into Signal Hill Capital Group, which thereafter was acquired by Daiwa Securities Group.

The Company believes that Mr. Cohen’s substantial experience with mergers and acquisitions and other sophisticated corporate transactions that he has acquired through his service as an executive officer and director of, and financial advisor to, several public and private companies make him a valuable member of the Board. The Company further values Mr. Cohen’s contributions as Chairman of the Special Committee and as a member of the Audit Committee, Compensation Committee and Nominating Committee.

Mr. Christopher Hughes was elected Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company on July 5, 2017. His term as President, Chief Executive Officer and Treasurer is governed by his Amended and Restated Employment Agreement with the Company dated August 9, 2018, which is described under “Summary Compensation Table – Employment Agreements and Arrangements” below. He has served as a director of the Company since January 2005, and his current term as a director expires at the 2020 annual meeting of stockholders. Mr. Hughes served a previous term as a director of the Company from April 2000 until September 2004, and served as the Vice President, Sales of TSR Consulting Services, Inc., the Company’s computer programming services subsidiary, from 1991 through 2006. From 2007 until his appointment as President and Chief Executive Officer of the Company on July 5, 2017, Mr. Hughes served as Senior Vice President of the Company and President of TSR Consulting Services, Inc. Mr. Hughes is a 1984 graduate of St. Bonaventure University.

The Company believes that Mr. Hughes’ long career with the Company and tenure as an executive officer of the Company, over which time he has acquired a deep and close familiarity with the Company’s business and client base, and knowledge of the contract computer programming industry, make him uniquely qualified to serve as the Chairman of the Company’s Board.

Mr. William J. Kelly was appointed to the Board on July 27, 2018 upon the recommendation of the Nominating Committee to fill one of the two vacancies on the Board created as a result of the Board’s expansion of the size of the Board from five directors to seven directors on the same date. The Board appointed Mr. Kelly as a Class III director to serve for the remainder of the term of the Class III directors, which term is scheduled to expire at the 2019 annual meeting of stockholders, or until his successor is elected and qualifies. From 2007 to May 2019, Mr. Kelly has served as the Chief Information Officer of Robert Allen Duralee Group, a wholesaler and distributor specializing in fabrics, drapery hardware and trimmings for residential, hospitality and manufacturing use, where Mr. Kelly manages the company’s information technology (“IT”) group and IT vendor relationships. From 1988 to 2007 Mr. Kelly held positions of increasing authority and responsibility at Levitz Home Furnishings, Inc., culminating with the position of Senior Vice President of Information Technology in which role he managed a staff of more than 60 IT professionals performing in-house software development, data center operations, network administration, telecommunications and corporate facilities management.

Based on his extensive experience in and knowledge of the IT industry that he has acquired over the course of a long career serving in management-level positions within the IT groups of a number of companies, the Company believes that Mr. Kelly is well-equipped to understand the IT staffing needs of the Company’s customers and other matters relevant to the Company’s business. The Company further values Mr. Kelly’s membership on the Audit Committee, Compensation Committee, Nominating Committee and Special Committee.

Mr. Brian J. Mangan has served as a director of the Company since January 2016. His current term as a director expires at the 2019 annual meeting of stockholders. Mr. Mangan is a former senior finance executive for the Disney/ABC Television Group. Prior to his retirement from the Disney/ABC Television Group in 2013, Mr. Mangan was the east coast Senior Vice President Finance for the ABC Television Network (“ABC”) for six years. During that time, he directed ABC’s executive team responsible for financial statement preparation and reporting, internal control review, annual budgets, forecasts and long-term strategic plans. Mr. Mangan was also involved in many major company and network initiatives, including the development of strategies to increase operational efficiency and reduce costs of programming and production to address the television industry’s rapidly changing economics and technology. Having joined ABC as a Senior Accountant in 1983, Mr. Mangan assumed positions of increasing responsibility during almost 30 years with the company. He was promoted to Director in 1993, Assistant Controller in 1997, Vice President in 2003 and then Senior Vice President in 2007. Mr. Mangan began his career performing audits for New York State. He holds an MBA in Finance from Adelphi University, a BBA degree in Accounting from Hofstra University and a Certificate in Financial Planning (CFP).

The Company believes that Mr. Mangan is a valuable member of the Company’s Board based on his strong business and accounting/audit background, and his experience serving in leadership- and management-level roles with responsibility for formulating business and operational strategy. The Company further values Mr. Mangan’s contributions as Chairman of the Audit Committee and as a member of the Compensation Committee, Nominating Committee and Special Committee.

Mr. Joseph Pennacchio was appointed to the Board on July 27, 2018 upon the recommendation of the Nominating Committee to fill one of the two vacancies on the Board created as a result of the Board’s expansion of the size of the Board from five directors to seven directors on the same date. The Board appointed Mr. Pennacchio as a Class II director to serve for the remainder of the term of the Class II directors, which term is scheduled to expire at the 2020 annual meeting of stockholders, or until his successor is elected and qualifies. Mr. Pennacchio is a retired executive with background and experience in managing large corporate enterprises in the retail industry, including in connection with various merger and acquisition transactions. From 2005 to 2009 he served as the Chief Executive Officer of WestPoint Home, Inc., a privately-held textile manufacturer and distributor for which Mr. Pennacchio oversaw the opening of new manufacturing facilities in Bahrain and Pakistan, as well as a number of acquisitions. From 1997 to 2005 he served as the Chief Executive Officer of Aurafin LLC, a privately-held jewelry manufacturer and wholesaler. Aurafin had factories in several foreign countries. During his tenure, Aurafin LLC acquired both public and private companies. From 1994 to 1996 Mr. Pennacchio served as the Chief Executive Officer of Jan Bell Marketing, Inc., a privately-held jewelry retailer. He was President of Jordan Marsh department stores, a division of Federated Department Stores, from 1992 to 1994.

The Company believes that Mr. Pennacchio is a valuable member of the Company’s Board based on his extensive experience serving in executive roles at a number of different companies, demonstrating a proficiency with navigating the challenges faced by a variety of businesses and industries, and his strong background in mergers and acquisitions.

Mr. Raymond A. Roel has served as a director of the Company since January 2005. His current term as a director expires at the 2018 annual meeting of stockholders. Beginning in July 2013, Mr. Roel became the sole principal of Ray Roel Consulting LLC, a marketing communications consultancy to clients primarily engaged in the healthcare, advertising and other business-to-business sectors. Mr. Roel previously served in a variety of marketing communications roles at divisions of Interpublic Group of Companies, Inc., for more than 17 years. These positions included Internal Communications Director of McCann Worldgroup; Global Director of Corporate Communications at McCann Health; and Director of Worldwide System Development and Director of Business Development, North America at McCann Relationship Marketing. These positions involved a substantial number of mergers and acquisitions and new business activities. Prior to joining Interpublic, Mr. Roel was VP, Director of Worldwide Communications at Ogilvy & Mather Direct for six years. He has served on numerous industry and non-profit boards. Mr. Roel is a 1977 graduate of Brown University with a B.A. in Semiotics (linguistics).

The Company believes that Mr. Roel’s experience in business, including his background in marketing and corporate communications, are particularly relevant to the Company’s business given the emphasis on sales and effective communication with the Company’s customers regarding their staffing requirements, and make Mr. Roel a valuable member of the Board. The Company further values Mr. Roel’s contributions as Chairman of the Compensation Committee and Nominating Committee and as a member of the Audit Committee and Special Committee.

Mr. John G. Sharkey was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company effective June 1, 2019. He had served as the Vice President, Finance, Controller and Secretary of the Company since 1990. Mr. Sharkey received a Master’s Degree in Finance from Adelphi University and received his Certified Public Accountant certification from the State of New York. From 1987 until joining the Company in October 1990, Mr. Sharkey was Controller of a publicly-held electronics manufacturer. From 1984 to 1987, he served as Deputy Auditor of a commercial bank, having responsibility over the internal audit department. Prior to 1984, Mr. Sharkey was employed by KPMG LLP as a senior accountant.

Mr. Eric M. Stein was appointed to the Board on July 17, 2018 upon the recommendation of the Nominating Committee to fill the vacancy that resulted from the resignation of James J. Hill on July 9, 2018. The Board appointed Mr. Stein as a Class II director to serve for the remainder of the term of the Class II directors, which term is scheduled to expire at the 2020 annual meeting of stockholders, or until his successor is elected and qualifies. Mr. Stein is an executive in sales and sales management. He is currently Regional Director of Sales at Fortinet, a leading provider of cyber security solutions. From 2007 to May 2018 he served as Managing Director of Global Sales of Mozy, a wholly-owned subsidiary of Dell EMC, where he was responsible for building the company’s Global Sales Team and for staffing the Global Pre-Sales Team and Professional Services Team. Mr. Stein previously held District Manager-level positions at various regional Dell EMC offices in New York and Atlanta beginning in 2003. Prior to Dell EMC, he was a Senior VP Sales at Comdisco.

The Company believes that Mr. Stein is a valuable member of the Board as a result of his long experience as a sales executive and his work in a leadership role in the development of sales teams. The Company further values Mr. Stein’s membership on the Audit Committee, Compensation Committee and Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent Stockholders are required by regulation of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during the fiscal year ended May 31, 2019.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its employees, including the chief executive officer and chief financial and accounting officer. The code of ethics is available on the Investor Relations page of the Company’s website at www.tsrconsulting.com. The Company intends to post on its website all disclosures that are required by law or NASDAQ Capital Market listing standards concerning any amendments to, or waivers from, the Company’s code of ethics. Stockholders may request a free copy of the code of ethics by writing to Corporate Secretary, TSR, Inc., 400 Oser Avenue, Suite 150, Hauppauge, NY 11788. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics that apply to the Company’s directors or principal executive and financial officers will be included in a Current Report on Form 8-K filed with the SEC within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the NASDAQ Capital Market and the SEC.

Audit Committee

The Audit Committee’s current members are Brian J. Mangan (Chairman), Ira D. Cohen, William J. Kelly, Raymond A. Roel and Eric M. Stein. Each of the members of the Audit Committee is an independent director under the rules of the NASDAQ Capital Market. The Audit Committee’s primary functions are to assist the Board in monitoring the integrity of the Company’s financial statements and systems of internal control. The Audit Committee has direct responsibility for the appointment, independence and performance of the Company’s independent auditors. The Audit Committee is responsible for pre-approving any engagements of the Company’s independent auditors. The Audit Committee operates under a written charter approved by the Board on September 16, 2004, and amended as of October 10, 2008. A copy of the Audit Committee Charter is available on the Investor Relations page of the Company’s website at www.tsrconsulting.com.

The Board has determined that Brian J. Mangan, the Chairman of the Audit Committee, and Ira D. Cohen, a member of the Audit Committee, meet the requirements of an “audit committee financial expert” as such term is defined in applicable regulations of the SEC.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to the Company for the fiscal years ended May 31, 2019 and 2018. The Named Executive Officers for the fiscal years ended May 31, 2019 and 2018 are (1) Joseph F. Hughes, who served as President and Chief Executive Officer during the fiscal year ended May 31, 2018 until his retirement on July 5, 2017, (2) Christopher Hughes, who served as Senior Vice President during the fiscal year ended May 31, 2018 until his appointment as President and Chief Executive Officer effective July 5, 2017, and (3) John G. Sharkey, who served as Vice President, Finance for the fiscal years ended May 31, 2019 and May 31, 2018 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Joseph F. Hughes,	2019	$-		$-		$-	$-	$-	$-	$-		$-
President and Chief Executive Officer (1)	2018	$48,000	(4)	$100,000	(5)	$-	$-	$-	$-	$82,000	(6)	$230,000

Christopher Hughes,	2019	$390,000		$100,000		$-	$-	$-	$-	$25,000	(7)	$515,000
President and Chief Executive Officer (2)	2018	$350,000		$150,000		$-	$-	$-	$-	$25,000	(7)	$525,000

John G. Sharkey,	2019	$250,000		$75,000		$-	$-	$-	$-	$6,000	(8)	$331,000
Vice President, Finance (3)	2018	$250,000		$50,000		$-	$-	$-	$-	$6,000	(8)	$306,000

(1)	Joseph F. Hughes retired as President and Chief Executive Officer of the Company effective July 5, 2017.

(2)	Christopher Hughes served as Senior Vice President of the Company during the 2018 fiscal year and until his appointment as President and Chief Executive Officer of the Company effective July 5, 2017.

(3)	John G. Sharkey served as Vice President, Finance for the 2019 and 2018 fiscal years. Mr. Sharkey was subsequently appointed as Senior Vice President and Chief Financial Officer effective June 1, 2019.

(4)	Represents the pro-rated amount of an annual salary of $500,000 for the period beginning on June 1, 2017 and ending on the effective date of Joseph F. Hughes’ retirement from the Company on July 5, 2017.

(5)	Represents a one-time founder’s bonus paid to Joseph F. Hughes in connection with his retirement from the Company effective July 5, 2017, which was paid to Mr. Hughes in cash.

(6)	Of this amount, $19,000 related to Mr. Joseph Hughes’ personal use of an automobile provided by the Company for the 2018 fiscal year; $15,000 was paid to Mr. Joseph Hughes for premiums for medical insurance benefits for the 2018 fiscal year; and $48,000 was accrued in the 2018 fiscal year with respect to premiums for medical insurance benefits for Mr. Joseph Hughes for the 2019 and 2020 fiscal years. See “Employment Agreements and Arrangements” below.

(7)	Of these amounts, $3,000 related to Mr. Christopher Hughes’ personal use of an automobile provided by the Company for the 2019 and 2018 fiscal years; and $22,000 was paid to Mr. Christopher Hughes for premiums for medical insurance benefits for the 2019 and 2018 fiscal years.

(8)	Amounts related to Mr. Sharkey’s personal use of an automobile provided by the Company.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the end of fiscal 2019.

Employment Agreements and Arrangements

Joseph F. Hughes was compensated at a base salary of $500,000 per annum pursuant to an unwritten employment agreement between Mr. Hughes and the Company. Mr. Hughes retired on July 5, 2017 and received a pro-rated amount of his annual base salary for the period from June 1, 2017 to July 5, 2017. In connection with Mr. Hughes’ retirement, the Board awarded him a one-time founder’s bonus of $100,000, which was paid to Mr. Hughes in cash. The Board also approved the continued payment by the Company of the remaining payments of the lease for the automobile used by Mr. Hughes until the lease expired in May, 2018. Further, the Board approved the continued payment by the Company for health insurance coverage for Mr. Hughes and his spouse under the Company’s executive medical plan until May 31, 2018 and approved payments of $2,000 per month to Mr. Hughes for a period of two years thereafter to assist Mr. Hughes with the cost of obtaining his own private health insurance coverage. In the event Mr. Hughes passes away prior to May 31, 2020, the Company will make the $2,000 monthly payments described in the preceding sentence to Mr. Hughes’ spouse during her lifetime according to the same schedule for the remainder of the period. Notwithstanding the foregoing, inasmuch as the Company was able to maintain insurance coverage for Mr. Hughes and his spouse under the Company’s executive medical plan for the Company’s 2019 fiscal year and for the Company’s 2020 fiscal year when the term of the plan renewed as of June 1, 2019, the Company continued to pay for insurance coverage for Mr. Hughes and his spouse under the Company’s executive medical plan through the end of the Company’s 2019 fiscal year, and has continued to pay for insurance coverage under the executive medical plan for Mr. Hughes and his spouse for the Company’s 2020 fiscal year.

On May 24, 2019, the Company entered into a written amended and restated employment agreement with John G. Sharkey (the “Sharkey Employment Agreement”) that superseded the employment agreement that the Company and Mr. Sharkey had entered into in June 2015. The Sharkey Employment Agreement terminates May 31, 2020 and automatically renews for successive renewal terms of one (1) year each unless either party gives notice of non-renewal to the other party at least thirty (30) days prior to the expiration of the initial term or the then-current renewal term. The Sharkey Employment Agreement provides for an annualized base salary in the amount of $285,000 for the period from June 1, 2019 through December 31, 2019. Beginning January 1, 2020, the annualized base salary increases to the amount of $310,000. Thereafter, the Compensation Committee will review Mr. Sharkey’s base salary on an annual basis and the Board may increase his base salary, in its sole discretion. In addition to base salary, the Sharkey Employment Agreement provides that Mr. Sharkey will be eligible to receive an annual cash bonus for each fiscal year in an amount determined by the Compensation Committee in its sole discretion and subject to the approval of the Board, which may be based upon standards that the Compensation Committee establishes with Mr. Sharkey, subject to the Board’s approval. The target amount of the annual bonus will not be less than $85,000, provided that the actual amount of the annual bonus may be higher or lower than the target amount. The Sharkey Employment Agreement further provides that the Company pay Mr. Sharkey an annual bonus in the amount of $75,000 for the fiscal year ended May 31, 2019, which is the annual bonus that is to be paid to Mr. Sharkey under the terms of the Mr. Sharkey’s former employment agreement for the fiscal year ending May 31, 2019 and which the Company paid in a lump sum. As set forth in the Summary Compensation Table above, the Company paid an annual bonus to Mr. Sharkey in the amount of $50,000 for the fiscal year ended May 31, 2018.

In the event that (a) the Company terminates Mr. Sharkey’s employment without “Cause” (as defined in the Sharkey Employment Agreement), (b) Mr. Sharkey terminates his employment for “Good Reason” (as defined in the Sharkey Employment Agreement) or (c) Mr. Sharkey’s employment terminates upon the expiration of the term as a result of the Company providing a notice of non-renewal of the then-current term of the Sharkey Employment Agreement, then Mr. Sharkey will be entitled to receive the following: (i) a severance payment equal to the sum of (x) 1.5 times Mr. Sharkey’s annual base salary at the rate in effect on the date of termination, (y) 1.5 times Mr. Sharkey’s annual bonus based on the bonus awarded to him for the fiscal year prior to the fiscal year in which the date of termination occurred, and (z) in the case of a termination by the Company without “Cause” or a termination by Mr. Sharkey for “Good Reason,” the base salary that Mr. Sharkey would have received if he had remained employed from the date of termination through the last day of the initial term or then-current renewal term, which severance payment will be payable in a single lump sum on the Company’s first regular pay date following the date on which the General Release (as defined in the Sharkey Employment Agreement) becomes effective; (ii) payment of the full bonus for the fiscal year in which the date of termination occurs (the “Termination Year Bonus”), which Termination Year Bonus will be based on the bonus awarded to Mr. Sharkey for the fiscal year prior to the fiscal year in which the date of termination occurred and will be payable within thirty (30) days following the date of termination; (iii) continued medical and dental insurance benefits for Mr. Sharkey and his family that are at least comparable to the benefits generally offered to all eligible Company employees until the earlier of (x) the two-year anniversary of Mr. Sharkey’s employment termination date, and (y) the date that Mr. Sharkey is eligible for comparable coverage under the group health insurance plans of another employer; and (iv) for two (2) years following the date of termination, the Company will reimburse Mr. Sharkey for the monthly cost of his car lease, subject to certain parameters described in the Sharkey Employment Agreement. In addition to the foregoing benefits, the Company will also pay Mr. Sharkey the Accrued Obligations (as defined in the Sharkey Employment Agreement). With the exception of the Accrued Obligations and the Termination Year Bonus, the Company’s obligation to pay the foregoing benefits is subject to Mr. Sharkey’s execution and non-revocation of a general release of claims against the Company, and his continued compliance with all post-termination covenants.

In the event that either (a) the Company terminates Mr. Sharkey’s employment for “Cause,” (b) Mr. Sharkey terminates his employment without “Good Reason” or (c) Mr. Sharkey’s employment terminates due to his death, disability or the expiration of the then-current term of the Sharkey Employment Agreement as a result of Mr. Sharkey providing a notice of non-renewal, then the Company’s sole obligations to Mr. Sharkey shall be: (i) the payment of Mr. Sharkey’s accrued but unpaid base salary and business expenses incurred by Mr. Sharkey that had not yet been reimbursed; (ii) in the case of a termination by Mr. Sharkey without “Good Reason” or a termination due to Mr. Sharkey’s death or disability, a pro-rated bonus for the fiscal year in which the date of termination occurs (calculated based on the bonus awarded for the prior fiscal year and pro-rated based upon the number of days that Mr. Sharkey was employed in the fiscal year in which the date of termination occurs) (the “Pro-Rata Bonus”); and (iii) in the case of the expiration of the then-current term of the Sharkey Employment Agreement as a result of Mr. Sharkey providing a notice of non-renewal, his Termination Year Bonus (calculated based on the bonus awarded for the prior fiscal year). The Company will pay the Accrued Obligations, the Pro-Rata Bonus and the Termination Year Bonus in a single lump sum within thirty (30) days following the date of termination.

The Sharkey Employment Agreement incorporates the terms and provisions of a Maintenance of Confidence and Non-Compete Agreement between the Company and Mr. Sharkey dated as of May 24, 2019. The Maintenance of Confidence and Non-Compete Agreement sets forth Mr. Sharkey’s covenants against the disclosure of confidential information, covenants against the solicitation of customers, employees and independent contractors and a covenant against competition (all in accordance with the terms set forth therein) and supersedes any prior agreements entered into by Mr. Sharkey pertaining to such covenants.

The Sharkey Employment Agreement does not provide for any payments in connection with a change in control of the Company.

In April 2017, in anticipation of the expiration of Christopher Hughes’ prior employment agreement, the Company entered into a written employment agreement with Mr. Hughes, which was effective as of May 1, 2017 and which was scheduled to terminate on May 31, 2022 (the “Hughes Employment Agreement”). The Hughes Employment Agreement provided for an annual base salary of $350,000 and an annual bonus for fiscal years beginning with the fiscal year ended May 31, 2018 to be approved by the Compensation Committee in its discretion, which may be based upon standards that the Compensation Committee approves at the beginning of each fiscal year commencing with the fiscal year beginning June 1, 2017, and which standards may be modified thereafter with the Compensation Committee’s approval. The Hughes Employment Agreement provided that the Company shall pay any annual bonus that may become payable within 120 days of the end of the applicable fiscal year, for the period to which the bonus relates. In addition, the Hughes Employment Agreement provided that the Company shall pay Mr. Hughes an advance on his annual bonus for the current fiscal year within 30 days after the end of each fiscal quarter (other than the fourth fiscal quarter) in an amount equal to the bonus which would have been earned through the end of such fiscal quarter, based on any standards approved by the Compensation Committee. Each such advance of the bonus was to be approved by the Compensation Committee unless it is paid in accordance with a formula approved in advance for such fiscal year. In the event that following any fiscal quarter or following completion of the Company’s audited financial statements, any advance payment of the bonus previously paid with respect to any fiscal year (or portion thereof) exceeded the amount that Mr. Hughes is entitled to receive through the end of such fiscal quarter or fiscal year, Mr. Hughes was required to promptly return such excess amount to the Company.

On August 9, 2018, the Company and Christopher Hughes entered into an Amended and Restated Employment Agreement, dated and effective as of August 9, 2018 (the “Amended and Restated Hughes Employment Agreement”), that superseded the Hughes Employment Agreement. The Amended and Restated Hughes Employment Agreement has a term of three years, nine months and twenty-two days, and is scheduled to expire on May 31, 2022. The Amended and Restated Hughes Employment Agreement provides for an annual base salary of $400,000, which the Company’s Compensation Committee will review on an annual basis, and which the Company’s Board may increase in the Board’s discretion. Mr. Hughes is eligible to receive an annual cash bonus in the discretion of the Compensation Committee, which may be based upon standards established by the Compensation Committee and approved by the Board. Mr. Hughes is entitled to receive advance payments of the bonus on a quarterly basis based on the amount of the bonus that would have been earned through the end of each quarter according to such standards. Such advance payments of the bonus are subject to recapture by the Company in the event that the amount paid as the advance exceeds the amount that Mr. Hughes was actually entitled to receive. Mr. Hughes is entitled to participate in any pension, profit-sharing, retirement, hospitalization, insurance, medical services or other employee benefit plan generally available to the Company’s executives, to the extent that he is eligible to participate under the terms and conditions of such plans. Mr. Hughes is also entitled to executive medical benefits and a car (leased or owned at the sole discretion of the Company) in such amounts for the car as determined by the Board, provided that the executive medical benefits and car may be discontinued at the end of any fiscal year at the discretion of the Board.

The Company has the right to immediately terminate Mr. Hughes’ employment for “Cause” (as defined in the Amended and Restated Hughes Employment Agreement), in which event Mr. Hughes shall be entitled to receive his base salary for the month in which the termination is effective.

The Company has the right to terminate Mr. Hughes’ employment upon fifteen days written notice in the event Mr. Hughes is unable to perform his duties on account of illness, accident or other physical or mental incapacity for a period of six consecutive months or an aggregate of 180 days in any period of twelve consecutive months, in which event Mr. Hughes shall be entitled to receive his base salary and reimbursement of approved expenses for the month in which termination is effective.

The Company may terminate Mr. Hughes’ employment for any other reason upon thirty days written notice, in which event Mr. Hughes shall be entitled to receive (a) reimbursement of any unpaid approved expenses, (b) severance from the Company in an amount equal to (i) two times his base salary plus (ii) two times his bonus for the then-current fiscal year, or if that bonus amount cannot be determined, two times the amount of the bonus paid to him in the prior fiscal year, (c) continued group health insurance benefits (including both group health insurance benefits generally offered to all eligible employees of the Company and supplemental executive health insurance benefits) until the earlier of the second anniversary of termination or such time as Mr. Hughes is eligible for comparable coverage under the group health insurance plans of another employer and (d) reimbursement for the monthly cost of his car lease until the second anniversary of the termination of his employment; provided that, as a condition to his right to receive the payments and benefits in clauses (b), (c) and (d), Mr. Hughes executes, delivers and does not revoke a release of all claims against the Company and its affiliates.

The Amended and Restated Hughes Employment Agreement incorporates the terms and provisions of a Maintenance of Confidence and Non-Compete Agreement between the Company and Mr. Hughes dated as of August 9, 2018. The Maintenance of Confidence and Non-Compete Agreement sets forth Mr. Hughes’ covenants against the disclosure of confidential information, covenants against the solicitation of customers, employees and independent contractors and a covenant against competition (all in accordance with the terms set forth therein) and supersedes any prior agreements entered into by Mr. Hughes pertaining to such covenants.

See “Payments in Connection with Termination of Employment and Change in Control” below for a description of payments that Mr. Hughes is entitled to receive under his Amended and Restated Hughes Employment Agreement in connection with a termination of his employment in connection with a change in control of the Company.

Payments in Connection with Termination of Employment and Change in Control

The Amended and Restated Hughes Employment Agreement provides that in the event that Mr. Hughes’ employment is terminated without “cause” during the six-month period prior to, or within one year after, a “change in control” (as defined in the Amended and Restated Hughes Employment Agreement) of the Company, or if Mr. Hughes resigns from his employment for “good reason” within one year after a change in control of the Company, then Mr. Hughes shall be entitled to receive (a) his base salary through the date of termination or resignation plus his bonus pro-rated through such date, (b) an amount equal to two times his base salary plus two times his bonus for the then-current fiscal year, or if such bonus amount cannot be determined, two times the bonus paid to him in the prior fiscal year, provided that Mr. Hughes executes and delivers a release of all claims against the Company, (c) continued group health insurance benefits (including both group health insurance benefits generally offered to all eligible employees of the Company and supplemental executive health insurance benefits) until the earlier of the second anniversary of termination or such time as Mr. Hughes is eligible for comparable coverage under the group health insurance plans of another employer and (d) reimbursement for the monthly cost of his car lease until the second anniversary of the termination of his employment; provided that, as a condition to his right to receive the payments and benefits in clauses (b), (c) and (d), Mr. Hughes executes, delivers and does not revoke a release of all claims against the Company and its affiliates. “Good reason” means either (i) a material breach by the Company of the Amended and Restated Hughes Employment Agreement, (ii) a material diminution in Mr. Hughes’ authority, duties or responsibilities, or (iii) a relocation by the Company of Mr. Hughes’ principal place of business for the performance of his duties to a location that is anywhere outside of a 100 mile radius of the Borough of Manhattan.

Director Compensation

The following table sets forth information concerning the compensation of the non-officer directors of the Company who served as directors during the fiscal year ended May 31, 2019. Directors of the Company who also serve as executive officers of the Company are not paid any compensation for their service as directors. For the fiscal year ended May 31, 2019, Christopher Hughes was the only director of the Company who also served as an executive officer.

Name	Fees Earned Or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ira D. Cohen	$15,834	$-	$-	$-	$-	$-	$15,834

Regina Dowd	$2,500	$-	$-	$-	$-	$-	$2,500

James J. Hill	$2,500	$-	$-	$-	$-	$-	$2,500

William J. Kelly	$17,500	$-	$-	$-	$-	$-	$17,500

Brian J. Mangan	$27,500	$-	$-	$-	$-	$-	$27,500

Joseph Pennacchio	$10,000	$-	$-	$-	$-	$-	$10,000

Raymond A. Roel	$22,500	$-	$-	$-	$-	$-	$22,500

Eric M. Stein	$10,000	$-	$-	$-	$-	$-	$10,000

For their service, members of the Board who are not officers of the Company received an annual retainer of $10,000, payable quarterly during fiscal 2019. Brian J. Mangan received an additional annual retainer of $10,000 for his services as Audit Committee Chairman during fiscal 2019. Raymond A. Roel received an additional annual retainer of $5,000 for his services as Compensation Committee Chairman during fiscal 2019. Each of Ira D. Cohen, William J. Kelly, Brian J. Mangan and Raymond A. Roel received an additional retainer of $7,500 for serving as a member of the Special Committee. James J. Hill resigned from the Board on July 9, 2018, and Regina Dowd resigned from the Board on August 27, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders and Security Ownership of Management

The outstanding voting stock of the Company as of September 23, 2019 consisted of 1,962,062 shares of Common Stock. The table below sets forth the beneficial ownership of the Common Stock of the Company’s directors, executive officers and persons known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock as of September 23, 2019:

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)		Percent of Class
Ira D. Cohen (2)(3)	-		-
Fintech Consulting LLC (4)	376,000		19.2%
Robert Fitzgerald (5)	139,200	(6)	7.1%
Tajuddin Haslani (4)	376,100	(13)	19.2%
Christopher Hughes (2)(3)(7)	11,842	(8)	0.6%
William J. Kelly (2)(3)	-		-
Philip J. LaBlonde (9)	135,000		6.9%
Brian J. Mangan (2)(3)	-		-
Joseph Pennacchio (2)(3)	-		-
QAR Industries, Inc. (5)	139,200		7.1%
Raymond A. Roel (2)(3)	-		-
John G. Sharkey (2)(10)	6,750		0.3%
Eric M. Stein (2)(3)	-		-
Zeff Capital, L.P. (11)	437,774		22.3%
Zeff Holding Company, LLC (11)	437,774	(12)	22.3%
Daniel Zeff (11)	437,774	(12)	22.3%
All Directors and Executive Officers as a Group (8 persons)	18,592		0.9%

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s Common Stock if such person has voting or investment power with respect to such shares. This includes shares of Common Stock (a) subject to options exercisable within sixty (60) days, and (b) (1) owned by a person’s spouse, (2) owned by other immediate family members who share a household with such person, or (3) held in trust or held in retirement accounts or funds for the benefit of the such person, over which shares the person named in the table may possess voting and/or investment power. Unless otherwise stated herein, each beneficial owner has sole voting power and sole investment power.

(2)	This executive officer and/or director maintains a mailing address at 400 Oser Avenue, Suite 150, Hauppauge, New York 11788.

(3)	Such person currently serves as a director of the Company.

(4)	Based on a Schedule 13D filed by Fintech Consulting LLC and Tajuddin Haslani with the SEC on July 30, 2018. Based on the Schedule 13D, Tajuddin Haslani is the managing member of Fintech Consulting LLC and the reporting persons maintain a mailing address at 120 S. Wood Avenue, Suite 300, Iselin, New Jersey 08830.

(5)	Based on an Amendment to Schedule 13D filed by QAR Industries, Inc. and Robert Fitzgerald with the SEC on September 10, 2019. Based on the Amendment to Schedule 13D, Robert Fitzgerald is the President of QAR Industries, Inc. and the reporting persons maintain a mailing address at 101 SE 25th Avenue, Mineral Wells, Texas 76067.

(6)	Represents the same shares owned by QAR Industries, Inc.

(7)	Mr. Christopher Hughes served as the Senior Vice President of the Company until July 5, 2017 at which time he was elected Chairman, President, Chief Executive Officer and Treasurer of the Company.

(8)	Includes 5,566 shares held of record by Christopher Hughes’ wife, as to which Mr. Hughes disclaims beneficial ownership.

(9)	Based on a Schedule 13D filed by Philip J. LaBlonde with the SEC on August 11, 2016. Based on the Schedule 13D, Philip J. LaBlonde maintains a mailing address at 15120 Honors Circle, Carmel, Indiana 46033.

(10)	John G. Sharkey served as the Vice President, Finance, Controller and Secretary of the Company until June 1, 2019. Effective June 1, 2019, Mr. Sharkey was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company.

(11)	Based on an Amendment to Schedule 13D filed by Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff with the SEC on September 4, 2019. Based on the Amendment to Schedule 13D, Zeff Capital, L.P. is the owner of the 437,774 shares reported on the Amendment; Zeff Holding Company, LLC is the general partner of Zeff Capital, L.P.; Daniel Zeff is the sole manager of Zeff Holding Company, LLC; and all of the reporting persons maintain a mailing address at 885 Sixth Avenue, New York, New York 10001.

(12)	Represents the same shares owned by Zeff Capital, L.P.

(13)	Includes 376,000 shares owned by Fintech Consulting LLC.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Audit Committee is responsible for reviewing and approving all transactions between the Company and any related party pursuant to the Audit Committee’s charter. Except as described below, the Company was not a participant in any transaction since the beginning of the 2019 fiscal year in which any related person had a direct or indirect material interest and in which the amount involved exceeded the lesser of $120,000 or 1% of the average of the Company’s total assets at the end of each of the Company’s two prior fiscal years, and no such transactions are currently proposed. Regina Dowd, who served as a director of the Company during fiscal 2019 until her resignation as a director on August 27, 2018, was also employed as a sales executive of the Company for which she was paid compensation in the amount of $149,000 for the 2019 fiscal year. The Company and Ms. Dowd entered into an employment agreement dated as of July 1, 2019, pursuant to which the Company employs Ms. Dowd as an Account Manager for a three-year term expiring on June 30, 2022, and on an at-will basis thereafter, for an annual base salary of $60,000 and eligibility to earn commissions pursuant to an incentive compensation/commission plan.

In addition, in connection with the settlement of a civil action brought against the Company in June 2019 by Ms. Dowd and Joseph F. Hughes, the former Chief Executive Officer and Chairman of the Company, concerning their right to indemnification by the Company for legal fees incurred by them in connection with certain lawsuits previously disclosed by the Company in its reports filed with the SEC that affect the Company, Ms. Dowd (in her capacity as a former director of the Company) and Mr. Joseph Hughes (in his capacity as the former Chairman, President and Chief Executive Officer of the Company), the Company agreed to pay approximately $385,000 in legal fees incurred by them.

Board of Directors and Director Independence

The Board of Directors for the 2019 fiscal year consisted of Christopher Hughes (Chairman), Ira D. Cohen, William J. Kelly, Brian J. Mangan, Joseph Pennacchio, Raymond A. Roel and Eric Stein. In addition, James J. Hill served as a director during the 2019 fiscal year until his resignation as a director on July 9, 2018, and Regina Dowd served as a director during the 2019 fiscal year until her resignation as a director on August 27, 2018. Ira D. Cohen, William J. Kelly, Brian J. Mangan and Raymond A. Roel qualify as “independent directors” under the NASDAQ rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by CohnReznick LLP for professional services related to the audit of the Company’s consolidated financial statements and the review of the consolidated condensed financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended May 31, 2019 and 2018 were $78,000 and $75,000, respectively.

Audit-Related Fees

There were no fees billed by CohnReznick LLP for audit related services for the fiscal years ended May 31, 2019 or 2018.

Tax Fees

There were no fees billed by CohnReznick LLP for tax services during the fiscal years ended May 31, 2019 or 2018.

All Other Fees

There were no fees billed by CohnReznick LLP related to any other non-audit services for the fiscal year ended May 31, 2019. There were $6,000 of fees billed by CohnReznick LLP related to other non-audit services for the fiscal year ended May 31, 2018, which related to review of the Company’s information returns filed with the Internal Revenue Service related to a foreign bank account.

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

TSR, INC.

Date: September 24, 2019	By:	/s/ Christopher Hughes
Christopher Hughes
Chairman, President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 24, 2019	By:	/s/ Christopher Hughes
Christopher Hughes
Chairman, President, Chief Executive Officer and Treasurer

Date: September 24, 2019	By:	/s/ John G. Sharkey
John G. Sharkey
Senior Vice President, Chief Financial Officer and Secretary

Date: September 24, 2019	By:	/s/ Raymond A. Roel
Raymond A. Roel
Director

Date: September 24, 2019	By:	/s/ Brian J. Mangan
Brian J. Mangan
Director

Date: September 24, 2019	By:	/s/ Ira D. Cohen
Ira D. Cohen
Director

Date: September 24, 2019	By:	/s/ Eric M. Stein
Eric M. Stein
Director

Date: September 24, 2019	By:	/s/ Joseph Pennacchio
Joseph Pennacchio
Director

Date: September 24, 2019	By:	/s/ William J. Kelly
William J. Kelly
Director

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification by Christopher Hughes Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.