Form 10-Q
period 2019-08-31
TSR INC
filed 2019-10-15
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2019, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I.	Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2019	May 31, 2019
	(Unaudited)	(see Note 1)

ASSETS

Current Assets:
Cash and cash equivalents	$2,812,519	$3,694,989
Certificates of deposit and marketable securities	282,928	527,232
Accounts receivable, net of allowance for doubtful accounts of $181,000	7,348,490	7,443,581
Other receivables	6,577	5,321
Prepaid expenses	63,758	118,482
Prepaid and recoverable income taxes	28,440	52,385
Total Current Assets	10,542,712	11,841,990
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $270,383 and $268,886	5,005	6,502
Other assets	49,653	49,653
Right-of-use asset	606,199	-
Deferred income taxes	905,000	636,000
Total Assets	$12,108,569	$12,534,145

LIABILITIES AND EQUITY
Current Liabilities:
Accounts and other payables	$516,511	$574,540
Accrued expenses and other current liabilities	3,557,236	3,852,568
Advances from customers	1,169,290	1,190,014
Operating lease liability - current	281,205	-
Total Current Liabilities	5,524,242	5,617,122
Operating lease liability, net of current portion	326,646	-
Total Liabilities	5,850,888	5,617,122

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 and 0 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	14,605,210	15,268,224
	19,739,220	20,402,234
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	6,225,217	6,888,231
Noncontrolling interest	32,464	28,792
Total Equity	6,257,681	6,917,023
Total Liabilities and Equity	$12,108,569	$12,534,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended August 31, 2019 and 2018

(UNAUDITED)

	Three Months Ended August 31,
	2019	2018
Revenue, net	$14,946,562	$16,580,921

Cost of sales	12,671,052	13,984,547
Selling, general and administrative expenses	3,189,463	2,520,549
	15,860,515	16,505,096
Income (loss) from operations	(913,953)	75,825

Other income (loss):
Interest and dividend income	4,915	4,627
Unrealized gain (loss) on marketable securities, net	2,696	(5,416)

Income (loss) before income taxes	(906,342)	75,036
Provision for (benefit from) income taxes	(247,000)	19,000

Consolidated net income (loss)	(659,342)	56,036
Less: Net income attributable to noncontrolling interest	3,672	18,241
Net income (loss) attributable to TSR, Inc.	$(663,014)	$37,795
Basic and diluted net income (loss) per TSR, Inc. common share	$(0.34)	$0.02
Basic and diluted weighted average number of common shares outstanding	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months Ended August 31, 2019 and 2018

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	18,241	18,241

Distribution to noncontrolling interest	-	-	-	-	-	-	(43,700)	(43,700)

Net income attributable to TSR, Inc.	-	-	-	37,795	-	37,795	-	37,795

Balance at August 31, 2018	3,114,163	$31,142	$5,102,868	$16,642,014	$(13,514,003)	$8,262,021	$19,093	$8,281,114

Balance at May 31, 2019	3,114,163	$31,142	$5,102,868	$15,268,224	$(13,514,003)	$6,888,231	$28,792	$6,917,023

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,672	3,672

Net loss attributable to TSR, Inc.	-	-	-	(663,014)	-	(663,014)	-	(663,014)

Balance at August 31, 2019	3,114,163	$31,142	$5,102,868	$14,605,210	$(13,514,003)	$6,225,217	$32,464	$6,257,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2019 and 2018

(UNAUDITED)

	Three Months Ended August 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income (loss)	$(659,342)	$56,036
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,497	3,890
Unrealized (gain) loss on marketable securities, net	(2,696)	5,416
Deferred income taxes	(269,000)	(1,000)
Non-cash lease expense	1,652	-

Changes in operating assets and liabilities:
Accounts receivable	95,091	(558,055)
Other receivables	(1,256)	(889)
Prepaid expenses	54,724	(33,253)
Prepaid and recoverable income taxes	23,945	12,395
Accounts and other payables and accrued expenses and other current liabilities	(353,361)	191,386
Advances from customers	(20,724)	(4,977)

Net used in operating activities	(1,129,470)	(329,051)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	247,000	248,000
Purchases of marketable securities	-	(247,000)

Net cash provided by investing activities	247,000	1,000

Cash flows from financing activities:
Distribution to noncontrolling interest	-	(43,700)

Net cash used in financing activities	-	(43,700)

Net decrease in cash and cash equivalents	(882,470)	(371,751)
Cash and cash equivalents at beginning of period	3,694,989	5,323,437

Cash and cash equivalents at end of period	$2,812,519	$4,951,686

Supplemental disclosures of cash flow data:
Income taxes paid	$17,000	$8,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2019, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2019 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2020. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2019 and May 31, 2019:

	August 31, 2019	May 31, 2019
Cash in banks	$2,508,422	$3,072,218
Money market funds	304,097	622,771
	$2,812,519	$3,694,989

4.	Revenue Recognition

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

In March 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-08, Principal versus Agent Consideration (Topic 606). This update contains guidance on principal versus agent assessments when a third party is involved in providing goods or services to a customer. It specifies that an entity is a principal, and thus records revenue on a gross basis, if it controls a good or service before transferring the good or service to the customer. An entity is an agent, and thus records revenue on a net basis, if it arranges for a good or service to be provided by another entity. The Company adopted this ASU on June 1, 2018 as part of the adoption of ASC 606 and it did not have a significant impact.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2019 and May 31, 2019 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2019	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$245,000	$-	$245,000
Equity Securities	37,928	-	-	37,928
	$37,928	$245,000	$-	$282,928

May 31, 2019	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	35,232	-	-	35,232
	$35,232	$492,000	$-	$527,232

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at August 31, 2019 and May 31, 2019 are summarized as follows:

August 31, 2019 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$245,000	$-	$-	$245,000
Equity Securities	16,866	21,062	-	37,928
	$261,866	$21,062	$-	$282,928

May 31, 2019 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	18,366	-	35,232
	$508,866	$18,366	$-	$527,232

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

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

Common Stock Transactions

On July 24, 2018, the Company became aware that Joseph F. Hughes and Winifred Hughes filed Amendments to Schedule 13D (the “Schedules 13D”) with the United States Securities and Exchange Commission (the “SEC”) on that date, in which Joseph F. Hughes and Winifred Hughes disclosed that they had collectively sold 819,491 shares of the Company’s Common Stock jointly held by them in a privately-negotiated transaction to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC. The Schedules 13D stated that the sale closed on July 23, 2018. Joseph F. Hughes was the former Chairman and Chief Executive Officer of the Company. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC acquired, in the aggregate, 41.8% of the Company’s issued and outstanding Common Stock from Joseph F. Hughes and Winifred Hughes in this transaction. Amendments to Schedule 13D previously filed by Joseph F. Hughes and Winifred Hughes on July 17, 2018 attached an exhibit wherein it was stated that prior to the transaction described above, Zeff Capital, L.P. owned 77,615 shares or approximately 4% of the Company’s issued and outstanding Common Stock.

The Company became aware on July 30, 2018 that Fintech Consulting LLC and Tajuddin Haslani filed a Schedule 13D with the SEC disclosing beneficial ownership of 376,100 shares of Common Stock, which represents approximately 19.2% of the Company’s issued and outstanding Common Stock.

The Company became aware on August 23, 2018 that Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff filed an Amendment to Schedule 13D with the SEC disclosing the additional purchase by Zeff Capital, L.P. of an aggregate of 55,680 shares of Common Stock. As a result of these additional purchases of Common Stock, Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff beneficially own a total of 437,774 shares of Common Stock, which represents approximately 22.3% of the Company’s issued and outstanding Common Stock.

The Company became aware on August 28, 2018 that QAR Industries, Inc. and Robert Fitzgerald filed an Amendment to Schedule 13D with the SEC disclosing the additional purchase by QAR Industries, Inc. of an aggregate of 4,070 shares of Common Stock. As a result of these additional purchases of Common Stock, QAR Industries, Inc. and Robert Fitzgerald beneficially own a total of 143,900 shares of Common Stock, which represents approximately 7.3% of the Company’s issued and outstanding Common Stock. The Company became aware on September 10, 2019 that QAR Industries, Inc. and Robert Fitzgerald filed an Amendment to Schedule 13D with the SEC disclosing beneficial ownership of an aggregate of 139,200 shares of Common Stock, which represents approximately 7.1% of the Company’s issued and outstanding Common Stock.

As a result of the transactions described above, Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC are the beneficial owners of an aggregate of 953,074 shares of Common Stock, which represents approximately 48.6% of the Company’s issued and outstanding Common Stock.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

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

On August 30, 2019, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC and Tajuddin Haslani (collectively, the “Investor Parties”), pursuant to which the Company agreed to, among other things, amend and restate the Rights Agreement to provide that a “Distribution Date” (as defined below) shall not occur as a result of any request by any of the Investor Parties calling for a special meeting pursuant to Article II, Section 5 of the Amended and Restated By-Laws of the Company in accordance with the terms of the Settlement Agreement. (See Note 8, “Other Matters.”)

Distribution Date; Exercisability; Expiration

Initially, the Rights will be attached to all certificates for shares of Common Stock and no separate certificates evidencing the Rights (“Rights Certificates”) will be issued. Until the Distribution Date, the Rights will be transferred with and only with shares of Common Stock. As long as the Rights are attached to the shares of Common Stock, the Company will issue one Right with each new share of Common Stock so that all such shares of Common Stock will have Rights attached.

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

August 31, 2019

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

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

On October 16, 2018, the Company was served with a complaint filed in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz, a stockholder of the Company, against the Company; Joseph F. Hughes and Winifred M. Hughes; current and former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; as well as stockholders Zeff Capital, L.P. , QAR Industries, Inc. and Fintech Consulting LLC. The complaint purports to be a class action lawsuit asserting claims on behalf of all minority stockholders of the Company. Ms. Paskowitz alleges the following: the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock (“controlling interest”) to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of Joseph F. Hughes’ and Winifred M. Hughes’ fiduciary duties and to the detriment of the Company’s minority stockholders; the members of the Board of Directors of the Company named in the complaint breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented Joseph F. Hughes and Winifred M. Hughes from selling their shares and preserved a higher premium for all stockholders; Zeff, QAR, and Fintech are “partners” and constitute a “group.” Ms. Paskowitz also asserts that Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC aided and abetted Joseph F. Hughes’ and Winifred M. Hughes’ conduct, and ultimately sought to buy out the remaining shares of the Company at an unfair price. The complaint requests declarations from the court that: (1) Joseph F. Hughes’ and Winifred M. Hughes’ sale of their controlling interest to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of their fiduciary duties, and that those shares may not be voted or sold back to the Company pending further court order, (2) the members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, and (3) Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC must make a number of disclosures regarding their plans for the Company, their relationships with one another, and any agreements with Joseph F. Hughes and Winifred M. Hughes. The complaint has not assigned any monetary values to alleged damages, but it seeks: (1) for Joseph F. Hughes and Winifred M. Hughes, and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, to disgorge any benefit they received from the sale of the Hughes’ controlling interest, (2) for the Board of Directors to pay damages equal to the reduced value of the class members’ shares as auctionable assets, and (3) reasonable attorneys’ fees and costs. Although the Company is named as a defendant, there are no claims or damage allegations against the Company, and the complaint states that it names the Company solely to effectuate equitable relief if granted.

On May 6, 2019, a stipulation of dismissal was filed in this action with respect to defendants Joseph F. Hughes, Winifred M. Hughes, and Regina Dowd, in which the plaintiff and these defendants agreed to the dismissal of all claims asserted by and against them, without prejudice. On July 26, 2019, the Company filed cross-claims against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC relating to alleged breaches of fiduciary duties and for indemnification and contribution filed.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

On June 14, 2019, Ms. Paskowitz filed an amended complaint in the Supreme Court of the State of New York, Queens County against the members of the Board of Directors and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, which asserts substantially similar allegations to those contained in the October 11, 2018 complaint. In addition to the members of the Board of Directors named in the original complaint, the amended complaint names directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserts a derivative claim purportedly on behalf of the Company against the named members of the Board of Directors. The amended complaint seeks declaratory judgment and unspecified monetary damages. The complaint requests: (1) a declaration from the court that the members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC; (2) damages derivatively on behalf of the Company for unspecified harm caused by the Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint has not assigned any monetary values to alleged damages.

On July 15, 2019, the Company filed an answer to the amended complaint and cross-claims against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC for breaches of their fiduciary duties, aiding and abetting breaches of fiduciary duties, and indemnification and contribution based on their misappropriation of material nonpublic information and their failure to disclose complete and accurate information in SEC filings concerning their group actions to attempt a creeping takeover of the Company.

In addition, on December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company. The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company. The Company has filed motions for preliminary injunction and expedited discovery. The court held an initial pretrial conference on April 23, 2019 during which it ordered the parties to participate in a mediation of the claims raised in the action. The parties subsequently participated in mediation sessions through the Court-annexed Mediation Program; however, no resolution has been reached.

On January 7, 2019, Ms. Paskowitz filed a related action against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani in the Southern District of New York, which asserts claims against them for breach of fiduciary duty and under federal securities laws similar to those asserted in the Company’s action. Although the Company is not a party to Ms. Paskowitz’s action, the court has determined to treat the Company’s and Ms. Paskowitz’s respective actions as related.

On August 7, 2019, following the Company’s initial rescheduling of the 2018 Annual Meeting for September 13, 2019 and the filing of Preliminary Proxy Statements by the Company and Zeff Capital, L.P., Zeff Capital, L.P. filed a complaint in the Delaware Court of Chancery against the Company seeking an order requiring the Company to hold its next annual meeting of stockholders on or around September 13, 2019, and obligating the Company to elect Class I and Class III directors at that annual meeting.

On August 30, 2019, the Company entered into the Settlement and Release Agreement with the Investor Parties with respect to the proxy contest pertaining to the election of directors at the 2018 Annual Meeting, which was agreed to be held on October 22, 2019. Pursuant to the Settlement Agreement, the parties have agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

(i) The complaint relating to alleged breaches of fiduciary duties filed on November 1, 2018 by Fintech Consulting LLC against the Company in the Delaware Court of Chancery, which was previously dismissed voluntarily;

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

(ii) The complaint for declaratory and injunctive relief for violations of the federal securities laws filed on December 21, 2018 by the Company against the Investor Parties in the United States District Court in the Southern District of New York;

(iii) Cross-claims relating to alleged breaches of fiduciary duties and for indemnification and contribution filed on July 26, 2019 by the Company against the Investor Parties in New York Supreme Court, Queens County; and

(iv) The complaint to compel annual meeting of stockholders filed on August 7, 2019 by Zeff Capital, L.P. against the Company in the Delaware Court of Chancery.

No party admitted any liability by entering into the Settlement Agreement. The Settlement Agreement did not resolve the pending litigation filed by Susan Paskowitz against the Company, Joseph F. Hughes, Winifred M. Hughes and certain current and former directors of the Company in the Supreme Court of the State of New York on October 11, 2018, which is the only ongoing litigation in which the Company is involved.

In addition, concurrently with the Settlement Agreement, the parties entered into a share repurchase agreement (the “Repurchase Agreement”) under which the Company may purchase 633,074 shares of the Company’s Common Stock, at a purchase price of $6.25 per share, from the Investor Parties, and Christopher Hughes, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, may purchase 320,000 shares of Common Stock, at a purchase price of $6.25 per share, from the Investor Parties, for an aggregate purchase price of $5,956,712.50 in cash, subject to the terms and conditions contained in the Repurchase Agreement (the “Repurchase”). The Company also agreed to make a payment of $1,543,287.50 to the Investor Parties at the closing of the Repurchase for the settlement of all disputes between the parties, dismissal of any and all claims related thereto, including the lawsuits mentioned above, and the settlement and release of any and all matters (the “Settlement Payment”). There can be no assurance that either the Company or Christopher Hughes will ultimately consummate these purchases.

Pursuant to the Settlement Agreement, (1) the Company agreed to adopt an amendment to the Company’s Amended and Restated By-Laws, dated April 9, 2015 (the “By-Laws Amendment”), providing that stockholders of the Company owning at least forty percent (40%) of the issued and outstanding Common Stock may request a special meeting of stockholders; (2) the Investor Parties agreed not to take any action to call or otherwise cause a special meeting of stockholders to occur prior to December 30, 2019 unless the Company fails to hold the 2018 Annual Meeting; (3) the Company agreed to amend and restate the Company’s Rights Agreement, dated August 29, 2018 (the “Amended Rights Agreement”), to confirm that a Distribution Date (as defined in the Amended and Restated Rights Agreement) shall not occur as a result of any request by any of the Investor Parties for a special meeting; (4) the Company agreed that prior to the earlier of (A) the completion of the Repurchase and the payment of the Settlement Payment and (B) January 1, 2020, the Board of Directors shall not consist of more than seven (7) directors.

The Settlement Agreement provides the Company will solicit proxies for two alternative Class I director slates for election at the 2018 Annual Meeting: one slate for the Company’s nominees, and one slate for nominees selected by Zeff Capital, L.P. If the Company completes the Repurchase and makes the Settlement Payment prior to the 2018 Annual Meeting, Zeff Capital, L.P. will withdraw its director slate from consideration at the 2018 Annual Meeting and a vote for Zeff Capital, L.P.’s nominees shall constitute a vote for the Company’s nominees. If the Repurchase is not completed or the Settlement Payment is not made prior to the 2018 Annual Meeting, then the Company will withdraw its director slate and a vote for the Company’s nominees shall constitute a vote for the slate proposed by Zeff Capital, L.P. If the Repurchase is not completed or the Settlement Payment is not made as of 5:00 pm, Eastern Time, on December 30, 2019, the current members of the Board of Directors will resign from the Board. If the Repurchase is completed after the 2018 Annual Meeting and prior to December 30, 2019, the two directors nominated by Zeff Capital, L.P. will resign from the Board of Directors.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

In addition, the Settlement Agreement provides for mutual releases between the Company and each of the Investor Parties and certain of their affiliates. Each of the Investor Parties and certain of their affiliates also agreed to certain customary standstill provisions, including without limitation, with regard to certain actions in connection with the 2018 Annual Meeting, Extraordinary Transactions (as defined in the Settlement Agreement) with the Company, and the acquisition of  any securities (or beneficial ownership thereof) of the Company, each of which expire on the later of December 30, 2019, or, should the Company consummate the Repurchase and the payment of the Settlement Payment prior thereto, the opening of the Company’s advance notice period in respect of its annual meeting occurring during the calendar year 2027.

The foregoing is not a complete description of the terms of the Settlement Agreement and the Share Repurchase Agreement. For a further description of the terms of the Settlement Agreement and the Share Repurchase Agreement, including copies of the Settlement Agreement and Share Repurchase Agreement, please see the Company’s Current Report on Form 8-K filed by the Company with the SEC on September 3, 2019.

At this time, it is not possible to predict the outcome of the litigation matters or their effect on the Company and the Company’s consolidated financial position.

9.	Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

10.	Leases

The Company leases the space for its three offices. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating leases are in right-of-use assets and operating lease liabilities in our consolidated balance sheets.

The Company’s leases for its three offices are classified as operating leases.

The lease agreements expire on February 28, 2020, December 31, 2020 and August 31, 2022, respectively, and do not include any renewal options.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

(Unaudited)

For the three months ended August 31, 2019, the Company’s operating lease expense for these leases was $96,958.

Future minimum lease payments under non-cancellable operating leases as of August 31, 2019 were as follows:

Twelve Months Ended August 31
2020	$313,626
2021	187,693
2022	161,707
Total undiscounted operating lease payments	663,026
Less imputed interest	55,175
Present value of operating lease payments	$607,851

The following table sets forth the right-of-use assets and operating lease liabilities as of August 31, 2019:

Assets
Right-of-use assets	$606,199
Liabilities
Current operating lease liabilities	$281,205
Long-term operating lease liabilities	326,646
Total operating lease liabilities	$607,851

The weighted average remaining lease term for the Company’s operating leases is 2.3 years.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the statements concerning the ultimate consummation of the Company’s and Christopher Hughes’ purchase of Common Stock from the Investor Parties and the slate of nominees that will stand for election to the Board; the success of the Company’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Company is a party; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2019 compared with three months ended August 31, 2018

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2019		August 31, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$14,947	100.0%	$16,581	100.0%
Cost of sales	12,671	84.8%	13,985	84.3%
Gross profit	2,276	15.2%	2,596	15.7%
Selling, general and administrative expenses	3,190	21.3%	2,520	15.2%
Income (loss) from operations	(914)	(6.1)%	76	0.5%
Other income (loss), net	8	0.0%	(1)	0.0%
Income (loss) before income taxes	(906)	(6.1)%	75	0.5%
Provision for (benefit from) income taxes	(247)	1.7%	19	0.2%
Consolidated net income (loss)	(659)	(4.4)%	56	0.3%
Less: Net income attributable to noncontrolling interest	4	0.0%	18	0.1%
Net income (loss) attributable to TSR, Inc.	$(663	(4.4)%	$38	0.2%

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Overall, revenue for the quarter ended August 31, 2019 decreased $1,634,000 or 9.9% from the prior year quarter. Revenue for IT consultants for the current quarter decreased by 6.2%, primarily due to lower average billing rates from a shift in business mix with less placements for high end skills. Revenue for administrative (non-IT workers) decreased by 33.3%, primarily due to reduced opportunities for placements with a large customer due to the customer’s plan to reduce its expenses. Such reductions began to ease at the end of the first quarter. The overall average number of consultants on billing with customers decreased from 389 for the quarter ended August 31, 2018 to 375 for the quarter ended August 31, 2019, while the average number of computer programming consultants remained the same at 329 in the quarters ended August 31, 2019 and 2018. The 375 consultants on billing for the current quarter include an equivalent 46 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year quarter which included an equivalent 60 administrative (non-IT) workers.

Cost of Sales

Cost of sales for the quarter ended August 31, 2019 decreased $1,314,000 or 9.4% to $12,671,000 from $13,985,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing and from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue increased from 84.3% in the quarter ended August 31, 2018 to 84.8% in the quarter ended August 31, 2019. The percentage decrease in cost of sales for the current quarter as compared to the prior year quarter (9.4% decrease) was lower than the percentage decrease in revenue for the current quarter as compared to the prior year quarter (9.9% decrease), causing a reduction in gross margins. Customer demands for discounts and aggressive pricing combined with a competitive market environment have continued to apply downward pressures on gross margins, causing an increase in cost of sales as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $670,000 or 26.6% from approximately $2,520,000 in the quarter ended August 31, 2018 to $3,190,000 in the quarter ended August 31, 2019. The increase in these expenses primarily resulted from a significant increase in amounts paid for legal and advisory services of $766,000. The prior year also had increased legal and advisory fees of $160,000 over the quarter ended August 31, 2017. The legal and advisory expenses increased in connection with various stockholder lawsuits and the contested proxy solicitation relating to our annual meeting that was originally scheduled to be held on November 28, 2018, but which was postponed in order to provide the Company with additional time to review and respond to certain stockholder proposals, and due to the uncertainty caused by certain stockholder litigations against the Company and current and former members of its Board of Directors that were commenced prior to the original date for the annual meeting. This annual meeting is currently scheduled to be held on October 22, 2019 after initially being rescheduled for September 13, 2019. Selling, general and administrative expenses, as a percentage of revenue, increased from 15.2% in the quarter ended August 31, 2018 to 21.3% in the quarter ended August 31, 2019.

Other Income (Loss)

Other income for the quarter ended August 31, 2019 resulted primarily from interest and dividend income of $5,000 and a mark- to-market gain of $3,000 on the Company’s equity securities. Other income (loss) for the quarter ended August 31, 2018 resulted primarily from interest and dividend income of $4,000 and a mark-to-market loss of $5,000 on the Company’s equity securities.

Income Taxes Provision (Benefit)

The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2019 and 2018 reflects the Company’s estimated effective tax rate for the years ending May 31, 2020 and 2019, respectively. These rates resulted in a benefit of 27.3% for the quarter ended August 31, 2019 and a provision of 25.3% for the quarter ended August 31, 2018.

Net Income (Loss) Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was $663,000 in the quarter ended August 31, 2019 compared to net income of $38,000 in the quarter ended August 31, 2018. This decrease was primarily attributable to an increase in professional fees and to a decrease in revenue.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents, certificates of deposit and marketable securities and cash flow provided by operations will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months from the issuance of these financial statements. Conditions affecting the Company’s business, including on-going legal expenses, a potential repurchase of 633,074 shares of the Company’s Common Stock at a purchase price of $6.25 per share and a potential payment of a settlement of $1,543,288 in connection with previous lawsuits (see Note 8 to the condensed consolidated financial statements), will result in the need for the Company to obtain additional liquidity. Utilizing its accounts receivable as collateral, the Company is seeking a line of credit or other financing to increase its liquidity. The Company does not currently maintain a credit facility with any financial institution and there can be no assurance that a line of credit or other financing will be available to the Company on terms acceptable to it.

At August 31, 2019, the Company had working capital (total current assets in excess of total current liabilities) of $5,018,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,095,000 as compared to working capital of $6,225,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,222,000 at May 31, 2019.

For the three months ended August 31, 2019, net cash used in operating activities was $1,129,000 compared to net cash used in operating activities of $329,000 for the three months ended August 31, 2018. The cash used in operating activities in the three months ended August 31, 2019 resulted primarily from the consolidated net loss of $659,000, a decrease in accounts payable and other payables and accrued expenses of $353,000 and an increase in deferred income taxes of $269,000. The cash used in operating activities in the three months ended August 31, 2018 resulted primarily from an increase in accounts receivable of $558,000 offset by an increase in accounts payable and other payables and accrued expenses of $191,000. The increase in accounts receivable resulted primarily from two clients changing from weekly to monthly payment cycles.

Net cash provided by investing activities of $247,000 for the three months ended August 31, 2019 primarily resulted from not reinvesting a certificate of deposit that matured during that period. Net cash provided by investing activities of $1,000 for the three months ended August 31, 2018 primarily resulted from not fully reinvesting a certificate of deposit that matured during that period.

In the three months ended August 31, 2019, there was no cash used in financing activities. In the three months ended August 31, 2018, net cash used in financing activities resulted from distributions to the noncontrolling interest of $44,000.

The Company’s capital resource commitments at August 31, 2019 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities, supplemented by the line of credit which the Company is seeking, as described above.

Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

TSR, INC. AND SUBSIDIARIES

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Except for the adoption of ASU No. 2016-02, Leases, as of June 1, 2019, disclosed in Note 9 to the condensed consolidated financial statements, there have been no changes in the Company’s significant accounting policies as of August 31, 2019.

Item 3.	Controls and Procedures

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

Part II.	Other Information

Item 4.	Exhibits

(a)	Exhibit 31.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR Inc.
(Registrant)

Date:	October 15, 2019	/s/ Christopher Hughes
Christopher Hughes, Chairman of the Board, Chief Executive Officer, President,
Treasurer and Principal Executive Officer

Date:	October 15, 2019	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President and Principal Accounting Officer