Form 10-Q
period 2019-11-30
TSR INC
filed 2020-01-13
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2019

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

As of December 31, 2019, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I.	Financial Information

Item 1.	Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2019	2019
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$2,696,876	$3,694,989
Certificates of deposit and marketable securities	291,440	527,232
Accounts receivable, net of allowance for doubtful accounts of $181,000	7,068,057	7,443,581
Other receivables	8,588	5,321
Prepaid expenses	262,381	118,482
Prepaid and recoverable income taxes	37,940	52,385
Total Current Assets	10,365,282	11,841,990
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $271,881 and $268,886	3,507	6,502
Other assets	49,653	49,653
Right-of-use asset	519,381	-
Deferred income taxes	888,000	636,000
Total Assets	$11,825,823	$12,534,145
LIABILITIES AND EQUITY
Current Liabilities:
Accounts and other payables	$899,731	$574,540
Accrued expenses and other current liabilities	2,893,919	3,852,568
Advances from customers	1,195,556	1,190,014
Operating lease liability - current	251,576	-
Total Current Liabilities	5,240,782	5,617,122
Operating lease liability, net of current portion	270,602	-
Total Liabilities	5,511,384	5,617,122

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 and 0 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	14,666,722	15,268,224
	19,800,732	20,402,234
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	6,286,729	6,888,231
Noncontrolling interest	27,710	28,792
Total Equity	6,314,439	6,917,023
Total Liabilities and Equity	$11,825,823	$12,534,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Six Months Ended November 30, 2019 and 2018

(UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Revenue, net	$15,233,869	$16,402,356	$30,180,431	$32,983,277

Cost of sales	12,784,085	13,643,879	25,455,137	27,628,426
Selling, general and administrative expenses	2,385,530	2,882,226	5,574,993	5,402,775
	15,169,615	16,526,105	31,030,130	33,031,201
Income (loss) from operations	64,254	(123,749)	(849,699)	(47,924)

Other income (loss):
Interest and dividend income	2,992	4,948	7,907	9,575
Unrealized gain (loss) on marketable securities, net	8,512	704	11,208	(4,712)

Income (loss) before income taxes	75,758	(118,097)	(830,584)	(43,061)
Provision for (benefit from) income taxes	8,000	(31,000)	(239,000)	(12,000)

Consolidated net income (loss)	67,758	(87,097)	(591,584)	(31,061)
Less: Net income attributable to noncontrolling interest	6,246	9,644	9,918	27,885

Net income (loss) attributable to TSR, Inc.	$61,512	$(96,741)	$(601,502)	$(58,946)
Basic and diluted net income (loss) per TSR, Inc. common share	$0.03	$(0.05)	$(0.31)	$(0.03)
Basic and diluted weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months and Six Months Ended November 30, 2019 and 2018

(UNAUDITED)

	Shares of		Additional				Non-
	common	Common	paid-in	Retained	Treasury	TSR, Inc.	controlling	Total
	stock	stock	capital	earnings	stock	equity	interest	equity
Balance at May 31, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	18,241	18,241

Distribution to noncontrolling interest	-	-	-	-	-	-	(43,700)	(43,700)

Net income attributable to TSR, Inc.	-	-	-	37,795	-	37,795	-	37,795

Balance at Aug. 31, 2018	3,114,163	$31,142	$5,102,868	$16,642,014	$(13,514,003)	$8,262,021	$19,093	$8,281,114

Net income attributable to noncontrolling interest	-	-	-	-	-	-	9,644	9,644

Distribution to noncontrolling interest	-	-	-	-	-	-	(4,500)	(4,500)

Net loss attributable to TSR, Inc.	-	-	-	(96,741)	-	(96,741)	-	(96,741)

Balance at November 30, 2018	3,114,163	$31,142	$5,102,868	$16,545,273	$(13,514,003)	$8,165,280	$24,237	$8,189,517

Balance at May 31, 2019	3,114,163	$31,142	$5,102,868	$15,268,224	$(13,514,003)	$6,888,231	$28,792	$6,917,023

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,672	3,672

Net loss attributable to TSR, Inc.	-	-	-	(663,014)	-	(663,014)	-	(663,014)

Balance at Aug. 31, 2019	3,114,163	$31,142	$5,102,868	$14,605,210	$(13,514,003)	$6,225,217	$32,464	$6,257,681

Net income attributable to noncontrolling interest	-	-	-	-	-	-	6,246	6,246

Distribution to noncontrolling interest	-	-	-	-	-	-	(11,000)	(11,000)

Net income attributable to TSR, Inc.	-	-	-	61,512	-	61,512	-	61,512

Balance at November 30, 2019	3,114,163	$31,142	$5,102,868	$14,666,722	$(13,514,003)	$6,286,729	$27,710	$6,314,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended November 30, 2019 and 2018
(UNAUDITED)

	Six Months Ended November 30,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(591,584)	$(31,061)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	2,995	7,779
Unrealized (gain) loss on marketable securities, net	(11,208)	4,712
Deferred income taxes	(252,000)	(1,000)
Non-cash lease expense	2,797	-

Changes in operating assets and liabilities:
Accounts receivable	375,524	(743,054)
Other receivables	(3,267)	(18,444)
Prepaid expenses	(143,899)	(77,743)
Prepaid and recoverable income taxes	14,445	(43,605)
Accounts and other payables and accrued expenses and other current liabilities	(633,458)	184,586
Advances from customers	5,542	(7,750)
Net used in operating activities	(1,234,113)	(725,580)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	247,000	248,000
Purchases of marketable securities	-	(247,000)
Purchases of equipment and leasehold improvements	-	(1,199)
Net cash provided by (used in) investing activities	247,000	(199)

Cash flows from financing activities:
Distribution to noncontrolling interest	(11,000)	(48,200)

Net cash used in financing activities	(11,000)	(48,200)

Net decrease in cash and cash equivalents	(998,113)	(773,979)
Cash and cash equivalents at beginning of period	3,694,989	5,323,437
Cash and cash equivalents at end of period	$2,696,876	$4,549,458

Supplemental disclosures of cash flow data:
Income taxes paid	$17,000	$37,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2019, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2019 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2020. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2019 and May 31, 2019:

	November 30,	May 31,
	2019	2019
Cash in banks	$2,641,282	$3,072,218
Money market funds	55,594	622,771
	$2,696,876	$3,694,989

4.	Revenue Recognition

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

November 30, 2019

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2019 and May 31, 2019 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2019	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$245,000	$-	$245,000
Equity Securities	46,440	-	-	46,440
	$46,440	$245,000	$-	$291,440

May 31, 2019	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	35,232	-	-	35,232
	$35,232	$492,000	$-	$527,232

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at November 30, 2019 and May 31, 2019 are summarized as follows:

November 30, 2019	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$245,000	$-	$-	$245,000
Equity Securities	16,866	29,574	-	46,440
	$261,866	$29,574	$-	$291,440

May 31, 2019	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	18,366	-	35,232
	$508,866	$18,366	$-	$527,232

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

November 30, 2019

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

November 30, 2019

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

November 30, 2019

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

November 30, 2019

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

Amended and Restated Rights Agreement

Pursuant to the Settlement Agreement, the Company amended and restated the Rights Agreement on September 3, 2019 to confirm that a Distribution Date (as defined in the Amended and Restated Rights Agreement) shall not occur as a result of any request by any of the Investor Parties for a special meeting of the Company’s stockholders.

8.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

On October 16, 2018, the Company was served with a complaint filed on October 11, 2018 in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz, a stockholder of the Company, against the Company; Joseph F. Hughes and Winifred M. Hughes; current and former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; as well as stockholders Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC (the “Stockholder Litigation”). The complaint purports to be a class action lawsuit asserting claims on behalf of all minority stockholders of the Company. Ms. Paskowitz alleges the following: the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock (“controlling interest”) to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of Joseph F. Hughes’ and Winifred M. Hughes’ fiduciary duties and to the detriment of the Company’s minority stockholders; the members of the Board of Directors of the Company named in the complaint breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented Joseph F. Hughes and Winifred M. Hughes from selling their shares and preserved a higher premium for all stockholders; Zeff, QAR, and Fintech are “partners” and constitute a “group.” Ms. Paskowitz also asserts that Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC aided and abetted Joseph F. Hughes’ and Winifred M. Hughes’ conduct, and ultimately sought to buy out the remaining shares of the Company at an unfair price. The complaint requests declarations from the court that: (1) Joseph F. Hughes’ and Winifred M. Hughes’ sale of their controlling interest to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of their fiduciary duties, and that those shares may not be voted or sold back to the Company pending further court order, (2) the members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, and (3) Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC must make a number of disclosures regarding their plans for the Company, their relationships with one another, and any agreements with Joseph F. Hughes and Winifred M. Hughes. The complaint has not assigned any monetary values to alleged damages, but it seeks: (1) for Joseph F. Hughes and Winifred M. Hughes, and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, to disgorge any benefit they received from the sale of the Hughes’ controlling interest, (2) for the Board of Directors to pay damages equal to the reduced value of the class members’ shares as auctionable assets, and (3) reasonable attorneys’ fees and costs. Although the Company is named as a defendant, there are no claims or damage allegations against the Company, and the complaint states that it names the Company solely to effectuate equitable relief if granted.

On May 6, 2019, a stipulation of dismissal was filed in the Stockholder Litigation with respect to defendants Joseph F. Hughes, Winifred M. Hughes, and Regina Dowd, in which the plaintiff and these defendants agreed to the dismissal of all claims asserted by and against them, without prejudice. On July 26, 2019, the Company filed cross-claims against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC relating to alleged breaches of fiduciary duties and for indemnification and contribution filed.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

On June 14, 2019, Ms. Paskowitz filed an amended complaint in the Stockholder Litigation in the Supreme Court of the State of New York, Queens County against the members of the Board of Directors and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, which asserts substantially similar allegations to those contained in the October 11, 2018 complaint. In addition to the members of the Board of Directors named in the original complaint, the amended complaint names current and former directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserts a derivative claim purportedly on behalf of the Company against the named members of the Board of Directors. The amended complaint seeks declaratory judgment and unspecified monetary damages. The complaint requests: (1) a declaration from the court that the members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC; (2) damages derivatively on behalf of the Company for unspecified harm caused by the Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint has not assigned any monetary values to alleged damages.

On July 15, 2019, the Company filed an answer to the amended complaint in the Stockholder Litigation and cross-claims against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC for breaches of their fiduciary duties, aiding and abetting breaches of fiduciary duties, and indemnification and contribution based on their misappropriation of material nonpublic information and their failure to disclose complete and accurate information in SEC filings concerning their group actions to attempt a creeping takeover of the Company.

In addition, on December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company. The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company. The Company has filed motions for preliminary injunction and expedited discovery. The court held an initial pretrial conference on April 23, 2019 during which it ordered the parties to participate in a mediation of the claims raised in the action. The parties subsequently participated in mediation sessions through the Court-annexed Mediation Program; however, no resolution was reached as a result of the mediation.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

On August 30, 2019, the Company entered into the Settlement Agreement with the Investor Parties with respect to the proxy contest pertaining to the election of directors at the 2018 Annual Meeting, which was held on October 22, 2019. Pursuant to the Settlement Agreement, the parties have agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

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

No party admitted any liability by entering into the Settlement Agreement. The Settlement Agreement did not resolve the Stockholder Litigation filed by Susan Paskowitz against the Company, Joseph F. Hughes, Winifred M. Hughes and certain current and former directors of the Company in the Supreme Court of the State of New York on October 11, 2018.

Concurrently with the Settlement Agreement, the parties entered into a share repurchase agreement (the “Repurchase Agreement”) which provided for the purchase by the Company and Christopher Hughes, the Company’s President and Chief Executive Officer, of the shares of the Company’s Common Stock held by the Investor Parties (the “Repurchase”). The Settlement Agreement also contemplated that, if the Repurchase was completed, the Company would make a settlement payment to the Investor Parties at the closing of the Repurchase (the “Settlement Payment”). However, the Repurchase and Settlement Payment were not completed by the deadline of December 30, 2019.

Pursuant to the Settlement Agreement, (1) the Company agreed to adopt an amendment to the Company’s Amended and Restated By-Laws, dated April 9, 2015 (the “By-Laws Amendment”), providing that stockholders of the Company owning at least forty percent (40%) of the issued and outstanding Common Stock may request a special meeting of stockholders; (2) the Investor Parties agreed not to take any action to call or otherwise cause a special meeting of stockholders to occur prior to December 30, 2019 (unless the Company had failed to hold the 2018 Annual Meeting); (3) the Company agreed to amend and restate the Company’s Rights Agreement, dated August 29, 2018 (the “Amended Rights Agreement”), to confirm that a Distribution Date (as defined in the Amended Rights Agreement) shall not occur as a result of any request by any of the Investor Parties for a special meeting; (4) the Company agreed that prior to the earlier of (A) the completion of the Repurchase and the payment of the Settlement Payment and (B) January 1, 2020, the Board of Directors shall not consist of more than seven (7) directors.

Pursuant to the terms of the Settlement Agreement, the two nominees for director made by Zeff Capital, L.P. were elected as directors at the Company’s 2018 Annual Meeting held on October 22, 2019. Please see the Company’s current Report on Form 8-K filed with the SEC on October 21, 2019 for more information about the background of the election of directors at the Company’s 2018 Annual Meeting.

Pursuant to the terms of the Settlement Agreement, inasmuch as the Repurchase was not completed and the Settlement Payment was not made by December 30, 2019, the members of the Board of Directors (other than the two directors who were nominated by Zeff Capital, L.P. and elected as directors at the 2018 Annual Meeting) resigned from the Board effective 5:00 p.m. Eastern Time on December 30, 2019. Immediately thereafter, the two remaining directors appointed Robert Fitzgerald to the Board of Directors. Please see the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019 for more information about the background and the appointment of Robert Fitzgerald.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

In addition, the Settlement Agreement provides for mutual releases between the Company and each of the Investor Parties and certain of their affiliates. Each of the Investor Parties and certain of their affiliates also agreed to certain customary standstill provisions, including without limitation, with regard to certain actions in connection with the 2018 Annual Meeting, Extraordinary Transactions (as defined in the Settlement Agreement) with the Company, and the acquisition of any securities (or beneficial ownership thereof) of the Company, each of which expired on December 30, 2019.

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

On October 21, 2019, the Company entered into a Memorandum of Understanding (the “MOU”) with Susan Paskowitz providing for the settlement of the Stockholder Litigation filed by Ms. Paskowitz on October 11, 2018. The MOU provides for the settlement of the claims by Ms. Paskowitz that (1) the members of the Board named in the original complaint allegedly breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock to the Investor Parties; (2) the members of the Board named in the amended complaint allegedly breached their fiduciary duties and failed to adopt proper corporate governance practices; and (3) the Investor Parties acted as “partners” and constituted a “group” in their purchase of shares from Joseph F. Hughes and Winifred M. Hughes and knowingly disseminated false or misleading public statements concerning their status as a group.

Pursuant to the terms of the MOU, the Company will (1) implement certain corporate governance reforms described in the MOU within 30 days of a final order and judgment entered by the court, and keep these corporate governance reforms in place for 5 years from the time of the final order and judgment; and (2) acknowledge that the plaintiff, Ms. Paskowitz, and her counsel provided a substantial benefit to the Company and its stockholders through the prosecution of the Stockholder Litigation and other related actions filed by Ms. Paskowitz described above.

On December 16, 2019, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with Susan Paskowitz in the Stockholder Litigation. The Stipulation retains the terms and conditions of settlement of the Stockholder Litigation contained in the MOU described in the preceding paragraph, with the addition that the Company will pay to plaintiff’s counsel an award of attorneys’ fees and reimbursement of expenses in the amount of $260,000 (collectively, the “Stockholder Litigation Settlement”). The Stockholder Litigation Settlement is intended to fully, finally, and forever compromise, settle, release, resolve, and dismiss with prejudice the Stockholder Litigation and all claims asserted therein directly against all present and former defendants and derivatively against them on behalf of the Company. The Stockholder Litigation Settlement does not contain any admission of liability, wrongdoing or responsibility by any of the parties, and provides for mutual releases by all parties. Each stockholder of the Company is a member of the plaintiff class unless such stockholder opts out of the class. The Company expects that the full amount of the $260,000 settlement payment will be covered by insurance proceeds. The Stipulation remains subject to approval by the court. The Stipulation is independent of the Settlement Agreement and Share Repurchase Agreement that the Company had entered into with the Investor Parties.

Although the Company believes that the Stipulation represents a fair and reasonable compromise of the matters in dispute in the Stockholder Litigation, there can be no assurance that the court will approve the Stipulation as proposed, or at all. Under the terms of the Stipulation, plaintiff Ms. Paskowitz has filed the Stipulation with the court and has requested a date for a final hearing on the approval of the Settlement and plaintiff’s application for an award of counsel fees and the reimbursement of expenses. The Stipulation is filed as an exhibit to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 17, 2019.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

9.	Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

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

For the three months and six months ended November 30, 2019, the Company’s operating lease expense for these leases was $98,000 and $197,000, respectively.

Future minimum lease payments under non-cancellable operating leases as of November 30, 2019 were as follows:

Twelve Months Ended November 30,
2020	$279,247
2021	166,618
2022	121,348
Total undiscounted operating lease payments	567,213
Less imputed interest	45,035
Present value of operating lease payments	$522,178

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

The following table sets forth the right-of-use assets and operating lease liabilities as of November 30, 2019:

Assets
Right-of-use assets	$519,381
Liabilities
Current operating lease liabilities	$251,576
Long-term operating lease liabilities	270,602
Total operating lease liabilities	$522,178

The weighted average remaining lease term for the Company’s operating leases is 2.1 years.

11.	Line of Credit

On November 27, 2019, TSR, Inc. (“TSR”) closed on a revolving credit facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) that may provide up to $7,000,000 in funding to TSR and its direct and indirect subsidiaries, TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix, S.A.R.L., each of which together with TSR is a borrower under the Credit Facility. Each of the borrowers has provided a security interest to the Lender in all of their respective assets to secure amounts borrowed under the Credit Facility.

TSR expects to utilize the Credit Facility for working capital and general corporate purposes. TSR also expected to utilize the Credit Facility to complete the Repurchase and make the Settlement Payment; however, TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline.

Inasmuch as TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the maximum amount that may be advanced under the Credit Facility at any time shall not exceed $2,000,000.

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The initial term of the Credit Facility is 5 years, which shall automatically renew for successive 5-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender.

As of November 30, 2019, there were no borrowings outstanding against this line of credit facility. Subsequent to November 30, 2019, the Company has, from time to time, utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

12.	Subsequent Event

Inasmuch as the Company did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the members of the Board of Directors (other than the two directors who were elected as directors at the 2018 Annual Meeting) resigned from the Board effective at 5:00 p.m. Eastern Time on December 30, 2019. Immediately thereafter, the two remaining directors, Bradley M. Tirpak and H. Timothy Eriksen, appointed Robert Fitzgerald as a new director. Each of Mr. Tirpak, Mr. Eriksen and Mr. Fitzgerald qualifies as an “independent director” under the NASDAQ Stock Market Rules. These three individuals were also appointed to the Audit Committee, Nominating Committee, Compensation Committee and Special Committee. The Board appointed Mr. Tirpak as Chairman of the Board to succeed Christopher Hughes. Mr. Hughes will continue to serve as the Chief Executive Officer, President and Treasurer of the Company. Additionally, the Board appointed Mr. Eriksen as Lead Independent Director, Chairman of the Audit Committee and Chairman of the Nominating Committee. The Board also appointed Mr. Fitzgerald as the Chairman of the Compensation Committee and Chairman of the Special Committee.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the statements concerning the success of the Company’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Company is a party; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended November 30, 2019 compared with three months ended November 30, 2018

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2019		November 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$15,234	100.0%	$16,402	100.0%
Cost of sales	12,784	83.9%	13,644	83.2%

Gross profit	2,450	16.1%	2,758	16.8%
Selling, general and administrative expenses	2,386	15.7%	2,882	17.5%

Income (loss) from operations	64	0.4%	(124)	(0.7)%
Other income, net	12	0.1%	6	0.0%

Income (loss) before income taxes	76	0.5%	(118)	(0.7)%
Provision for (benefit from) income taxes	8	0.1%	(31)	0.2%

Consolidated net income (loss)	68	0.4%	(87)	(0.5)%
Less: Net income attributable to noncontrolling interest	6	0.0%	10	0.1%

Net income (loss) attributable to TSR, Inc.	$62	0.4%	$(97)	(0.6)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Overall, revenue for the quarter ended November 30, 2019 decreased $1,168,000 or 7.1% from the prior year quarter. Revenue for IT consultants for the current quarter decreased by 7.2%, primarily due to lower average billing rates from a shift in business mix with less placements for high end skills. Revenue for administrative (non-IT workers) decreased by 6.7%, primarily due to reduced opportunities for placements with a large customer due to the customer’s plan to reduce its expenses. The overall average number of consultants on billing with customers decreased from 407 for the quarter ended November 30, 2018 to 378 for the quarter ended November 30, 2019, while the average number of computer programming consultants decreased from 346 in the quarter ended November 30, 2018 to 317 in the quarter ended November 30, 2019. The 378 consultants on billing for the current quarter include an equivalent 61 administrative (non-IT) workers that the Company placed at the customers’ requests as compared to 61 in the prior year quarter.

Cost of Sales

Cost of sales for the quarter ended November 30, 2019 decreased $860,000 or 6.3% to $12,784,000 from $13,644,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing and from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue increased from 83.2% in the quarter ended November 30, 2018 to 83.9% in the quarter ended November 30, 2019. The percentage decrease in cost of sales for the current quarter as compared to the prior year quarter (6.3% decrease) was lower than the percentage decrease in revenue for the current quarter as compared to the prior year quarter (7.1% decrease), causing a reduction in gross margins. Customer demands for discounts and aggressive pricing combined with a competitive market environment have continued to apply downward pressures on gross margins, causing an increase in cost of sales as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $496,000 or 17.2% from approximately $2,882,000 in the quarter ended November 30, 2018 to $2,386,000 in the quarter ended November 30, 2019. The decrease in these expenses primarily resulted from a significant decrease in amounts paid for legal and advisory services of $393,000. The legal and advisory expenses decreased in connection with the settlement, at the end of August 2019, of various lawsuits and the proxy contest relating to our annual meeting that was held on October 22, 2019 after initially being rescheduled for September 13, 2019. In addition, there was an insurance recovery of approximately $249,000 received during the quarter to reimburse certain of the legal expenses. Selling, general and administrative expenses, as a percentage of revenue, decreased from 17.5% in the quarter ended November 30, 2018 to 15.7% in the quarter ended November 30, 2019.

Other Income (Loss)

Other income for the quarter ended November 30, 2019 resulted primarily from interest and dividend income of $3,000 and a mark-to-market gain of $9,000 on the Company’s equity securities. Other income for the quarter ended November 30, 2018 resulted primarily from interest and dividend income of $5,000 and a mark-to-market gain of $1,000 on the Company’s equity securities.

Income Tax Provision (Benefit)

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended November 30, 2019 and 2018 reflects the Company’s estimated effective tax rate for the years ending May 31, 2020 and 2019, respectively. These rates resulted in a provision of 10.5% for the quarter ended November 30, 2019 and a benefit of 26.3% for the quarter ended November 30, 2018.

Net Income (Loss) Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was $62,000 in the quarter ended November 30, 2019 compared to a loss of $97,000 in the quarter ended November 30, 2018. This increase was primarily attributable to a decrease in legal and advisory expenses.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2019 compared with six months ended November 30, 2018

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2019		November 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$30,180	100.0%	$32,983	100.0%
Cost of sales	25,455	84.3%	27,628	83.8%

Gross profit	4,725	15.7%	5,355	16.2%
Selling, general and administrative expenses	5,575	18.5%	5,403	16.3%

Loss from operations	(850)	(2.8)%	(48)	(0.1)%
Other income, net	19	0.0%	5	0.0%

Loss before income taxes	(831)	(2.8)%	(43)	(0.1)%
Benefit from income taxes	(239)	0.8%	(12)	0.0%

Consolidated net loss	(592)	(2.0)%	(31)	(0.1)%
Less: Net income attributable to noncontrolling interest	10	0.0%	28	0.1%

Net loss attributable to TSR, Inc.	$(602)	(2.0)%	$(59)	(0.2)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Overall, revenue for the six months ended November 30, 2019 decreased $2,803,000 or 8.5% from the prior year period. Revenue for IT consultants for the current period decreased by 6.7%, primarily due to lower average billing rates from a shift in business mix with less placements for high end skills. Revenue for administrative (non-IT workers) decreased by 20.2%, primarily due to reduced opportunities for placements with a large customer due to the customer’s plan to reduce its expenses. The overall average number of consultants on billing with customers decreased from 398 for the six months ended November 30, 2018 to 377 for the six months ended November 30, 2019, while the average number of computer programming consultants decreased from 337 in the period ended November 30, 2018 to 323 in the period ended November 30, 2019. The 377 consultants on billing for the current period include an equivalent 54 administrative (non-IT) workers that the Company placed at the customers’ requests as compared to 61 in the prior year period.

Cost of Sales

Cost of sales for the six months ended November 30, 2019 decreased $2,173,000 or 7.9% to $25,455,000 from $27,628,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in the average rates paid to consultants on billing and from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue increased from 83.8% in the six months ended November 30, 2018 to 84.3% in the six months ended November 30, 2019. The percentage decrease in cost of sales for the current period as compared to the prior year period (7.9% decrease) was lower than the percentage decrease in revenue for the current period as compared to the prior year period (8.5% decrease), causing a reduction in gross margins. Customer demands for discounts and aggressive pricing combined with a competitive market environment have continued to apply downward pressures on gross margins, causing an increase in cost of sales as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $172,000 or 3.2% from approximately $5,403,000 in the six months ended November 30, 2018 to $5,575,000 in the six months ended November 30, 2019. The increase in these expenses primarily resulted from a significant increase in amounts paid for legal and advisory services of $373,000. The legal and advisory expenses increased in connection with various stockholder lawsuits and the contested proxy solicitation relating to our annual meeting that was originally scheduled to be held on November 28, 2018, but which was postponed in order to provide the Company with

TSR, INC. AND SUBSIDIARIES

additional time to review and respond to certain stockholder proposals, and due to the uncertainty caused by certain stockholder litigations against the Company and current and former members of its Board of Directors that were commenced prior to the original date for the annual meeting. The annual meeting was held on October 22, 2019 after initially being rescheduled for September 13, 2019. Certain of these litigations have been settled and the legal expenses are expected to decrease going forward. Selling, general and administrative expenses, as a percentage of revenue, increased from 16.3% in the six months ended November 30, 2018 to 18.5% in the six months ended November 30, 2019.

Other Income

Other income for the six months ended November 30, 2019 resulted primarily from interest and dividend income of $8,000 and a mark to market gain of $11,000 on the Company’s equity securities. Other income for the six months ended November 30, 2018 resulted primarily from interest and dividend income of $10,000 and a mark to market loss of $5,000 on the Company’s equity securities.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the six months ended November 30, 2019 and 2018 reflects the Company’s estimated effective tax rate for the years ending May 31, 2020 and 2019, respectively. These rates were a benefit of 28.8% for the six months ended November 30, 2019 and a benefit of 27.9% for the six months ended November 30, 2018.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. increased from a net loss of $59,000 in the six months ended November 30, 2018 to a net loss of $602,000 in the six months ended November 30, 2019. This increase in net loss was primarily attributable to the increase in legal and advisory expenses and a decrease in revenue.

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents, certificates of deposit and marketable securities, cash flow provided by operations and the Company’s line of credit will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months from the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured a line of credit to increase its liquidity (see Note 11 to the Condensed Consolidated Financial Statements).

At November 30, 2019, the Company had working capital (total current assets in excess of total current liabilities) of $5,125,000 including cash and cash equivalents and certificates of deposit and marketable securities of $2,988,000 as compared to working capital of $6,225,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,222,000 at May 31, 2019.

For the six months ended November 30, 2019, net cash used in operating activities was $1,234,000 compared to net cash used in operating activities of $726,000 for the six months ended November 30, 2018. The cash used in operating activities in the six months ended November 30, 2019 resulted primarily from the consolidated net loss of $592,000, a decrease in accounts payable and other payables and accrued expenses of $633,000 and an increase in deferred income taxes of $252,000, which were offset, to an extent, by a decrease in accounts receivable of $376,000. The cash used in operating activities in the six months ended November 30, 2018 resulted primarily from an increase in accounts receivable of $743,000.

Net cash provided by investing activities of $247,000 for the six months ended November 30, 2019 primarily resulted from not reinvesting a certificate of deposit that matured during that period. There was no net cash provided by or used in investing activities for the six months ended November 30, 2018.

In the six months ended November 30, 2019, net cash used in financing activities resulted from distributions to the noncontrolling interest of $11,000. In the six months ended November 30, 2018, net cash used in financing activities resulted from distributions to the noncontrolling interest of $48,000.

The Company’s capital resource commitments at November 30, 2019 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from cash flows provided by operations, available cash and short-term marketable securities, supplemented by the line of credit which the Company has obtained, as described above.

TSR, INC. AND SUBSIDIARIES

Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Except for the adoption of ASU No. 2016-02, Leases, as of June 1, 2019, disclosed in Note 9 to the Condensed Consolidated Financial Statements, there have been no changes in the Company’s significant accounting policies as of November 30, 2019.

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

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Christopher Hughes pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.

(Registrant)

Date:	January 13, 2020	/s/ Christopher Hughes
Christopher Hughes, Chief Executive Officer, President,
Treasurer and Principal Executive Officer

Date:	January 13, 2020	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President and Principal Accounting Officer