Form 10-Q
period 2020-02-29
TSR INC
filed 2020-04-13
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2020

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

As of March 31, 2020, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I.	Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2020	May 31, 2019
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,473,282	$3,694,989
Certificates of deposit and marketable securities	44,416	527,232
Accounts receivable, net of allowance for doubtful accounts of $181,000	6,817,940	7,443,581
Other receivables	8,877	5,321
Prepaid expenses	254,911	118,482
Prepaid and recoverable income taxes	-	52,385
Total Current Assets	10,599,426	11,841,990
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $273,444 and $268,886	13,433	6,502
Other assets	49,653	49,653
Right-of-use asset	431,054	-
Deferred income taxes	1,249,000	636,000
Total Assets	$12,342,566	$12,534,145

LIABILITIES AND EQUITY
Current Liabilities:
Accounts and other payables	$406,333	$574,540
Accrued expenses and other current liabilities	3,159,667	3,852,568
Advances from customers	1,229,035	1,190,014
Revolving line of credit	940,304	-
Operating lease liability - current	206,380	-
Total Current Liabilities	5,941,719	5,617,122
Legal settlement payable	818,000	-
Operating lease liability, net of current portion	228,192	-
Total Liabilities	6,987,911	5,617,122

Commitments and contingencies
Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 and 0 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	13,721,620	15,268,224
	18,855,630	20,402,234
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	5,341,627	6,888,231
Noncontrolling interest	13,028	28,792
Total Equity	5,354,655	6,917,023
Total Liabilities and Equity	$12,342,566	$12,534,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Nine Months Ended February 29, 2020 and February 28, 2019

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Revenue, net	$14,144,569	$14,782,706	$44,325,000	$47,765,983

Cost of sales	12,124,514	12,651,580	37,579,651	40,280,006
Selling, general and administrative expenses	3,270,723	3,046,720	8,845,716	8,449,495
	15,395,237	15,698,300	46,425,367	48,729,501
Loss from operations	(1,250,668)	(915,594)	(2,100,367)	(963,518)

Other income (expense):
Interest income and expense, net	(41,301)	5,096	(33,394)	14,671
Loss on sale of fixed asset	-	(2,882)	-	(2,882)
Unrealized gain (loss) on marketable securities, net	(2,024)	2,920	9,184	(1,792)

Loss before income taxes	(1,293,993)	(910,460)	(2,124,577)	(953,521)
Benefit from income taxes	(352,000)	(235,000)	(591,000)	(247,000)

Consolidated net loss	(941,993)	(675,460)	(1,533,577)	(706,521)
Less: Net income attributable to noncontrolling interest	3,109	774	13,027	28,659

Net loss attributable to TSR, Inc.	$(945,102)	$(676,234)	$(1,546,604)	$(735,180)
Basic and diluted net loss per TSR, Inc. common share	$(0.48)	$(0.34)	$(0.79)	$(0.37)
Basic and diluted weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months and Nine Months Ended February 29, 2020 and February 28, 2019

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	18,241	18,241

Distribution to noncontrolling interest	-	-	-	-	-	-	(43,700)	(43,700)

Net income attributable to TSR, Inc.	-	-	-	37,795	-	37,795	-	37,795-

Balance at August 31, 2018	3,114,163	$31,142	$5,102,868	$16,642,014	$(13,514,003)	$8,262,021	$19,093	$8,281,114

Net income attributable to noncontrolling interest	-	-	-	-	-	-	9,644	9,644

Distribution to noncontrolling interest	-	-	-	-	-	-	(4,500)	(4,500)

Net loss attributable to TSR, Inc.	-	-	-	(96,741)	-	(96,741)	-	(96,741)

Balance at November 30, 2018	3,114,163	$31,142	$5,102,868	$16,545,273	$(13,514,003)	$8,165,280	$24,237	$8,189,517

Net income attributable to noncontrolling interest	-	-	-	-	-	-	774	774

Distribution to noncontrolling interest	-	-	-	-	-	-	(4,500)	(4,500)

Net loss attributable to TSR, Inc.	-	-	-	(676,234)	-	(676,234)	-	(676,234)

Balance at February 28, 2019	3,114,163	$31,142	$5,102,868	$15,869,039	$(13,514,003)	$7,489,046	$20,511	$7,509,557

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months and Nine Months Ended February 29, 2020 and February 28, 2019 (continued)

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2019	3,114,163	$31,142	$5,102,868	$15,268,224	$(13,514,003)	$6,888,231	$28,792	$6,917,023

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,672	3,672

Net loss attributable to TSR, Inc.	-	-	-	(663,014)	-	(663,014)	-	(663,014)

Balance at August 31, 2019	3,114,163	$31,142	$5,102,868	$14,605,210	$(13,514,003)	$6,225,217	$32,464	$6,257,681

Net income attributable to noncontrolling interest	-	-	-	-	-	-	6,246	6,246

Distribution to noncontrolling interest	-	-	-	-	-	-	(11,000)	(11,000)

Net income attributable to TSR, Inc.	-	-	-	61,512	-	61,512	-	61,512

Balance at November 30, 2019	3,114,163	$31,142	$5,102,868	$14,666,722	$(13,514,003)	$6,286,729	$27,710	$6,314,439

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,109	3,109

Distribution to noncontrolling interest	-	-	-	-	-	-	(17,791)	(17,791)

Net loss attributable to TSR, Inc.	-	-	-	(945,102)	-	(945,102)	-	(945,102)

Balance at February 29, 2020	3,114,163	$31,142	$5,102,868	$13,721,620	$(13,514,003)	$5,341,627	$13,028	$5,354,655

Note- The Company has issued 3,114,163 of common stock and has acquired 1,152,101 treasury shares, resulting in 1,962,062 shares outstanding at February 29, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 29, 2020 and February 28, 2019

(UNAUDITED)

	Nine Months Ended
	February 29,	February 28,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(1,533,577)	$(706,521)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	4,558	9,288
Unrealized (gain) loss on marketable securities, net	(9,184)	1,792
Loss on sale of fixed asset	-	2,882
Deferred income taxes	(613,000)	(260,000)
Non-cash lease expense	3,518	-

Changes in operating assets and liabilities:
Accounts receivable	625,641	275,390
Other receivables	(3,556)	(2,334)
Prepaid expenses	(136,429)	(67,974)
Prepaid and recoverable income taxes	52,385	(19,605)
Accounts and other payables and accrued expenses and other current liabilities	(861,108)	(415,629)
Advances from customers	39,021	16,373
Legal settlement payable	818,000	-
Net used in operating activities	(1,613,731)	(1,166,338)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	492,000	740,000
Purchases of marketable securities	-	(739,000)
Proceeds from sale of fixed asset	-	10,000
Purchases of equipment and leasehold improvements	(11,489)	(3,244)
Net cash provided by investing activities	480,511	7,756

Cash flows from financing activities:
Net drawings on line of credit	940,304	-
Distribution to noncontrolling interest	(28,791)	(52,700)

Net cash provided by (used in) financing activities	911,513	(52,700)

Net decrease in cash and cash equivalents	(221,707)	(1,211,282)
Cash and cash equivalents at beginning of period	3,694,989	5,323,437
Cash and cash equivalents at end of period	$3,473,282	$4,112,155

Supplemental disclosures of cash flow data:
Income taxes paid	$18,000	$37,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2019, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 29, 2020 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2020. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019.

2.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 29, 2020 and May 31, 2019:

	February 29, 2020	May 31, 2019
Cash in banks	$3,171,564	$3,072,218
Money market funds	301,718	622,771
	$3,473,282	$3,694,989

4.	Revenue Recognition

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

February 29, 2020

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of February 29, 2020 and May 31, 2019 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 29, 2020	Level 1	Level 2	Level 3	Total
Equity Securities	$44,416	$-	$-	$44,416
	$44,416	$-	$-	$44,416

May 31, 2019	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	35,232	-	-	35,232
	$35,232	$492,000	$-	$527,232

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at February 29, 2020 and May 31, 2019 are summarized as follows:

February 29, 2020	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Equity Securities	$16,866	$27,550	$-	$44,416
	$16,866	$27,550	$-	$44,416

May 31, 2019	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Current
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	18,366	-	35,232
	$508,866	$18,366	$-	$527,232

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

February 29, 2020

(Unaudited)

6.	Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities, revolving line of credit and advances from customers, the amounts presented in the condensed consolidated financial statements approximate fair value because of the short-term maturities of these instruments.

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

February 29, 2020

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

February 29, 2020

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

February 29, 2020

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

February 29, 2020

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

February 29, 2020

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

Concurrently with the Settlement Agreement, the parties entered into a share repurchase agreement (the “Repurchase Agreement”) which provided for the purchase by the Company and Christopher Hughes, the Company’s former President and Chief Executive Officer, of the shares of the Company’s Common Stock held by the Investor Parties (the “Repurchase”). The Settlement Agreement also contemplated that, if the Repurchase was completed, the Company would make a settlement payment to the Investor Parties at the closing of the Repurchase in an amount of approximately $1,500,000 (the “Settlement Payment”). However, the Repurchase and Settlement Payment were not completed by the deadline of December 30, 2019.

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

February 29, 2020

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

During the quarter ending February 29, 2020, the Company negotiated a settlement with the Company’s largest shareholder to reimburse it for legal expenses of $900,000 (net present value of $818,000), subject to final documentation. (See Note 13)

On October 21, 2019, the Company entered into a Memorandum of Understanding (the “MOU”) with Susan Paskowitz providing for the settlement of the Stockholder Litigation filed by Ms. Paskowitz on October 11, 2018. The MOU provides for the settlement of the claims by Ms. Paskowitz that (1) the members of the Board named in the original complaint allegedly breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock to the Investor Parties; (2) the members of the Board named in the amended complaint allegedly breached their fiduciary duties and failed to adopt proper corporate governance practices; and (3) the Investor Parties acted as “partners” and constituted a “group” in their purchase of shares from Joseph F. Hughes and Winifred M. Hughes and knowingly disseminated false or misleading public statements concerning their status as a group.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

Inasmuch as the Company did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the members of the Board of Directors (other than the two directors who were elected as directors at the 2018 Annual Meeting) resigned from the Board effective at 5:00 p.m. Eastern Time on December 30, 2019. Immediately thereafter, the two remaining directors, Bradley M. Tirpak and H. Timothy Eriksen, appointed Robert Fitzgerald as a new director. Each of Mr. Tirpak, Mr. Eriksen and Mr. Fitzgerald qualifies as an “independent director” under the NASDAQ Stock Market Rules. These three individuals were also appointed to the Audit Committee, Nominating Committee, Compensation Committee and Special Committee. The Board appointed Mr. Tirpak as Chairman of the Board to succeed Christopher Hughes. Mr. Hughes continued to serve as the Chief Executive Officer, President and Treasurer of the Company until January 17, 2020. Additionally, the Board appointed Mr. Eriksen as Lead Independent Director, Chairman of the Audit Committee and Chairman of the Nominating Committee. The Board also appointed Mr. Fitzgerald as the Chairman of the Compensation Committee and Chairman of the Special Committee.

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

The Company leases the space for its three offices. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating leases are in right-of-use assets and operating lease liabilities in our consolidated condensed balance sheets.

The Company’s leases for its three offices are classified as operating leases.

The lease agreements expire on December 31, 2020, February 28, 2021 and August 31, 2022, respectively, and do not include any renewal options.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months and nine months ended February 29, 2020, the Company’s operating lease expense for these leases was $98,000 and $294,000, respectively.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

Future minimum lease payments under non-cancellable operating leases as of February 29, 2020 were as follows:

(note: payments related to the lease expiring February 28, 2021 are not included below because it is a one year lease)

Twelve Months Ended February 28,
2021	$229,867
2022	160,120
2023	80,990
Total undiscounted operating lease payments	470,977
Less imputed interest	36,405
Present value of operating lease payments	$434,572

The following table sets forth the right-of-use assets and operating lease liabilities as of February 29, 2020:

Assets
Right-of-use assets	$431,054
Liabilities
Current operating lease liabilities	$206,380
Long-term operating lease liabilities	228,192
Total operating lease liabilities	$434,572

The weighted average remaining lease term for the Company’s operating leases is 1.8 years.

11.	Line of Credit

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of February 29, 2020 was 4.75%, indicating a rate of 6.5% on the line of credit. The initial term of the Credit Facility is 5 years, which shall automatically renew for successive 5-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. There were no financial covenants applicable for the period ended February 29, 2020.

As of February 29, 2020, the net borrowings outstanding against this line of credit facility were $904,304. The amount the Company has borrowed fluctuates and, at times, has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

12.	Subsequent Event - Termination of Former CEO

The Company terminated Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), effective February 29, 2020 for “Cause” as defined in Section 6(a) of his Amended and Restated Employment Agreement (the “Employment Agreement”), dated August 9, 2018 and on March 2, 2020, the Company received a letter from Mr. Hughes, providing notice of his intent to resign for “Good Reason” as defined in Section 7(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Enhanced Severance Amount” under the Employment Agreement. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff alleges that he was terminated without cause or in the alternative, that he resigned for good reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Plaintiff. Plaintiff seeks contractual severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety.

13.	Subsequent Event - Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which they agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. The Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to limit the payments so that the debt covenants with the Company’s Lender are not breached. The parties intend to enter into definitive documents for the settlement. However, the binding Term Sheet shall remain in full force and effect until such time as the definitive documents are executed by the parties or until the Term Sheet is terminated by mutual consent of the parties. The Company has accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020.

14.	Subsequent Event – COVID-19

The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closing of a various businesses. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings. Therefore, the Company expects this matter to negatively impact its operating results in future periods. However, the related financial impact and duration cannot be reasonably estimated at this time.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the statements concerning the success of the Company’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business, which includes, but is not limited to, the current adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders, which may significantly reduce client spending and which may have a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Company is a party; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended February 29, 2020 compared with three months ended February 28, 2019

	(Dollar amounts in thousands) Three Months Ended
	February 29, 2020		February 28, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$14,145	100.0%	$14,783	100.0%
Cost of sales	12,125	85.7%	12,652	85.6%
Gross profit	2,020	14.3%	2,131	14.4%
Selling, general and administrative expenses	3,271	23.1%	3,047	20.6%
Loss from operations	(1,251)	(8.8)%	(916)	(6.2)%
Other income (expense), net	(43)	(0.3)%	6	0.0%
Loss before income taxes	(1,294)	(9.1)%	(910)	(6.2)%
Benefit from income taxes	(352)	(2.4)%	(235)	(1.6)%
Consolidated net loss	(942)	(6.7)%	(675)	(4.6)%
Less: Net income attributable to noncontrolling interest	3	0.0%	1	0.0%

Net loss attributable to TSR, Inc.	$(945)	(6.7)%	$(676)	(4.6)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Overall, revenue for the quarter ended February 29, 2020 decreased $638,000 or 4.3% from the prior year quarter. Revenue for IT consultants for the current quarter decreased by 6.8%, primarily due to the reduction of the number of consultants on billing with customers and due to lower average billing rates from a shift in business mix with less placements for high end skills. Revenue for administrative (non-IT workers) increased by 11.9%, primarily due to additional opportunities for placements with a large customer due to the customer’s plan to reduce its expenses in the prior year period. The overall average number of consultants on billing with customers decreased from 397 for the quarter ended February 28, 2019 to 361 for the quarter ended February 29, 2020, while the average number of computer programming consultants decreased from 340 in the quarter ended February 28, 2019 to 300 in the quarter ended February 29, 2020. The 361 consultants on billing for the current quarter include an equivalent 61 administrative (non-IT) workers that the Company placed at the customers’ requests as compared to 57 in the prior year quarter.

Cost of Sales

Cost of sales for the quarter ended February 29, 2020 decreased $527,000 or 4.2% to $12,125,000 from $12,652,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers and from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue increased from 85.6% in the quarter ended February 28, 2019 to 85.7% in the quarter ended February 29, 2020. The percentage decrease in cost of sales for the current quarter as compared to the prior year quarter (4.2% decrease) was lower than the percentage decrease in revenue for the current quarter as compared to the prior year quarter (4.3% decrease), causing a reduction in gross margins. Customer demands for discounts and aggressive pricing combined with a competitive market environment have continued to apply downward pressures on gross margins, causing an increase in cost of sales as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $224,000 or 7.3% from approximately $3,047,000 in the quarter ended February 28, 2019 to $3,271,000 in the quarter ended February 29, 2020. The increase in these expenses primarily resulted from a settlement with an investor of $818,000 (net present value) to offset legal expenses incurred in its solicitations in connection with the annual meeting of stockholders and in connection with litigation between the investor and the Company. The amount of the settlement was offset, to an extent, by a significant decrease in amounts paid for legal and advisory services of $625,000. The legal and advisory expenses decreased in connection with the settlement, at the end of August 2019, of various lawsuits and the proxy contest relating to our annual meeting that was held on October 22, 2019 after initially being rescheduled for September 13, 2019. Selling, general and administrative expenses, as a percentage of revenue, increased from 20.6% in the quarter ended February 28, 2019 to 23.1% in the quarter ended February 29, 2020.

Other Income (Expense)

Other expense for the quarter ended February 29, 2020 resulted primarily from interest expense on the Company’s line of credit of $38,000 and a mark-to-market loss of $2,000 on the Company’s equity securities. Other income for the quarter ended February 28, 2019 resulted primarily from interest and dividend income of $5,000 and a mark-to-market gain of $3,000 on the Company’s equity securities, offset by a loss of $3,000 from the sale of a fixed asset.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the quarters ended February 29, 2020 and February 28, 2019 reflects the Company’s estimated effective tax rate for the years ending May 31, 2020 and 2019, respectively. These rates resulted in a benefit of 27.2% for the quarter ended February 29, 2020 and a benefit of 25.8% for the quarter ended February 28, 2019.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was $945,000 in the quarter ended February 29, 2020 compared to a loss of $676,000 in the quarter ended February 28, 2019. The increase in net loss was primarily attributable to an increase in selling, general and administrative expenses due to the settlement described above. The loss also increased due to a decrease in revenue and gross profit percentage.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 29, 2020 compared with nine months ended February 28, 2019

	(Dollar amounts in thousands) Nine Months Ended
	February 29, 2020		February 28, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$44,325	100.0%	$47,766	100.0%
Cost of sales	37,580	84.8%	40,280	84.3%
Gross profit	6,745	15.2%	7,486	15.7%
Selling, general and administrative expenses	8,846	20.0%	8,449	17.7%
Loss from operations	(2,101)	(4.8)%	(963)	(2.0)%
Other income (expense), net	(24)	0.0%	10	0.0%
Loss before income taxes	(2,125)	(4.8)%	(953)	(2.0)%
Benefit from income taxes	(591)	1.3%	(247)	(0.5)%
Consolidated net loss	(1,534)	(3.5)%	(706)	(1.5)%
Less: Net income attributable to noncontrolling interest	13	0.0%	29	0.0%

Net loss attributable to TSR, Inc.	$(1,547)	(3.5)%	$(735)	(1.5)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Overall, revenue for the nine months ended February 29, 2020 decreased $3,441,000 or 7.2% from the prior year period. Revenue for IT consultants for the current period decreased by 6.5%, primarily due to the reduction of the number of consultants on billing with customers and due to lower average billing rates from a shift in business mix with less placements for high end skills. Revenue for administrative (non-IT workers) decreased by 10.7%, primarily due to reduced opportunities for placements with a large customer due to the customer’s plan to reduce its expenses. The overall average number of consultants on billing with customers decreased from 398 for the nine months ended February 28, 2019 to 371 for the nine months ended February 29, 2020, while the average number of computer programming consultants decreased from 338 in the period ended February 28, 2019 to 315 in the period ended February 29, 2020. The 371 consultants on billing for the current period include an equivalent 56 administrative (non-IT) workers that the Company placed at the customers’ requests as compared to 60 in the prior year period.

Cost of Sales

Cost of sales for the nine months ended February 29, 2020 decreased $2,700,000 or 6.7% to $37,580,000 from $40,280,000 in the prior year period. The decrease in cost of sales resulted from a decrease in consultants placed with customers and from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue increased from 84.3% in the nine months ended February 28, 2019 to 84.8% in the nine months ended February 29, 2020. The percentage decrease in cost of sales for the current period as compared to the prior year period (6.7% decrease) was lower than the percentage decrease in revenue for the current period as compared to the prior year period (7.2% decrease), causing a reduction in gross margins. Customer demands for discounts and aggressive pricing combined with a competitive market environment have continued to apply downward pressures on gross margins, causing an increase in cost of sales as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $397,000 or 4.7% from approximately $8,449,000 in the nine months ended February 28, 2019 to $8,846,000 in the nine months ended February 29, 2020. The increase in these expenses primarily resulted from a settlement with an investor of $818,000 (net present value) to offset legal expenses incurred in its solicitations in connection with the annual meeting of stockholders and in connection with litigation between the investor and the Company. The amount of the settlement was offset, to an extent, by a decrease in amounts paid for legal and advisory services of $252,000 to $1,399,000 in the nine months ended February 29, 2020 from $1,651,000 in the nine months ended February 28, 2019. The legal and advisory expenses decreased in connection with the settlement, at the end of August 2019, of various lawsuits and the proxy contest relating to our annual meeting that was held on October 22, 2019 after initially being rescheduled for September 13, 2019. Selling, general and administrative expenses, as a percentage of revenue, increased from 17.7% in the nine months ended February 28, 2019 to 20.0% in the nine months ended February 29, 2020.

TSR, INC. AND SUBSIDIARIES

Other Income (Expense)

Other expense for the nine months ended February 29, 2020 resulted primarily from interest expense on the Company’s line of credit of $38,000, interest and dividend income of $5,000 and a mark-to-market gain of $9,000 on the Company’s equity securities. Other income for the nine months ended February 28, 2019 resulted primarily from interest and dividend income of $15,000 offset by a mark-to-market loss of $2,000 on the Company’s equity securities and a loss of $3,000 from the sale of a fixed asset.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the nine months ended February 29, 2020 and February 28, 2019 reflects the Company’s estimated effective tax rate for the years ending May 31, 2020 and 2019, respectively. These rates were a benefit of 27.8% for the nine months ended February 29, 2020 and a benefit of 25.9% for the nine months ended February 28, 2019.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. increased from a net loss of $735,000 in the nine months ended February 28, 2019 to a net loss of $1,547,000 in the nine months ended February 29, 2020. This increase in net loss was primarily attributable to a decrease in revenue and gross profit percentage and to an increase in selling, general and administrative expenses due to the settlement described above.

Liquidity and Capital Resources

The Company expects that its cash and cash equivalents and the Company’s line of credit will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for at least the next 12 months from the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured a line of credit to increase its liquidity (see Note 11 to the Condensed Consolidated Financial Statements).

At February 29, 2020, the Company had working capital (total current assets in excess of total current liabilities) of $4,658,000 including cash and cash equivalents and certificates of deposit and marketable securities of $3,518,000 as compared to working capital of $6,225,000, including cash and cash equivalents and certificates of deposit and marketable securities of $4,222,000 at May 31, 2019.

For the nine months ended February 29, 2020, net cash used in operating activities was $1,614,000 compared to net cash used in operating activities of $1,166,000 for the nine months ended February 28, 2019. The cash used in operating activities in the nine months ended February 29, 2020 resulted primarily from the consolidated net loss of $1,534,000, a decrease in accounts payable and other payables and accrued expenses of $861,000 and an increase in deferred income taxes of $390,000, which were offset, to an extent, by the accrual of the legal settlement of $818,000 and a decrease in accounts receivable of $625,000. The cash used in operating activities in the nine months ended February 28, 2019 resulted primarily from the consolidated net loss of $707,000 and from a decrease in accounts and other payables and accrued expenses of $416,000.

Net cash provided by investing activities of $481,000 for the nine months ended February 29, 2020 primarily resulted from not reinvesting certificates of deposit that matured during the period. Net cash provided by investing activities for the nine months ended February 28, 2019 resulted primarily from the proceeds from the sale of a fixed asset of $10,000 less the purchase of fixed assets of $3,000.

In the nine months ended February 29, 2020, net cash provided by financing activities primarily resulted from the net drawings under the Company’s line of credit of $940,000 offset, to an extent, by the payment of distributions to the noncontrolling interest of $29,000. In the nine months ended February 28, 2019, net cash used in financing activities resulted from the payment of distributions to the noncontrolling interest of $53,000.

The Company’s capital resource commitments at February 29, 2020 consisted of lease obligations on its branch and corporate facilities. The Company intends to finance these lease commitments from available cash and the line of credit which the Company has obtained, as described above.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Except for the adoption of ASU No. 2016-02, Leases, as of June 1, 2019, disclosed in Note 9 to the Condensed Consolidated Financial Statements, there have been no changes in the Company’s significant accounting policies as of February 29, 2020.

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

Part II. Other Information

Item 1. Legal Proceedings

Christopher Hughes v. TSR, Inc., Docket No. 651753-2020 (NY Supr. Ct, New York County)

Christopher Hughes, the former Chief Executive Officer of the Company (“Plaintiff”), filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff alleges that he was terminated without cause or in the alternative, that he resigned for reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Plaintiff. Plaintiff seeks contractual severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety.

Item 1A. Risk Factors

The Company is currently subject to ongoing litigation

The Company is currently subject to a litigation involving the Company’s former Chief Executive Officer, as discussed in the “Legal Proceedings” section. In connection with this litigation, the Company may enter into a settlement of claims for significant monetary damages. The Company may also be subject to a judgement for significant monetary damages. Defending against the current litigation may be time-consuming, expensive and cause diversion of management’s attention.

With respect to any litigation, the Company’s insurance may not reimburse it or may not be sufficient to reimburse it for the self-insured retention that the Company is required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation may adversely impact the Company’s business, operating results or financial condition.

TSR, INC. AND SUBSIDIARIES

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. While the COVID-19 outbreak may still be in relatively early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel experienced since the beginning of January, large declines in oil prices and the significant decline in the Dow Industrial Average at the end of February and beginning of March 2020 was largely attributed to the effects of COVID-19. If COVID-19 progresses in ways that disrupts our customers’ demand for computer programing services or staffing needs or otherwise disrupts our operations, such disruption may materially negatively affect our operating results for 2020 and possible subsequent periods. Majority of our workforce and customer base is located in New Jersey and New York and typically works on-site at client locations. However, on March 20, 2020 New York Governor Cuomo signed the New York State on PAUSE executive order, which includes a new directive that all non-essential businesses statewide close in-office personnel functions effective March 22 to mitigate the impact of the COVID-19 pandemic and we determined that the Company is a non-essential business. In response to these public health directives and orders, we have implemented work-from-home policies for certain employees. The effects of the executive order, the stay at home orders and our work-from-home policies may negatively impact productivity, disrupt our business and impact our ability to service our clients and our clients need for our services, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact us and vendors and customers business operations. Additionally, if the spread of COVID-19 limits our ability to make workers available either because they are ill or due to work from home orders, this likely would negatively affect, and may materially negatively affect, our operating results, cash flow and business.

On March 18, 2020, President Trump signed a bipartisan bill, the “Families First Coronavirus Response Act,” (“FFCRA”) aimed at addressing the COVID-19 pandemic. The FFCRA’s effective date has been set for April 2, 2020. The FFCRA is a comprehensive emergency measure expanding nutrition and food assistance, unemployment insurance benefits, and protections for workers exposed to risks of COVID-19. Particular provisions of the FFCRA that could materially affect our operations include the a temporary, emergency expansion to the federal Family and Medical Leave Act (FMLA) and a temporary establishment of a federal paid sick leave program in response to COVID-19. Such provisions may create obligations for the Company to provide its employees with paid sick leave beyond what the Company has historically provided. Additional expenditures related to these paid sick leave obligations may materially negatively affect our operating results for 2020 and possible subsequent periods. However, we expect that some of these potential payment obligations may be offset by separate provisions of the FFCRA creating a temporary payroll tax credit for paid sick leave and paid family leave or other federal stimulus legislation, including the America CARES Act, which was signed into law on March 27, 2020.

Any resulting financial impact cannot be reasonably estimated at this time. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken globally to contain the COVID-19 pandemic or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

Item 4. Exhibits

(a)	Exhibit 31.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

TSR, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date:	April 13, 2020	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President,
Treasurer and Principal Executive Officer

Date:	April 13, 2020	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President and Principal Accounting Officer