Form 10-K
period 2020-05-31
TSR INC
filed 2020-08-18
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer
☒ Smaller Reporting Company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $3.20 at November 30, 2019 was $3,169,000.

The number of shares of the Registrant’s common stock outstanding as of July 31, 2020 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2020 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2020

Page i

PART I

Item 1. Business

General

TSR, Inc. (the “Company”) is primarily engaged in the business of providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2020, the Company provided IT staffing services to 56 customers. Also, beginning in the year ended May 31, 2017, the Company has provided and continues to provide contract administrative (non-IT) workers to two of its significant IT customers.

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

The Company provides technical employees for projects, which usually range from three months to one year. Generally, customers may terminate projects at any time. Staffing services are typically provided at the client’s facility and are billed primarily on an hourly basis based on the actual hours worked by technical personnel provided by the Company and with reimbursement for out-of-pocket expenses. The Company pays its technical personnel on a semi-monthly basis and invoices its customers, not less frequently than monthly.

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

OPERATIONS

The Company provides contract computer programming services primarily in the New York metropolitan area, New England, and the Mid-Atlantic region, although there are also customer locations around the country where the Company places contractors. The Company provides its services principally through offices located in New York, New York, Edison, New Jersey and Long Island, New York. The Company does not currently intend to open additional offices. Competition from larger competitors for recruiters has created more turnover than expected and increased the cost of retaining recruiters, making it more difficult to increase the number of technical recruiters on staff. As of May 31, 2020, the Company employed 20 persons who are responsible for recruiting technical personnel, 4 persons responsible for recruiting non-technical personnel and 9 persons who are account executives. As of May 31, 2019, the Company had employed 19 technical recruiters, 3 non-technical recruiters and 11 account executives.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 56 customers during the year ended May 31, 2020 (“fiscal 2020”) as compared to 54 in the year ended May 31, 2019 (“fiscal 2019”). The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In the year ended May 31, 2020, the Company had three customers which each provided more than 10% of consolidated revenues: Consolidated Edison (21.2%), Citigroup (20.3%), and AgileOne (11.8%). AgileOne provides vendor management services under an arrangement where the Company enters into a subcontract with AgileOne and AgileOne directly contracts with three end customers. The AgileOne end customers for which the Company provides services include Bristol Myers Squibb, which alone constituted 11.1% of the Company’s consolidated revenue for the year ended May 31, 2020. Additionally, the Company’s top ten customers (including end customers of vendor management companies) accounted for 83% of consolidated revenue in fiscal 2020 and 77% in fiscal 2019. While continuing its efforts to further expand its client base, including strategically targeted middle market accounts, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 28% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins. These banks are no longer willing to pay the premium prices which they had previously paid for certain high end skills.

Many of the Company’s major customers, totaling over 30% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. This process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. These changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs low for the end client and receives a processing fee which is deducted from the payment to the Company.

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

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company primarily recruits technical personnel by posting jobs on the Internet and, on occasion, by publishing advertisements in local newspapers and attending job fairs. The Company devotes significant resources to recruiting technical personnel, maintaining 20 technical recruiters based in the U.S. and contracting with an India-based company for 4 recruiters in India. Additionally, the Company maintains 4 non-technical recruiters and contracts for 5 recruiters in India to assist in locating administrative (non-IT) workers. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2020, the Company employed 338 people including its 2 executive officers. Of such employees, 9 were engaged in sales, 20 were recruiters for technical personnel, 4 were recruiters for non-technical personnel, 292 were IT and administrative (non-IT) contractors, and 11 were engaged in corporate administrative and clerical functions. None of the Company’s employees belong to unions.

Item 1A. Risk Factors

Certain statements contained under this Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business”, including but not limited to statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from those projections in the forward-looking statements, which statements involve risks and uncertainties, including but not limited to the factors set forth below. These forward-looking statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. We undertake no obligation to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made except as required by law.

COVID-19 Pandemic

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19 have and may continue to have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 across the world has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. As the extent and duration of the COVID-19 outbreak is still unknown, international stock markets have experienced volatility reflecting the uncertainty associated with the slow-down in the global economy and the resulting governmental responses to the pandemic. If COVID-19 continues to progress in ways that disrupt our customers’ demand for computer programing services or staffing needs or otherwise continues to disrupt our operations, such disruptions may continue to negatively affect, and may in the future materially affect, our operating results. The majority of our workforce and customer base is located in New Jersey and New York and typically works on-site at client locations. However, on March 20, 2020 New York Governor Cuomo signed the New York State on PAUSE executive order, which includes a new directive that all non-essential businesses statewide close in-office personnel functions effective March 22 to mitigate the impact of the COVID-19 pandemic and we determined that the Company is a non-essential business. In response to these public health directives and orders, we have implemented and maintained work-from-home policies for certain employees. The effects of continued executive orders, stay at home orders and our work-from-home policies may negatively impact productivity, disrupt our business and impact our ability to service our clients and our clients need for our services, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Similar, and perhaps more severe, disruptions in our operations could negatively impact, and may materially negatively impact, our business, operating results and financial condition. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases could impact us and the business operations of our vendors and customers. Additionally, if the spread of COVID-19 limits our ability to make workers available either because they are ill or due to work-from-home orders, this likely would negatively affect, and may materially negatively affect, our operating results, cash flow and business.

The full financial impact of the pandemic cannot be reasonably estimated at this time. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken globally to contain the COVID-19 pandemic or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We continue to assess our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

Payroll Protection Program

On April 15, 2020, the Company received loan proceeds of $6,659,220 under the Paycheck Protection Program (“PPP”). The PPP was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support its ongoing operations. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Under the terms of the CARES Act, the use of the proceeds of the loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Following recent amendments to the PPP, after an eight- or twenty-four-week period starting with the disbursement of the respective loan proceeds, the Company may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, covered rent, and covered utility payments, in each case incurred during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Company’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of our loan eligible for forgiveness.

The U.S. Department of the Treasury ("Treasury") and the Small Business Administration (“SBA”) have announced that they will review all PPP loans that equal or exceed $2.0 million. Guidance from Treasury and SBA has changed several times and the SBA has updated their Frequently Asked Questions (“FAQs”) several times since the passage of the CARES Act. At the same time, the PPP has been amended twice with the latest series of amendments significantly altering the timeline associated with the PPP spending and loan forgiveness. Moreover, the lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. While the Company believes that it acted in good faith and has complied with all requirements of the PPP, if Treasury or SBA determined that the Company’s loan applications were not made in good faith or that the Company did not otherwise meet the eligibility requirements of the PPP, the Company may not receive forgiveness of the loan (in whole or in part) and could be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to return the loans or a portion thereof. Further, there is no guarantee that the Company will receive forgiveness for any amount, and forgiveness will be subject to the Company’s submission to its lender of information and documentation as required by SBA and the lender.

A failure to obtain forgiveness of the PPP loan may adversely impact our loan covenants. In the event that our PPP loan is not forgiven in whole or in part, the Company may need to seek an amendment to, or a waiver under, the Company’s debt agreements and/or refinance or restructure its outstanding debt. There can be no assurance that the Company could obtain such future amendments or waivers, or refinance or restructure its debt, in each case on commercially reasonably terms or at all. The Company’s failure to maintain compliance with debt covenants could result in an event of default, subject to applicable notice and cure provisions. In addition, the Company’s receipt of the PPP loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

Dependence Upon Key Personnel

Christopher Hughes, former Chairman of the Board, Chief Executive Officer, President and Treasurer, was terminated on February 29, 2020. The Board of Directors of the Company elected Thomas Salerno, formerly branch manager of the New Jersey office of TSR Consulting Services, Inc. to succeed Mr. Hughes as Chief Executive Officer, President and Treasurer. The Company is dependent on Thomas Salerno in his corporate positions and as President of TSR Consulting Services, Inc. The Company has an employment agreement with Mr. Salerno which expires July 10, 2021. The Company is also dependent on the minority owner of its Logixtech Solutions LLC subsidiary. The Company has an employment agreement with the minority owner which terminates on August 31, 2020. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company does not have employment contracts with the account executives. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

Litigation

The Company is currently subject to a litigation involving the Company’s former Chief Executive Officer, as discussed in the “Legal Proceedings” section. In connection with this litigation, the Company may enter into a settlement of claims for significant monetary damages. The Company may also be subject to a judgment for significant monetary damages. Defending against and/or prosecuting the current litigation may be time-consuming, expensive and cause diversion of management’s attention.

With respect to any litigation, the Company’s insurance may not reimburse it or may not be sufficient to reimburse it for the self-insured retention that the Company is required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation. Such event may adversely impact the Company’s business, operating results or financial condition.

Dependence on Significant Customers

In the fiscal year ended May 31, 2020, the Company’s three largest customers, Consolidated Edison, Citigroup and AgileOne, accounted for 21.2%, 20.3%, and 11.8% of the Company’s consolidated revenue, respectively. Any disruptions in our relationships with our significant customers may have a materially adverse impact on our financial condition and results of operations. AgileOne is a vendor management company through which the Company provides services to three end customers, of which Bristol Myers Squibb is the most significant, representing 11.1% of the Company’s consolidated revenue for fiscal 2020. In total, the Company derives over 30% of its revenue from accounts with vendor management companies. The Company’s 10 largest customers provided 83% of consolidated revenue in fiscal 2020. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. For example, one of the Company’s 10 largest customers has significantly reduced their use of the Company’s services during the COVID-19 pandemic. Approximately 28% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. These banks are no longer willing to pay the premium prices which they had previously paid for certain high end skills. See “Rapidly Changing Industry” below.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

The accounts receivable balances associated with the Company’s largest customers were $3,747,000 for three customers at May 31, 2020 and $3,657,000 for three customers at May 31, 2019. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection or otherwise sought to modify payment terms, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

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

Vendor Management Companies

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and in excess of 30% of the Company’s revenue is derived through vendor management companies. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business with its existing customers. It also reduces the Company’s profit margins.

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

Effect of Current Economic Uncertainties and Limited Growth in Company’s Business

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. Therefore, any significant economic downturn could have a material adverse effect on the Company’s results of operations. The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closing of various businesses. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings and the ongoing economic impact. Therefore, the Company expects this matter to continue to negatively impact its operating results in future periods. However, the full financial impact and duration cannot be reasonably estimated at this time. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in expanding its customer base beyond its core customers. There is no assurance that the Company will achieve growth in its revenue.

Effect of Increases in Payroll-related Costs

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employer’s portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. During the past few years, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs have continued to increase as a result of health care reforms and the mandate to provide health insurance to employees under the Affordable Care Act which went into effect January 1, 2015. Additionally, the New York City Council approved a measure which went into effect in April 2014 requiring the Company to provide five paid sick days per year. Several local municipalities, such as Newark and Jersey City, New Jersey, have enacted similar statutes. The State of New Jersey added a similar paid sick time law effective in October 2018, while New York State added a paid sick leave mandate on April 1, 2020, with employees eligible to accrue paid sick leave as of September 30, 2020 for use beginning January 1, 2021. This is in addition to the paid family leave afforded employees in New York as of 2016. Many other cities around the country have enacted or are in the process of enacting paid leave mandates. The Company has not been able to sufficiently increase the fees charged to its customers to cover these mandated cost increases. There are also proposals on the federal and state levels to phase in paid or partially paid family leave. The enacted mandates have had a negative effect on the Company’s profitability and additional mandates will continue to negatively impact the Company’s margins.

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

Effect of Immigration Restrictions

The Company obtains many of its technical personnel by subcontracting with companies that utilize foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The Company also sponsors foreign nationals on H-1B visas on a limited basis. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree. U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. In June 2020, President Donald Trump issued a proclamation suspending immigration visas for many categories of foreign workers including H-1B through the end of the year, allegedly to protect U.S. workers and jobs amid the COVID-19 pandemic. These and future restrictions on the availability of work visas could restrain the Company’s ability to acquire the skilled professionals needed to meet our customers’ requirements, which could have a material adverse effect on our business. The scope and impact of these changes on the staffing industry and the Company remain unclear, however a narrow interpretation and vigorous enforcement of existing laws and regulations could adversely affect the ability of entities with which the Company subcontracts to utilize foreign nationals and/or renew existing foreign national consultants on assignment. There can be no assurance that the Company or its subcontractors will be able to keep or replace all foreign nationals currently on assignment, or continue to acquire foreign national talent at the same rates as in the past.

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

Competition

The technical staffing industry is highly competitive, fragmented and has low barriers to entry. The Company competes for potential customers with providers of outsourcing services, systems integrators, computer systems consultants, other providers of technical staffing services and, to a lesser extent, temporary personnel agencies. The Company competes for technical personnel with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, customers and temporary personnel agencies. Many of the Company’s competitors are significantly larger and have greater financial resources than the Company. The Company believes that the principal competitive factors in obtaining and retaining customers are accurate assessment of customers’ requirements, timely assignment of technical employees with appropriate skills and the price of services. The principal competitive factors in attracting qualified technical personnel are compensation, availability, quality and variety of projects and schedule flexibility. The Company believes that many of the technical personnel included in its database may also be pursuing other employment opportunities. Therefore, the Company believes that its responsiveness to the needs of technical personnel is an important factor in the Company’s ability to fill projects. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

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

The Company’s business involves assigning personnel to the workplace of the client, typically under the client’s supervision. Although the Company has little control over the client’s workplace, the Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against the Company’s personnel by customers. As an employer, the Company is also exposed to other possible employment-related claims. The Company is exposed to liability with respect to actions taken by its technical personnel while on a project, such as damages caused by technical personnel errors, misuse of client proprietary information or theft of client property. To reduce these exposures, the Company maintains insurance policies and a fidelity bond covering general liability, workers’ compensation claims, errors and omissions and employee theft. In certain instances, the Company indemnifies its customers for these exposures. Certain of these costs and liabilities are not covered by insurance. There can be no assurance that insurance coverage will continue to be available and at its current price or that it will be adequate to, or will, cover any such liability.

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

Voting Power of Significant Stockholders

On July 24, 2018, Joseph F. Hughes and Winifred Hughes filed Amendments to Schedule 13D with the United States Securities and Exchange Commission (the “SEC”) in which Joseph F. Hughes and Winifred Hughes disclosed that they had collectively sold 819,491 shares of the Company’s Common Stock jointly held by them in a privately-negotiated transaction to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC. Joseph F. Hughes was the former Chairman and Chief Executive Officer of the Company. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC acquired, in the aggregate, 41.8% of the Company’s issued and outstanding Common Stock in this transaction. Amendments to Schedule 13D previously filed by Joseph F. Hughes and Winifred Hughes on July 17, 2018 attached an exhibit wherein it was stated that prior to the transaction described above, Zeff Capital, L.P. owned 77,615 shares or approximately 4% of the Company’s issued and outstanding Common Stock.

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

As a result of the transactions described above, Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC are the beneficial owners of an aggregate of 953,074 shares of Common Stock, which represents approximately 48.6% of the Company’s issued and outstanding Common Stock. By virtue of such ownership, Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC have the ability to exercise significant influence over the Company. For example, this concentrated ownership could delay, defer, or prevent a change in control, merger, consolidation, or sale of all or substantially all of the Company’s assets in transactions that other shareholders strongly support or conversely, this concentrated ownership could result in the consummation of such transactions that many of the Company’s other shareholders do not support.

Certain Anti-Takeover Provisions May Inhibit a Change of Control

In addition to the significant ownership of Common Stock discussed above under the caption “Voting Power of Significant Stockholders,” certain provisions of the Company’s charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Such provisions include a classified Board of Directors and advance notice requirements for nomination of directors and certain stockholder proposals set forth in the Company’s Certificate of Incorporation and by-laws. In addition, on August 29, 2018, the Company entered into a Rights Agreement and paid a related dividend of preferred share purchase rights to the holders of the Company’s outstanding Common Stock. The preferred share purchase rights give the holders thereof the right to purchase shares of the Company’s Class A Preferred Stock Series One, par value $0.01 per share (“Preferred Stock”). The Preferred Stock has rights with respect to dividends, voting and liquidation preferences that are superior to the Common Stock. The preferred share purchase rights do not become exercisable until the acquisition by certain persons or entities, or groups of affiliated persons or entities, of 5% or more of the Company’s outstanding Common Stock. (See Note 6 to the Consolidated Financial Statements elsewhere in this report.)

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

On August 29, 2018, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock of the Company outstanding on August 29, 2018 (the “Record Date”) to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 29, 2018, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Preferred Stock at a price of $24.78 per one one-hundredth of a share of Preferred Stock represented by a Right (the “Purchase Price”), subject to adjustment. See Footnote 6 to the Consolidated Financial Statements elsewhere in this report.

The Company’s stock price could be extremely volatile and, as a result, investors may not be able to resell their shares at or above the price they paid for them.

Among the factors that have previously affected the Company’s stock price and may do so in the future are:

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2020, with annual rents of approximately $87,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and recruiting offices in New York City (lease expires August 2022) and Edison, New Jersey (lease expires February 2021), with aggregate annual rents of approximately $158,000 and $143,000, respectively.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings

On October 16, 2018, the Company was served with a complaint filed on October 11, 2018 in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz, a stockholder of the Company, against the Company; Joseph F. Hughes and Winifred M. Hughes; former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; as well as stockholders Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC (the “Stockholder Litigation”). The complaint purports to be a class action lawsuit asserting claims on behalf of all minority stockholders of the Company. Ms. Paskowitz alleges the following: the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock (“controlling interest”) to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of Joseph F. Hughes’ and Winifred M. Hughes’ fiduciary duties and to the detriment of the Company’s minority stockholders; the former members of the Board of Directors of the Company named in the complaint breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented Joseph F. Hughes and Winifred M. Hughes from selling their shares and preserved a higher premium for all stockholders; Zeff, QAR, and Fintech are “partners” and constitute a “group.” Ms. Paskowitz also asserts that Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC aided and abetted Joseph F. Hughes’ and Winifred M. Hughes’ conduct, and ultimately sought to buy out the remaining shares of the Company at an unfair price.

On June 14, 2019, Ms. Paskowitz filed an amended complaint in the Stockholder Litigation in the Supreme Court of the State of New York, Queens County against the former members of the Board of Directors and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, which asserts substantially similar allegations to those contained in the October 11, 2018 complaint, but omits Regina Down, Joseph F. Hughes and Winifred M. Hughes as defendants. In addition to the former members of the Board of Directors named in the original complaint, the amended complaint names former directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserts a derivative claim purportedly on behalf of the Company against the named former members of the Board of Directors. The amended complaint seeks declaratory judgment and unspecified monetary damages. The complaint requests: (1) a declaration from the court that the former members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC; (2) damages derivatively on behalf of the Company for unspecified harm caused by the named Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the named Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint has not assigned any monetary values to alleged damages.

On July 15, 2019, the Company filed an answer to the amended complaint in the Stockholder Litigation and cross-claims against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC for breaches of their fiduciary duties, aiding and abetting breaches of fiduciary duties, and indemnification and contribution based on their misappropriation of material nonpublic information and their failure to disclose complete and accurate information in SEC filings concerning their group actions to attempt a creeping takeover of the Company, which was thereafter amended on July 26, 2019.

In addition, on December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company (the “SDNY Action”). The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company.

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

On August 13, 2019, the Company filed a motion for preliminary injunction in the SDNY Action in advance of the Company’s 2018 Annual Meeting originally scheduled for September 13, 2019, and requested leave to file a motion for expedited discovery. The Court denied the Company’s motion for preliminary injunction but ordered Zeff to “make clear that the second set of directors” described by Zeff in its preliminary proxy statement “is contingent upon the resolution of a proceeding in Delaware Chancery Court.”

On August, 30, 2019, the Company entered into the Settlement Agreement with the Investor Parties with respect to the proxy contest pertaining to the election of directors at the 2018 Annual Meeting, which was held on October 22, 2019. Pursuant to the Settlement Agreement, the parties agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

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

No party admitted any liability by entering into the Settlement Agreement. The Settlement Agreement did not resolve the Stockholder Litigation filed by Susan Paskowitz against the Company, Joseph F. Hughes, Winifred M. Hughes and certain former directors of the Company in the Supreme Court of the State of New York on October 11, 2018.

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

On December 24, 2019, Ms. Paskowitz moved for preliminary approval of the Stipulation. On May 21, 2020, the Court entered an order preliminarily approving the Stipulation. The parties have agreed on a proposed scheduling order for final approval of the Stipulation and a proposed mailing notice of the Stipulation to TSR stockholders, which are both currently pending Court approval. If approved, the Court will set a settlement hearing for final approval of the Stipulation. Although the Company believes that the Stipulation represents a fair and reasonable compromise of the matters in dispute in the Stockholder Litigation, there can be no assurance that the court will approve the Stipulation as proposed, or at all.

Inasmuch as the Company did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the members of the Board of Directors (other than the two directors who were elected as directors at the 2018 Annual Meeting) resigned from the Board effective at 5:00 p.m. Eastern Time on December 30, 2019. Immediately thereafter, the two remaining directors, Bradley M. Tirpak and H. Timothy Eriksen, appointed Robert Fitzgerald as a new director. Each of Messrs. Tirpak, Eriksen and Fitzgerald qualifies as an “independent director” under the NASDAQ Stock Market Rules. These three individuals were also appointed to the Audit Committee, Nominating Committee, Compensation Committee and Special Committee. The Board appointed Mr. Tirpak as Chairman of the Board to succeed Christopher Hughes. Mr. Hughes continued to serve as the Chief Executive Officer, President and Treasurer of the Company until January 17, 2020 when he was put on leave. He was subsequently terminated on February 29, 2020. Additionally, the Board appointed Mr. Eriksen as Lead Independent Director, Chairman of the Audit Committee and Chairman of the Nominating Committee. The Board also appointed Mr. Fitzgerald as the Chairman of the Compensation Committee and Chairman of the Special Committee.

During the quarter ending February 29, 2020, the Company negotiated a settlement with the Company’s largest shareholder to reimburse it for legal expenses of $900,000 (net present value of $818,000), by entering into a binding term sheet on April 1, 2020. The parties entered into a final agreement reflecting these terms on August 13, 2020. (See Note 5 to the Consolidated Financial Statements elsewhere in this report.)

Christopher Hughes, the former Chief Executive Officer of the Company (“Plaintiff”), filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff alleges that he was terminated without cause or in the alternative, that he resigned for reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Plaintiff. Plaintiff seeks contractual severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety and has filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion.

At this time, it is not possible to predict the outcome of any of these litigation matters or their effect on the Company and the Company’s consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2020 and 2019:

	JUNE 1, 2019 – MAY 31, 2020
	1ST	2ND	3RD	4TH
	QUARTER	QUARTER	QUARTER	QUARTER

High Sales Price	$4.93	$4.39	$8.88	$3.96
Low Sales Price	4.23	3.20	2.64	2.70

	JUNE 1, 2018 – MAY 31, 2019
	1ST	2ND	3RD	4TH
	QUARTER	QUARTER	QUARTER	QUARTER

High Sales Price	$9.40	$7.92	$6.96	$6.20
Low Sales Price	4.40	4.65	4.50	4.67

There were 41 holders of record of the Company’s Common Stock as of July 31, 2020. Additionally, the Company estimates that there were approximately 700 beneficial holders as of that date. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There are no securities authorized for issuance under any equity compensation plans.

Item 6. Selected Financial Data

(Amounts in Thousands, Except Per Share Data)

	Years Ended
	May 31,	May 31,	May 31,	May 31,	May 31,
	2020	2019	2018	2017	2016

Revenue, Net	$59,121	$63,340	$64,990	$62,573	$60,998

Income (Loss) From Operations	(1,751)	(1,848)	909	562	839

Net Income (Loss) Attributable to TSR, Inc.	(1,126)	(1,336)	486	268	399

Basic and Diluted Net Income (Loss) Per TSR, Inc. Common Share	(0.57)	(0.68)	0.25	0.14	0.20

Working Capital	12,239	6,225	8,113	7,689	9,391

Total Assets	18,876	12,534	13,372	14,535	14,090

Total TSR, Inc. Equity	5,762	6,888	8,224	7,738	9,432

Book Value Per TSR, Inc. Common Share	2.94	3.51	4.19	3.94	4.81
(Total TSR Equity Divided by Common Shares Outstanding)

Cash Dividends Declared Per TSR, Inc. Common Share	$0.00	$0.00	$0.00	$1.00	$0.00

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations. There can be no assurance that historical trends in operating results will continue in the future:

	Years Ended May 31, (Dollar Amounts in Thousands)
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$59,121	100.0%	$63,340	100.0%
Cost of Sales	49,943	84.5	53,515	84.5
Gross Profit	9,178	15.5	9,825	15.5
Selling, General and Administrative Expenses	10,929	18.5	11,673	18.4
Loss from Operations	(1,751)	(3.0)	(1,848)	(2.9)
Other Income (Expense), Net	(59)	(0.1)	11	0.0
Loss Before Income Taxes	(1,810)	(3.1)	(1,837)	(2.9)
Benefit for Income Taxes	(712)	(1.2)	(538)	(0.8)
Consolidated Net Loss	(1,098)	(1.9)	(1,299)	(2.1)
Net Income Attributable to Noncontrolling Interest	28	0.0	37	0.0
Net Loss Attributable to TSR, Inc.	$(1,126)	(1.9)%	$(1,336)	(2.1)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2020 decreased $4,219,000 or 6.7% from fiscal 2019. Revenue for the current year decreased due to lower overall average number of consultants on billing with customers which decreased from 394 for the fiscal year ended May 31, 2019 to 363 for the fiscal year ended May 31, 2020, while the average number of computer programming consultants also decreased from 338 for the fiscal year ended May 31, 2019 to 308 in the fiscal year ended May 31, 2020. The 363 consultants on billing for the current period include an equivalent 55 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year which included an equivalent 56 administrative (non-IT) workers.

We have experienced terminated assignments and a decrease in demand for new assignments due to the COVID-19 pandemic, which has led to the lower average number of consultants and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. As of May 31, 2020, the Company had used approximately 53% of the PPP loan funds to fund its payroll and other allowable expenses. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2020 decreased $3,572,000 or 6.7% to $49,943,000 from $53,515,000 in the prior fiscal year. The decrease in cost of sales resulted primarily from the decrease in consultants on billing. Cost of sales as a percentage of revenue was 84.5% for both the fiscal year ended May 31, 2019 and the fiscal year ended May 31, 2020. This indicates that the amounts paid to consultants were reduced in line with the revenue decrease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased $744,000 or 6.4% from $11,673,000 in the fiscal year ended May 31, 2019 to $10,929,000 in the fiscal year ended May 31, 2020. The decrease in these expenses primarily resulted from a decrease of $1,158,000 in amounts paid for legal services from the prior year related to shareholder litigation and increased costs surrounding our annual meeting, as well as a reduction of approximately $200,000 in compensation expenses for the former CEO who was terminated on February 29, 2020 (net of additional amounts paid to the new CEO during the period). The decreases were offset, in part, by the settlement with an investor for $818,000 (present value) to offset expenses incurred in its solicitations in connection with the annual meeting of stockholders and related litigation between the investor and the Company. Despite the decrease, selling, general and administrative expenses, as a percentage of revenue, increased from 18.4% in the fiscal year ended May 31, 2019 to 18.5% in the fiscal year ended May 31, 2020.

Other Income (Expense)

Other income (expense) for the fiscal year ended May 31, 2020 resulted primarily from interest expense of $79,000, offset, to an extent, by interest and dividend income of $5,000 and by a mark to market gain of approximately $15,000 on the Company’s marketable equity securities. Other income for the fiscal year ended May 31, 2019 resulted primarily from interest and dividend income of $22,000 reduced by a mark to market loss of approximately $9,000 on the Company’s marketable equity securities and a loss of $2,000 on the sale of a fixed asset.

Income Taxes

The effective income tax rates were a benefit of 39.3% for the fiscal year ended May 31, 2020 and a benefit of 29.3% for the fiscal year ended May 31, 2019. During the current year, the CARES Act allowed net operating losses to be carried back five years. The Company has applied for refunds of approximately $586,000 based on the fiscal 2019 loss. The deferred tax asset provided from the loss in fiscal 2019 was originally recorded at the lower federal rate of 21%. It is now being used at the higher federal rate of 34% used prior to 2018, resulting in an additional benefit in excess of $200,000. The rates for both years consist primarily of the new federal corporate tax rate of 21.0% effective January 1, 2018. The benefit of the deferred tax asset will be limited to 21% for federal income tax purposes in fiscal years going forward.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was a loss of $1,336,000 in the fiscal year ended May 31, 2019 compared to a net loss of $1,126,000 in the fiscal year ended May 31, 2020. In addition to the additional tax benefit described above, the decrease in the loss was primarily attributable to the decrease in selling, general and administrative expenses from decreased amounts paid for legal services.

Liquidity, Capital Resources and Changes in Financial Condition

The Company’s cash and marketable securities were sufficient to enable it to meet its liquidity requirements during fiscal 2020. The Company expects that its cash and cash equivalents and the Company’s line of credit pursuant to a Loan and Security Agreement with Access Capital, Inc. will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured the line of credit to increase its liquidity as necessary. As of May 31, 2020, the net borrowings outstanding against this line of credit facility were $501,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. Additionally, in April 2020, the Company secured a SBA Paycheck Protection Program Loan (“PPP Loan”) in the amount of $6,659,000. At the time of application, the Company determined that the loan was necessary in order to secure the Company’s ability to meet its obligations in the face of potential disruptions in it business operations and the potential inability of its customers to pay their accounts when due. As of May 31, 2020, the Company had used approximately 53% of the PPP loan funds to fund its payroll and for other allowable expenses under the PPP loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. While there is no guarantee that the Company will receive forgiveness for any outstanding amounts under the PPP Loan, it believes that it has acted in compliance with the terms of the program and plans to seek forgiveness of the PPP Loan.

At May 31, 2020, the Company had working capital (total current assets in excess of total current liabilities) of $12,239,000 including cash and cash equivalents and marketable securities of $9,780,000 as compared to working capital of $6,225,000 including cash and cash equivalents and certificates of deposit and marketable securities of $4,222,000 at May 31, 2019. The increase in working capital was primarily due to the receipt of PPP loan funds in April 2020.

Net cash flow of $1,567,000 was used in operations during fiscal 2020 as compared to $1,584,000 of net cash flow used in operations in fiscal 2019. The cash used in operations for fiscal 2020 primarily resulted from the consolidated net loss of $1,098,000, an increase in prepaid and recoverable income taxes of $547,000, an increase in deferred taxes of $148,000, and a decrease in accounts and other payables and accrued expenses of $892,000, offset to some extent, by an increase in accounts receivable of $386,000 and accrued legal settlement payable of $828,000. The cash used in operations for fiscal 2019 primarily resulted from the consolidated net loss of $1,299,000, an increase in deferred taxes of $558,000, primarily from net operating loss carryforwards, and an increase in accounts receivable of $216,000, offset, to some extent, by an increase in accounts and other payables and accrued expenses of $535,000, primarily from increased accrued legal expenses and customer discounts.

Net cash provided by investing activities amounted to $471,000 for fiscal 2020, compared to $8,000 in net cash provided by investing activities in fiscal 2019. The cash provided by investing activities in fiscal 2020 primarily resulted from maturing certificates of deposit offset, to an extent, by purchases of fixed assets. The cash provided by investing activities in 2019 primarily resulted from the proceeds of the sale of a fixed asset, less purchases of fixed assets.

Net cash provided by financing activities of $7,132,000 during the fiscal year ended May 31, 2020 resulted from the proceeds of a PPP Loan of $6,659,000 and net drawings on the line of credit of $501,000 offset by distributions of $29,000 to the holder of the noncontolling interest in the Company’s subsidiary, Logixtech Solutions, LLC. Net cash used in financing activities of $53,000 during the fiscal year ended May 31, 2019 resulted primarily from the distributions to the holder of the noncontrolling interest.

The Company’s capital resource commitments at May 31, 2020 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were $381,000 and $828,000, respectively, as of May 31, 2020. The Company intends to finance these commitments primarily from the Company’s available cash and line of credit.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company will adopt this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard in the first quarter of fiscal year 2020 was an increase in total assets and total liabilities of approximately $691,000 as of June 1, 2019. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

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

Revenue Recognition

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TSR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries (the Company) as of May 31, 2020 and 2019, and the related consolidated statements of operations, equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has changed its method for accounting for leases as of June 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 Leases.

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

Jericho, New York

August 17, 2020

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2020 and 2019

	2020	2019
ASSETS
Current Assets:

Cash and cash equivalents	$9,730,022	$3,694,989
Certificates of deposit and marketable securities	50,344	527,232
Accounts receivable:
Trade, net of allowance for doubtful accounts of $181,000 in 2020 and 2019	7,057,365	7,443,581
Other	5,088	5,321
	7,062,453	7,448,902

Prepaid expenses	202,862	118,482
Prepaid and recoverable income taxes	598,893	52,385
Total Current Assets	17,644,574	11,841,990

Equipment and leasehold improvements, at cost:
Equipment	112,435	104,223
Furniture and fixtures	124,371	111,107
Leasehold improvements	60,058	60,058
	296,864	275,388

Less accumulated depreciation and amortization	276,673	268,886
	20,191	6,502

Other assets	49,653	49,653
Right-of-use asset	377,182	-
Deferred income taxes	784,000	636,000
Total Assets	$18,875,600	$12,534,145

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2020 and 2019

LIABILITIES AND EQUITY

	2020	2019
Current Liabilities:
Accounts and other payables	$503,166	$574,540
Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,240,063	2,895,603
Other	791,570	956,965
	3,031,633	3,852,568

Advances from customers	1,181,234	1,190,014
Revolving line of credit	501,134	-
Operating lease liability- current	188,799	-
Total Current Liabilities	5,405,966	5,617,122
Operating lease liability, net of current portion	192,409	-
Legal settlement payable	827,822	-
SBA Paycheck Protection Program loan payable	6,659,220	-
	-	-
Total Liabilities	13,085,417	5,617,122

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	14,141,796	15,268,224
	19,275,806	20,402,234
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	5,761,803	6,888,231
Noncontrolling Interest	28,380	28,792
Total Equity	5,790,183	6,917,023
Total Liabilities and Equity	$18,875,600	$12,534,145

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2020 and 2019

	2020	2019

Revenue, net	$59,121,401	$63,340,028
Cost of sales	49,943,405	53,514,636
Selling, general and administrative expenses	10,928,648	11,672,946
	60,872,053	65,187,582
Loss from operations	(1,750,652)	(1,847,554)
Other income (expense):
Interest and dividend income	4,877	22,309
Interest expense	(79,386)	-
Loss on sale of fixed asset	-	(2,882)
Unrealized gain (loss) from marketable securities, net	15,112	(8,928)
	(59,397)	10,499
Loss before income taxes	(1,810,049)	(1,837,055)
Benefit for income taxes	(712,000)	(538,000)
Consolidated net loss	(1,098,049)	(1,299,055)
Less: Net income attributable to noncontrolling interest	28,379	36,940
Net loss attributable to TSR, Inc.	$(1,126,428)	$(1,335,995)
Basic and diluted net loss per TSR, Inc. common share	$(0.57)	$(0.68)
Basic and diluted weighted average number of common shares outstanding	1,962,062	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2020 and 2019

	Shares of		Additional				Non-
	common	Common	paid-in	Retained	Treasury	TSR, Inc.	controlling	Total
	stock	stock	capital	earnings	stock	equity	interest	equity
Balance at June 1, 2018	3,114,163	$31,142	$5,102,868	$16,604,219	$(13,514,003)	$8,224,226	$44,552	$8,268,778

Net income attributable to noncontrolling interest	-	-	-	-	-	-	36,940	36,940
Distribution to noncontrolling interest	-	-	-	-	-	-	(52,700)	(52,700)

Net loss attributable to TSR, Inc.	-	-	-	(1,335,995)	-	(1,335,995)	-	(1,335,995)
Balance at May 31, 2019	3,114,163	31,142	5,102,868	15,268,224	(13,514,003)	6,888,231	28,792	6,917,023

Net income attributable to noncontrolling interest	-	-	-	-	-	-	28,379	28,379

Distribution to noncontrolling interest	-	-	-	-	-	-	(28,791)	(28,791)

Net loss attributable to TSR, Inc.	-	-	-	(1,126,428)	-	(1,126,428)	-	(1,126,428)
Balance at May 31, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(1,098,049)	$(1,299,055)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	7,787	11,586
Unrealized (gain) loss from marketable securities, net	(15,112)	8,928
Loss on sale of fixed asset	-	2,882
Noncash lease expense	4,026	-
Deferred income taxes	(148,000)	(558,000)

Changes in operating assets and liabilities:
Accounts receivable-trade	386,216	(215,758)
Other receivables	233	(3,227)
Prepaid expenses	(84,380)	(20,138)
Prepaid and recoverable income taxes	(546,508)	(24,171)
Accounts and other payables and accrued expenses and other current liabilities	(892,309)	534,667
Legal settlement payable	827,822	-
Advances from customers	(8,780)	(21,218)
Net cash used in operating activities	(1,567,054)	(1,583,504)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	492,000	740,000
Purchases of marketable securities	-	(739,000)
Proceeds from sale of fixed asset	-	10,000
Purchases of equipment and leasehold improvements	(21,476)	(3,244)
Net cash provided by investing activities	470,524	7,756
Cash flows from financing activities:
Net drawings on line of credit	501,134	-
Proceeds from SBA Paycheck Protection Program loan	6,659,220	-
Distributions to noncontrolling interest	(28,791)	(52,700)
Net cash provided by (used in) financing activities	7,131,563	(52,700)
Net increase (decrease) in cash and cash equivalents	6,035,033	(1,628,448)

Cash and cash equivalents at beginning of year	3,694,989	5,323,437
Cash and cash equivalents at end of year	$9,730,022	$3,694,989
Supplemental disclosures of cash flow data:
Income taxes paid	$30,000	$52,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2020 and 2019

(1)	Summary of Business and Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. In addition, beginning in fiscal 2017, the Company has provided and continues to provide administrative (non-IT) workers on a contract basis to two of its existing customers. In fiscal 2020, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 53.3%. The largest of these constituted 21.2% of consolidated revenue. In fiscal 2019, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 51.4%. The largest of these constituted 22.5% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $3,747,000 for three customers at May 31, 2020 and $3,657,000 for three customers at May 31, 2019. The Company operates in one business segment, contract staffing services.

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

May 31, 2020 and 2019

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2020 and 2019:

	2020	2019
Cash in banks	$9,677,848	$3,072,218
Money market funds	52,174	622,771
	$9,730,022	$3,694,989

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2020 and 2019 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
May 31, 2020
Equity Securities	$50,344	$-	$-	$50,344
	$50,344	$-	$-	$50,344

	Level 1	Level 2	Level 3	Total
May 31, 2019
Certificates of Deposit	$-	$492,000	$-	$492,000
Equity Securities	35,232	-	-	35,232
	$35,232	$492,000	$-	$527,232

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which maturities range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at May 31, 2020 and 2019 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
	Cost	Gains	Losses	Value

May 31, 2020
Current
Equity Securities	$16,866	$33,478	$-	$50,344
	$16,866	$33,478	$-	$50,344

May 31, 2019
Current
Certificates of Deposit	$492,000	$-	$-	$492,000
Equity Securities	16,866	18,366	-	35,232
	$508,866	$18,366	$-	$527,232

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

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

Basic net loss per common share is computed by dividing loss available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other potentially dilutive securities outstanding during the fiscal years ended May 31, 2020 or 2019.

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

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the consolidated financial statements approximate fair value because of the short-term maturities of these instruments. The reported amounts of the revolving line of credit and the loan payable approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

May 31, 2020 and 2019

(l)	Long-Lived Assets

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest is less than the carrying amount of the asset, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value.

(m)	Impact of New Accounting Standards

Effective June 1, 2019, the Company adopted ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

(n)	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. As a percentage of revenue, the three largest customers consisted of 53.1% of the net accounts receivable balance at May 31, 2020.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

(2)	Income Taxes

A reconciliation of the provision for income taxes computed at the federal statutory rates of 21.0% for fiscal 2020 and fiscal 2019 to the reported amounts is as follows:

	2020		2019
	Amount	%	Amount	%
Amounts at statutory federal tax rate	$(380,000)	(21.0)%	$(386,000)	(21.0)%
Noncontrolling interest	(6,000)	(0.3)	(8,000)	(0.4)
State and local taxes, net of federal income tax effect	(147,000)	(8.1)	(115,000)	(6.3)
Benefit of NOL at higher federal rate	(202,000)	(11.2)	-	-
Non-deductible expenses and other	23,000	1.3	(29,000)	(1.6)
	$(712,000)	(39.3)%	$(538,000)	(29.3)%

The components of the provision for income taxes are as follows:

	Federal	State	Total
2020: Current	$(586,000)	$22,000	$(564,000)
Deferred	16,000	(164,000)	(148,000)
	$(570,000)	$(142,000)	$(712,000)

2019: Current	$(10,000)	$30,000	$20,000
Deferred	(383,000)	(175,000)	(558,000)
	$(393,000)	$(145,000)	$(538,000)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2020 and 2019 are as follows:

	2020	2019
Allowance for doubtful accounts receivable	$52,000	$52,000
Accrued compensation and other accrued expenses	23,000	33,000
Net operating loss carryforwards	487,000	554,000
Equipment and leasehold improvement depreciation and amortization	(3,000)	1,000
Unrealized gain	(10,000)	(5,000)
Legal settlement with investor	233,000	-
Other items, net	2,000	1,000
Total deferred income tax assets	$784,000	$636,000

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

May 31, 2020 and 2019

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the provisions of the CARES Act relating to income taxes which resulted in the ability to carryback net operating losses and file for a federal tax refund of approximately $586,000 which has been recorded in the May 31, 2020 consolidated balance sheet.

In the third quarter of fiscal 2018, the Company discovered it had not filed required information returns related to a foreign bank account opened by a subsidiary in fiscal 2016 with contributions totaling approximately $25,000. The Company has accrued an expense of $30,000 with a charge to selling, general and administrative expenses for potential penalties that may be assessed. The Company will monitor this reserve periodically to determine if it is more-likely-than-not that penalties will be assessed. Changes to the reserve may occur due to changes in judgment, abatement, negotiation or expiration of the statute of limitations on the returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefit as follows:

	2020	2019

Balance at beginning of fiscal year	$30,000	$30,000
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at end of fiscal year	$30,000	$30,000

The Company’s federal and state income tax returns prior to fiscal year 2017 are closed.

(3)	Leases

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

For the fiscal years ended May 31, 2020 and 2019, the Company’s operating lease expense for these leases was $417,000 and $388,000.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

Future minimum lease payments under non-cancelable operating leases as of May 31, 2020 were as follows:

(note: payments related to the lease expiring February 28, 2021 are not included below because it is a one-year lease)

Twelve Months Ended May 31,
2021	$208,777
2022	160,912
2023	40,629

Total undiscounted operating lease payments	410,318
Less imputed interest	29,110
Present value of operating lease payments	$381,208

The following table sets forth the right-of-use assets and operating lease liabilities as of May 31, 2020:

Assets
Right-of-use assets	$377,182

Liabilities
Current operating lease liabilities	$188,799
Long-term operating lease liabilities	192,409
-
Total operating lease liabilities	$381,208

The weighted average remaining lease term for the Company’s operating leases is 1.9 years.

(4)	Line of Credit

On November 27, 2019, TSR, Inc. (“TSR”) closed on a revolving credit facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) that initially provided up to $7,000,000 in funding to TSR and its direct and indirect subsidiaries, TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix, S.A.R.L., each of which, together with TSR, is a borrower under the Credit Facility. Each of the borrowers has provided a security interest to the Lender in all of their respective assets to secure amounts borrowed under the Credit Facility.

TSR expects to utilize the Credit Facility for working capital and general corporate purposes. TSR had also expected to utilize the Credit Facility to complete the Repurchase and make the Settlement Payment; however, TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline established in the Credit Facility for such use.

Because TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the maximum amount that may now be advanced under the Credit Facility at any time shall not exceed $2,000,000.

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of May 31, 2020 was 3.25%, indicating an interest rate of 5.0% on the line of credit. The initial term of the Credit Facility is 5 years, which shall automatically renew for successive 5-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender.

As of May 31, 2020, the net borrowings outstanding against this line of credit facility were $501,134. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

(5)	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. (See Note 7.) In exchange for certain mutual releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date.

(6)	Equity

Common Stock Transactions

On July 24, 2018, Joseph F. Hughes and Winifred Hughes filed Amendments to Schedule 13D with the United States Securities and Exchange Commission (the “SEC”) in which Joseph F. Hughes and Winifred Hughes disclosed that they had collectively sold 819,491 shares of the Company’s Common Stock jointly held by them in a privately-negotiated transaction to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC. Joseph F. Hughes was the former Chairman and Chief Executive Officer of the Company. Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC acquired, in the aggregate, 41.8% of the Company’s issued and outstanding Common Stock in this transaction. Amendments to Schedule 13D previously filed by Joseph F. Hughes and Winifred Hughes on July 17, 2018 attached an exhibit wherein it was stated that prior to the transaction described above, Zeff Capital, L.P. owned 77,615 shares or approximately 4% of the Company’s issued and outstanding Common Stock.

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

May 31, 2020 and 2019

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

On August 30, 2019, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC and Tajuddin Haslani (collectively, the “Investor Parties”), pursuant to which the Company agreed to, among other things, amend and restate the Rights Agreement to provide that a “Distribution Date” (as defined below) shall not occur as a result of any request by any of the Investor Parties calling for a special meeting pursuant to Article II, Section 5 of the Amended and Restated By-Laws of the Company in accordance with the terms of the Settlement Agreement. (See Note 7, “Other Matters.”)

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

May 31, 2020 and 2019

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

May 31, 2020 and 2019

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

(7)	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed below.

On October 16, 2018, the Company was served with a complaint filed on October 11, 2018 in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz, a stockholder of the Company, against the Company; Joseph F. Hughes and Winifred M. Hughes; former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; as well as stockholders Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC (the “Stockholder Litigation”). The complaint purports to be a class action lawsuit asserting claims on behalf of all minority stockholders of the Company. Ms. Paskowitz alleges the following: the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock (“controlling interest”) to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of Joseph F. Hughes’ and Winifred M. Hughes’ fiduciary duties and to the detriment of the Company’s minority stockholders; the former members of the Board of Directors of the Company named in the complaint breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented Joseph F. Hughes and Winifred M. Hughes from selling their shares and preserved a higher premium for all stockholders; Zeff, QAR, and Fintech are “partners” and constitute a “group.” Ms. Paskowitz also asserts that Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC aided and abetted Joseph F. Hughes’ and Winifred M. Hughes’ conduct, and ultimately sought to buy out the remaining shares of the Company at an unfair price.

On June 14, 2019, Ms. Paskowitz filed an amended complaint in the Stockholder Litigation in the Supreme Court of the State of New York, Queens County against the members of the Board of Directors and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, which asserts substantially similar allegations to those contained in the October 11, 2018 complaint, but omits Regina Dowd, Joseph F. Hughes and Winifred M. Hughes as defendants. In addition to the former members of the Board of Directors named in the original complaint, the amended complaint names former directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserts a derivative claim purportedly on behalf of the Company against the named former members of the Board of Directors. The amended complaint seeks declaratory judgment and unspecified monetary damages. The complaint requests: (1) a declaration from the court that the former members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC; (2) damages derivatively on behalf of the Company for unspecified harm caused by the former Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the former Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint has not assigned any monetary values to alleged damages.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

On July 15, 2019, the Company filed an answer to the amended complaint in the Stockholder Litigation and cross-claims against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC for breaches of their fiduciary duties, aiding and abetting breaches of fiduciary duties, and indemnification and contribution based on their misappropriation of material nonpublic information and their failure to disclose complete and accurate information in SEC filings concerning their group actions to attempt a creeping takeover of the Company, which was thereafter amended on July 26, 2019.

In addition, on December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company (the “SDNY Action”). The complaint requests that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company.

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

On August 13, 2019, the Company filed a motion for preliminary injunction in the SDNY Action in advance of the Company’s 2018 Annual Meeting originally scheduled for September 13, 2019, and requested leave to file a motion for expedited discovery. The Court denied the Company’s motion for preliminary injunction but ordered Zeff to “make clear that the second set of directors” described by Zeff in its preliminary proxy statement “is contingent upon the resolution of a proceeding in Delaware Chancery Court.”

On August, 30, 2019, the Company entered into the Settlement Agreement with the Investor Parties with respect to the proxy contest pertaining to the election of directors at the 2018 Annual Meeting, which was held on October 22, 2019. Pursuant to the Settlement Agreement, the parties agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

(i) The complaint relating to alleged breaches of fiduciary duties filed on November 1, 2018 by Fintech Consulting LLC against the Company in the Delaware Court of Chancery, which was previously dismissed voluntarily;

 (Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

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

No party admitted any liability by entering into the Settlement Agreement. The Settlement Agreement did not resolve the Stockholder Litigation filed by Susan Paskowitz against the Company, Joseph F. Hughes, Winifred M. Hughes and certain former directors of the Company in the Supreme Court of the State of New York on October 11, 2018.

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

On October 21, 2019, the Company entered into a Memorandum of Understanding (the “MOU”) with Susan Paskowitz providing for the settlement of the Stockholder Litigation filed by Ms. Paskowitz on October 11, 2018. The MOU provides for the settlement of the claims by Ms. Paskowitz that (1) the former members of the Board named in the original complaint allegedly breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock to the Investor Parties; (2) the former members of the Board named in the amended complaint allegedly breached their fiduciary duties and failed to adopt proper corporate governance practices; and (3) the Investor Parties acted as “partners” and constituted a “group” in their purchase of shares from Joseph F. Hughes and Winifred M. Hughes and knowingly disseminated false or misleading public statements concerning their status as a group.

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

On December 24, 2019, Ms. Paskowitz moved for preliminary approval of the Stipulation. On May 21, 2020, the Court entered an order preliminarily approving the Stipulation. The parties have agreed on a proposed scheduling order for final approval of the Stipulation and a proposed mailing notice of the stipulation to TSR stockholders, which are both currently pending Court approval. If approved, the Court will set a settlement hearing for final approval of the Stipulation. Although the Company believes that the Stipulation represents a fair and reasonable compromise of the matters in dispute in the Stockholder Litigation, there can be no assurance that the court will approve the Stipulation as proposed, or at all.

Inasmuch as the Company did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the members of the Board of Directors (other than the two directors who were elected as directors at the 2018 Annual Meeting) resigned from the Board effective at 5:00 p.m. Eastern Time on December 30, 2019. Immediately thereafter, the two remaining directors, Bradley M. Tirpak and H. Timothy Eriksen, appointed Robert Fitzgerald as a new director. Each of Messrs. Tirpak, Eriksen and Fitzgerald qualifies as an “independent director” under the NASDAQ Stock Market Rules. These three individuals were also appointed to the Audit Committee, Nominating Committee, Compensation Committee and Special Committee. The Board appointed Mr. Tirpak as Chairman of the Board to succeed Christopher Hughes. Mr. Hughes continued to serve as the Chief Executive Officer, President and Treasurer of the Company until January 17, 2020. Additionally, the Board appointed Mr. Eriksen as Lead Independent Director, Chairman of the Audit Committee and Chairman of the Nominating Committee. The Board also appointed Mr. Fitzgerald as the Chairman of the Compensation Committee and Chairman of the Special Committee.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2020 and 2019

During the quarter ending February 29, 2020, the Company negotiated a settlement with Zeff Capital, L.P. to reimburse it for legal expenses of $900,000 (net present value of $818,000 accrued at February 29, 2020) by entering into a binding term sheet on April 1, 2020. The parties entered into a final agreement reflecting these terms on August 13, 2020. (See Note 5.)

(8)	Termination of Former CEO

The Company terminated Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), effective February 29, 2020 for “Cause” as defined in Section 6(a) of his Amended and Restated Employment Agreement dated August 9, 2018 (the “Employment Agreement”) and on March 2, 2020, the Company received a letter from Mr. Hughes, providing notice of his intent to resign for “Good Reason” as defined in Section 7(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Enhanced Severance Amount” under the Employment Agreement. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff Hughes alleges that he was terminated without cause or in the alternative, that he resigned for good reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Plaintiff. Plaintiff Hughes seeks contractual severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety and has filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion.

(9)	COVID-19

The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closing of various businesses. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings. Therefore, the Company expects this matter to negatively impact its operating results in future periods. However, the full financial impact and duration cannot be reasonably estimated at this time.

(10)	Payroll Protection Program Loan

On April 15, 2020, TSR, Inc. (the “Company”) received loan proceeds of $6,659,220 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A., a national banking association (the “Lender”).

The original term of the PPP Loan was two years. The term has been extended to five years by the SBA. The annual interest rate on the PPP Loan is 0.98%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP Loan recipients may apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. While the Company believes that it has acted in compliance with the program and plans to seek forgiveness of the PPP Loan, no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

TSR, INC. AND SUBSIDIARIES

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2020.

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

Item 9B. Other Information

As previously disclosed, on April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain mutual releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s common stock. The foregoing descriptions do not purport to be complete and are qualified in their entirety by the full text of the agreement, which is attached to this Annual Report as Exhibit 10.6 and incorporated herein by reference.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2020 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements as indicated in the index set forth on page 21.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits as listed in Exhibit Index on page 47.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Thomas Salerno
Thomas Salerno,
Chief Executive Officer, President,
Treasurer and Principal Executive Officer

Dated: August 17, 2020

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

/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President and Principal Accounting Officer

/s/ Bradley M. Tirpak
Bradley M. Tirpak, Chairman of the Board of Directors

/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

/s/ Robert Fitzgerald
Robert Fitzgerald, Director

Dated: August 17, 2020

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2020

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended May 31, 1998 filed by the Company on August 26, 1998.

3.2	Certificate of Designations of Class A Preferred Stock, Series One, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K by the Company filed on August 29, 2018.

3.3	Amended and Restated Bylaws, as amended.

4.1	Description of Registered Securities.

4.2	Amended and Restated Rights Agreement dated as of September 3, 2019 between the Company and Continental Stock Transfer & Trust Company as Rights Agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 3, 2019.

10.1	Amended and Restated Employment Agreement dated as of June 1, 2019 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 24, 2019.

10.2	Employment Agreement dated as of July 11, 2018 between the Company and Thomas Salerno.

10.3	Note, dated as of April 8, 2020 between JPMorgan Chase Bank, N.A. and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 17, 2020.

10.4	Loan and Security Agreement dated as of November 27, 2019 among Access Capital, Inc., TSR, Inc., TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix S.A.R.L., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 2, 2019.

10.5

Term Sheet, dated as of April 1, 2020, by and between Zeff Capital, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2020.

10.6	Agreement dated August 13, 2020 by and among the Company, Zeff Capital L.P., Zeff Holding Company, LLC and Daniel Zeff.

10.7	Settlement and Release Agreement, dated as of August 30, 2019, by and among TSR, Inc., Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting, LLC and Tajuddin Haslani, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 3, 2019.

10.8

Share Repurchase Agreement, dated as of August 30, 2019, by and among TSR, Inc., Christopher Hughes, Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting, LLC and Tajuddin Haslani, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 3, 2019.

21	List of Subsidiaries.

31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX (continued)

FORM 10-K, MAY 31, 2020

Exhibit Number	Exhibit
31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

101

XBRL (extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended May 31, 2020 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.