Form 10-K/A
period 2020-05-31
TSR INC
filed 2020-09-28
CIK 98338

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock (“Common Stock”) outstanding as of September 25, 2020 was 1,962,062.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K, as amended, and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements as to the Registrant’s plans, future prospects and future cash flow requirements, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to, the following: the statements concerning the success of the Registrant’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the successful integration of announced acquisitions and any anticipated benefits therefrom; the impact of adverse economic conditions on client spending which have a negative impact on the Registrant’s business, which includes, but is not limited to, the current adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Registrant’s contract computer programming services will continue to adversely affect the Registrant’s business; the concentration of the Registrant’s business with certain customers; uncertainty as to the Registrant’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Registrant’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Registrant is a party; and other risks and uncertainties described in the Registrant’s filings under the Exchange Act.

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

EXPLANATORY NOTE

TSR, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended May 31, 2020, which was filed with the SEC on August 17, 2020 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on May 31, 2020.

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

Directors and Executive Officers

Set forth below are the names, ages and positions and offices held with the Company of each director and executive officer of the Company. Directors are classified as either Class I, Class II or Class III directors, with each class serving for a term of three (3) years. The term of Class I directors is set to expire at the 2021 annual meeting of stockholders of the Company. The term of Class II directors is set to expire at the 2020 annual meeting of stockholders, and the term of Class III directors is set to expire at the 2019 annual meeting of stockholders. There is currently no Class III director on the Board of Directors of the Company (the “Board”). Executive officers serve until such time as their successor is duly elected and qualifies.

Name	Age	Position	Year First Officer or Director
Bradley M. Tirpak(1)(2)(3)(4)	50	Chairman of the Board and Class I Director	2019
Thomas Salerno	52	Chief Executive Officer, President and Treasurer	2020
John G. Sharkey	61	Senior Vice President, Chief Financial Officer and Secretary	1990
H. Timothy Eriksen(1)(2)(3)(4)(5)(7)	51	Class I Director	2019
Robert Fitzgerald(1)(2)(3)(4)(6)	56	Class II Director	2019

(1)	Member of the Compensation Committee of the Board.
(2)	Member of the Audit Committee of the Board.
(3)	Member of the Nominating Committee of the Board.
(4)	Member of the Special Committee of the Board.
(5)	Mr. Eriksen is the Chairman of the Audit Committee of the Board and the Chairman of the Nominating Committee of the Board.
(6)	Mr. Fitzgerald is the Chairman of the Compensation Committee of the Board and the Chairman of the Special Committee of the Board.
(7)	Lead independent director.

There are no family relationships between any of the Company’s executive officers and directors. None of the Company’s directors currently serves, or has served during the past five years, as a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. There is no arrangement between any director or director nominee and any other person pursuant to which he was or is to be selected as a director or director nominee except that Mr. Eriksen and Mr. Tirpak were nominated by Zeff Capital, L.P. as Class I directors at the Company’s 2018 annual meeting of stockholders held on October 22, 2019 in accordance with the terms and conditions of that certain settlement and release agreement, dated August 30, 2019, between the Company and certain investor parties, including Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff, QAR Industries, Inc. and Robert Fitzgerald, and Fintech Consulting, LLC and Tajuddin Haslani (the “Settlement Agreement”). The terms of the Settlement Agreement are more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2019. Mr. Eriksen and Mr. Tirpak were subsequently elected as directors at the annual meeting of shareholders on October 22, 2019.

Biographical Information

Mr. Bradly M. Tirpak was elected as a Class I director of the Company at the 2018 annual meeting of stockholders on October 22, 2019. He was appointed as the Chairman of the Board on December 30, 2019. Mr. Tirpak is a professional investor with more than 25 years of investing experience. Since September 2016, he has served as a portfolio manager and Managing Director at Palm Active Partners, LLC, a private investment company. From October 2008 to August 2016, Mr. Tirpak served as Managing Member of Locke Partners, LLC, a private investment company. He also previously served as a portfolio manager at Credit Suisse First Boston, Caxton Associates and Sigma Capital Management and Chilton Investment Company. Mr. Tirpak served as a director at Applied Minerals, Inc., a publicly traded specialty materials company, from April 2015 to March 2017, as a director at Flowgroup plc, an energy supply and services business in the United Kingdom, from June 2017 to October 2018 and as a director at Birner Dental Management Services, Inc., a dental service organization, from December 2017 to January 2019. Since December of 2014, Mr. Tirpak has served as a director of Full House Resorts, Inc., a publicly traded gaming company, and since October of 2019 as a director of Liberated Syndication Inc., a publicly traded provider of podcast and webhosting services, and since April of 2020 as a director of Barnwell Industries Inc., a publicly traded company engaged in real estate development and oil and gas exploration. Mr. Tirpak also currently serves as trustee of The Halo Trust, the world’s largest humanitarian mine clearance organization focused on clearing the debris of war currently operating in over 25 countries. Mr. Tirpak earned a B.S.M.E. from Tufts University and an M.B.A. from Georgetown University.

The Company believes that Mr. Tirpak is a valuable member of the Board due to his knowledge and experience in investing, capital allocation and corporate governance, as well as his experience serving on the boards of publicly traded companies.

Mr. H. Timothy Eriksen was elected as a Class I director of the Company at the 2018 annual meeting of stockholders on October 22, 2019. He was appointed by the Board as the Chairman of the Audit Committee of the Board on December 30, 2019. Mr. Eriksen founded Eriksen Capital Management, a Lynden, Washington-based investment advisory firm (“ECM”), in 2005. Mr. Eriksen is the President of ECM. Mr. Eriksen is the Chief Executive Officer and Chief Financial Officer of, and since July 2015 has been a director of, Solitron Devices, Inc. (“Solitron”). Solitron designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. Since April 2018, Mr. Eriksen has been a director of Novation Companies, Inc. (“Novation”). Novation owns Healthcare Staffing, Inc., which, among other activities, provides outsourced healthcare staffing and related services. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University.

The Company believes that Mr. Eriksen is a valuable member of the Board based on his strong business and financial background, and his experience serving in leadership- and management-level roles with responsibility for formulating business and operational strategy.

Mr. Robert Fitzgerald was appointed as a Class II director of the Company by the Board on December 30, 2019. Mr. Fitzgerald is a seasoned business executive with over 25 years of experience helping companies grow. From 1999 through 2008, he served as the CEO of YDI/Proxim Wireless, an early pioneer of the wireless networking equipment industry. From 2009 through 2010, he served as a consultant and later the President of Ubiquiti Networks, now Ubiquiti, Inc. (NYSE: UI), a world leading provider of wireless and non-wireless networking equipment. He currently serves as the CEO of QAR Industries, Inc., an investment company that holds interests in a portfolio of public and private companies, including Antenna Products Corporation and SeeView Securities, Inc. Mr. Fitzgerald earned a Bachelor of Arts in Economics and Juris Doctorate from the University of California, Los Angeles.

The Company believes that Mr. Fitzgerald’s extensive experience in and knowledge of the information technology (“IT”) industry and career serving in management-level positions for public and private companies make him a valuable member of the Board.

Thomas Salerno was appointed President, Chief Executive Officer and Treasurer of the Company effective as of March 23, 2020. Since 2011, Mr. Salerno had served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit. Mr. Salerno has over 20 years of experience in the technology consulting industry. Prior to joining the Company, Mr. Salerno spent eight years at Open Systems Technology as Associate Director, two years as Vice President of Sales and Recruiting for Versatech Consulting, and three years as an Account Representative for Robert Half Technologies. Mr. Salerno holds a Bachelor’s Degree from Johnson and Wales University.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during the fiscal year ended May 31, 2020.

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

Audit Committee

The Audit Committee’s current members are H. Timothy Eriksen, Bradly M. Tirpak and Robert Fitzgerald. Each of the members of the Audit Committee is an independent director under the rules of the NASDAQ Capital Market. The Audit Committee’s primary functions are to assist the Board in monitoring the integrity of the Company’s financial statements and systems of internal control. The Audit Committee has direct responsibility for the appointment, independence and performance of the Company’s independent auditors. The Audit Committee is responsible for pre-approving any engagements of the Company’s independent auditors. The Audit Committee operates under a written charter approved by the Board on September 16, 2004, and amended as of October 10, 2008. A copy of the Audit Committee Charter is available on the Investor Relations page of the Company’s website at www.tsrconsulting.com.

The Board has determined that H. Timothy Eriksen, the Chairman of the Audit Committee, Bradley M. Tirpak and Robert Fitzgerald all meet the requirements of an “audit committee financial expert” as such term is defined in applicable regulations of the SEC.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to the Company for the fiscal years ended May 31, 2020 and 2019. The Named Executive Officers for the fiscal years ended May 31, 2020 and 2019 are (1) Thomas Salerno, our President and Chief Executive Officer; (2) John G. Sharkey, our Senior Vice President and Chief Financial Officer; and (3) Christopher Hughes, who served as President and Chief Executive Officer prior to his removal effective February 29, 2020 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Thomas Salerno, President and Chief Executive Officer (1)	2020	$317,000	(4)	$25,000	$-	$-	$-	$-	$3,000	(5)	$345,000

John G. Sharkey,	2020	$295,000		$-	$-	$-	$-	$-	$6,000	(6)	$301,000
Senior Vice President and Chief Financial Officer (2)	2019	$250,000		$75,000	$-	$-	$-	$-	$6,000	(6)	$331,000

Christopher Hughes,	2020	$300,000	(7)	$-	$-	$-	$-	$-	$22,000	(9)	$322,000
Former President and Chief Executive Officer (3)	2019	$390,000		$100,000	$-	$-	$-	$-	$25,000	(8)	$515,000

(1)	Thomas Salerno was appointed as President and Chief Executive Officer of the Company effective March 23, 2020 and served as Acting CEO of the Company from January 27, 2020 to March 23, 2020 due to a leave of absence by Mr. Hughes during this time. He has also served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit, in fiscal year 2020.
(2)	John G. Sharkey was appointed as Senior Vice President and Chief Financial Officer effective June 1, 2019. Previously, Mr. Sharkey served as Vice President, Finance.
(3)	Christopher Hughes served as President and Chief Executive Officer of the Company in the 2019 fiscal year and a portion of the 2020 fiscal year until he was removed from his officer positions effective February 29, 2020.
(4)	Represents the sum of the pro-rated amount of an annual base salary of $300,000 for the period from June 1, 2019 to January 26, 2020 and the pro-rated amount of an annual base salary of $350,000 for the period beginning on January 27, 2020.
(5)	Amount related to Mr. Salerno’s personal use of an automobile provided by the Company.
(6)	Amounts related to Mr. Sharkey’s personal use of an automobile provided by the Company.
(7)	Represents the pro-rated amount of an annual base salary of $400,000 for the period ended on February 29, 2020.
(8)	Of this amount, $3,000 related to Mr. Christopher Hughes’ personal use of an automobile provided by the Company for the 2019 fiscal year; and $22,000 was paid to Mr. Christopher Hughes for premiums for medical insurance benefits for the 2019 fiscal year.
(9)	Of this amount, $4,000 related to Mr. Christopher Hughes’ personal use of an automobile provided by the Company for the period ended on February 29, 2020; and $18,000 was paid to Mr. Christopher Hughes for premiums for medical insurance benefits for the period ended on February 29, 2020. The nature of certain additional expenses incurred by Mr. Hughes is currently the subject of litigation and thus, the Company cannot determine at this time what, if any, amount of such additional expenses may constitute All Other Compensation.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the end of the fiscal year ended May 31, 2020.

Employment Agreements and Arrangements

Employment Agreement with Thomas Salerno

On July 11, 2018, TSR Consulting Services, Inc. entered into a written employment agreement with Thomas Salerno (the “Salerno Employment Agreement). The Salerno Employment Agreement expires July 10, 2021 (“Expiration Date”) and any continued employment will be on an “at-will” basis. The Salerno Employment Agreement provided for an annualized base salary in the amount of $250,000, which has been increased to $350,000 in connection with Mr. Salerno’s appointment to the chief executive officer position. In addition to base salary, the Salerno Employment Agreement provides that Mr. Salerno will receive a car allowance and will be eligible to receive an annual cash bonus for each fiscal year in an amount determined by the company. In connection with Mr. Salerno’s appointment to the chief executive officer position, the Company also paid him a sign-on bonus of $25,000.

In the event that the company terminates Mr. Salerno’s employment other than (a) for “Cause” (as defined in the Salerno Employment Agreement), (b) as a result of Mr. Salerno’s death or disability or, (c) due to the expiration of the term, both (A) prior to the Expiration Date and (B) upon, within one year following the consummation of a Change in Control (as defined in the Salerno Employment Agreement), then in addition to Mr. Salerno’s Accrued Obligations (as defined in the Salerno Employment Agreement), (i) the company shall be obligated to pay to Mr. Salerno a severance payment equal to the sum of (A) one year of his base salary (at the rate in effect on the termination date) plus (B) one times the amount of the annual bonus paid to him in the prior fiscal year (collectively, the “Severance Payment”); (ii) if Mr. Salerno timely elects to continue and maintain group health plan coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the company will reimburse him for a portion of the healthcare continuation payments under COBRA actually paid by him for the coverage period ending on the earlier of (A) the one year anniversary of his termination date, and (B) the date he becomes eligible to obtain healthcare coverage from a new employer (the “COBRA Assistance Period”), which portion will be equal to (x) the amount of the monthly health care premium payment under COBRA actually paid by him for COBRA coverage during the COBRA Assistance Period, less (y) the amount he would have been required to contribute toward health insurance coverage during the COBRA Assistance Period if he had remained an active employee of the company (the “COBRA Assistance”). The company’s obligation to provide the Severance Payment and COBRA Assistance to Mr. Salerno shall be contingent upon his executing a general release of all claims against the Company, its subsidiaries and their respective officers, directors, shareholders, partners, members, employees, agents and related parties in a form satisfactory to the company.

The Salerno Employment Agreement incorporates the terms and provisions of a Maintenance of Confidence and Non-Compete Agreement between the company and Mr. Salerno dated as of June 16, 2011. The Maintenance of Confidence and Non-Compete Agreement sets forth Mr. Salerno’s covenants against the disclosure of confidential information and covenants against the solicitation of customers, employees and independent contractors (all in accordance with the terms set forth therein).

Amended and Restated Employment Agreement with John G. Sharkey

On May 24, 2019, the Company entered into a written amended and restated employment agreement with John G. Sharkey (the “Sharkey Employment Agreement”) that superseded the employment agreement that the Company and Mr. Sharkey had entered into in June 2015. The Sharkey Employment Agreement terminates May 31, 2020 and automatically renews for successive renewal terms of one (1) year each unless either party gives notice of non-renewal to the other party at least thirty (30) days prior to the expiration of the initial term or the then-current renewal term. The Sharkey Employment Agreement provides for an annualized base salary in the amount of $285,000 for the period from June 1, 2019 through December 31, 2019. Beginning January 1, 2020, the annualized base salary increases to the amount of $310,000. Thereafter, the Compensation Committee will review Mr. Sharkey’s base salary on an annual basis and the Board may increase his base salary, in its sole discretion. In addition to base salary, the Sharkey Employment Agreement provides that Mr. Sharkey will be eligible to receive an annual cash bonus for each fiscal year in an amount determined by the Compensation Committee in its sole discretion and subject to the approval of the Board, which may be based upon standards that the Compensation Committee establishes with Mr. Sharkey, subject to the Board’s approval. The target amount of the annual bonus will not be less than $85,000, provided that the actual amount of the annual bonus may be higher or lower than the target amount. The Sharkey Employment Agreement further provides that the Company pay Mr. Sharkey an annual bonus in the amount of $75,000 for the fiscal year ended May 31, 2019, which is the annual bonus that is to be paid to Mr. Sharkey under the terms of the Mr. Sharkey’s former employment agreement for the fiscal year ending May 31, 2019 and which the Company paid in a lump sum. As set forth in the Summary Compensation Table above, the Company did not pay an annual bonus to Mr. Sharkey for the fiscal year ended May 31, 2020.

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

Amended and Restated Employment Agreement with Christopher Hughes

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

The Company terminated Christopher Hughes effective February 29, 2020 for “Cause” as defined in the Amended and Restated Hughes Employment Agreement.  On March 2, 2020, the Company received a letter from Mr. Hughes, providing notice of his intent to resign for “Good Reason” as defined in the Amended and Restated Hughes Employment Agreement pursuant to which he claimed to be entitled to the “Enhanced Severance Amount” under the Amended and Restated Hughes Employment Agreement. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff Hughes alleges that he was terminated without cause or in the alternative, that he resigned for good reason and seeks contractual severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees.  The Company denies his allegations in their entirety and filed counterclaims against him.

Director Compensation

The following table sets forth information concerning the compensation of the non-officer directors of the Company who served as directors during the fiscal year ended May 31, 2020. Directors of the Company who also serve as executive officers of the Company are not paid any compensation for their service as directors. For the fiscal year ended May 31, 2020, Christopher Hughes was the only director of the Company who also served as an executive officer. He resigned as Chairman and member of the Board on December 30, 2019.

Name	Fees Earned Or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bradley M. Tirpak (1)	$12,500	$-	$-	$-	$-	$-	$12,500

H. Timothy Eriksen (1)	$12,500	$-	$-	$-	$-	$-	$12,500

Robert Fitzgerald (2)	$10,000	$-	$-	$-	$-	$-	$10,000

Ira D. Cohen (3)	$5,000	$-	$-	$-	$-	$-	$5,000

William J. Kelly (4)	$6,875	$-	$-	$-	$-	$-	$6,875

Brian J. Mangan (4)	$11,875	$-	$-	$-	$-	$-	$11,875

Joseph Pennacchio (4)	$5,000	$-	$-	$-	$-	$-	$5,000

Raymond A. Roel(3)	$7,500	$-	$-	$-	$-	$-	$7,500

Eric M. Stein (4)	$6,875	$-	$-	$-	$-	$-	$6,875

(1)	Elected to serve as a director of the Company at the annual meeting of stockholders on October 22, 2019.
(2)	Appointed to serve as a director of the Company by the Board on December 30, 2019.
(3)	Was not re-elected as a director of the Company at the annual meeting of stockholders on October 22, 2019.
(4)	Resigned from the Board on December 30, 2019.

For their service, members of the Board who are not officers of the Company received a pro-rated amount of an annual retainer of $10,000, payable quarterly, based on period of time they respectively served during fiscal 2020.

Bradley M. Tirpak received a pro-rated amount of an additional annual retainer of $10,000 for his service as Chairman of the Board during fiscal 2020 starting from December 30, 2019.

H. Timothy Eriksen received a pro-rated amount of an additional annual retainer of $10,000 for his service as Chairman of the Audit Committee during fiscal 2020 starting from December 30, 2019. Mr. Eriksen did not receive any additional retainer for his service as Chairman of the Nominating Committee of the Board or lead independent director during fiscal 2020 starting from December 30, 2019.

Robert Fitzgerald received a pro-rated amount of an additional annual retainer of $10,000 for his service as Chairman of the Compensation Committee during fiscal 2020 starting from December 30, 2019. Mr. Fitzgerald did not receive any additional retainer for his service as Chairman of the Special Committee of the Board during fiscal 2020 starting from December 30, 2019.

Raymond A. Roel received $5,000 for his director service and $2,500 for his service as Chairman of the Compensation Committee during fiscal 2020 ended on October 22, 2019.

Ira D. Cohen received $5,000 for his director service and did not receive any additional fee for his service as Chairman of the Special Committee during fiscal 2020 ended on October 22, 2019.

Brian J. Mangan received $5,000 for his director service, $5,000 for his service as Chairman of the Audit Committee during fiscal 2020 ended on December 30, 2019 and $1,875 for his service as Chairman of the Special Committee during fiscal 2020 from October 22, 2019 to December 30, 2019.

Each of Eric M. Stein and William J. Kelly received $5,000 for their respective director service and $1,875 for their respective service as member of the Special Committee during fiscal 2020 ended on December 30, 2019.

Joseph Pennacchio received $5,000 for his director service during fiscal 2020 ended on December 30, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders and Security Ownership of Management

The outstanding voting stock of the Company as of September 25, 2020 consisted of 1,962,062 shares of Common Stock. The table below sets forth the beneficial ownership of the Common Stock of the Company’s directors, executive officers and persons known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock as of September 25, 2020:

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)		Percent of Class
Bradley M. Tirpak (2)(3)	-		-
H. Timothy Eriksen (2)(3)	-		-
Thomas Salerno (2)(7)	-		-
John G. Sharkey (2)(8)	6,750		0.3%
Fintech Consulting LLC (4)	376,000		19.2%
Robert Fitzgerald (2)(3)(5)	139,200	(6)	7.1%
Tajuddin Haslani (4)	376,100	(12)	19.2%
Philip J. LaBlonde (9)	135,000		6.9%
QAR Industries, Inc. (5)	139,200		7.1%
Zeff Capital, L.P. (10)	437,774		22.3%
Zeff Holding Company, LLC (10)	437,774	(11)	22.3%
Daniel Zeff (10)	437,774	(11)	22.3%
Christopher Hughes (13)	11,842	(14)	0.6%
All Directors and Executive Officers as a Group (5 persons)	145,950		7.4%

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s Common Stock if such person has voting or investment power with respect to such shares. This includes shares of Common Stock (a) subject to options exercisable within sixty (60) days, and (b) (1) owned by a person’s spouse, (2) owned by other immediate family members who share a household with such person, or (3) held in trust or held in retirement accounts or funds for the benefit of the such person, over which shares the person named in the table may possess voting and/or investment power. Unless otherwise stated herein, each beneficial owner has sole voting power and sole investment power.
(2)	This executive officer and/or director maintains a mailing address at 400 Oser Avenue, Suite 150, Hauppauge, New York 11788.
(3)	Such person currently serves as a director of the Company.
(4)	Based on a Schedule 13D filed by Fintech Consulting LLC and Tajuddin Haslani with the SEC on July 30, 2018. Based on the Schedule 13D, Tajuddin Haslani is the managing member of Fintech Consulting LLC and the reporting persons maintain a mailing address at 120 S. Wood Avenue, Suite 300, Iselin, New Jersey 08830.
(5)	Based on an Amendment to Schedule 13D filed by QAR Industries, Inc. and Robert Fitzgerald with the SEC on September 10, 2019. Robert Fitzgerald is the President of QAR Industries, Inc. and the reporting persons maintain a mailing address at 101 SE 25th Avenue, Mineral Wells, Texas 76067.
(6)	Represents the same shares owned by QAR Industries, Inc.
(7)	Mr. Thomas Salerno served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit, since 2011. He was appointed as President and Chief Executive Officer of the Company effective March 23, 2020 and served as Acting CEO of the Company from January 27, 2020 to March 23, 2020.
(8)	John G. Sharkey served as the Vice President, Finance, Controller and Secretary of the Company until June 1, 2019. Effective June 1, 2019, Mr. Sharkey was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company.
(9)	Based on a Schedule 13D filed by Philip J. LaBlonde with the SEC on August 12, 2016. Based on the Schedule 13D, Philip J. LaBlonde maintains a mailing address at 15120 Honors Circle, Carmel, Indiana 46033.
(10)	Based on an Amendment to Schedule 13D filed by Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff with the SEC on August 17, 2020. Based on the Amendment to Schedule 13D, Zeff Capital, L.P. is the owner of the 437,774 shares reported on the Amendment; Zeff Holding Company, LLC is the general partner of Zeff Capital, L.P.; Daniel Zeff is the sole manager of Zeff Holding Company, LLC; and all of the reporting persons maintain a mailing address at 885 Sixth Avenue, New York, New York 10001.
(11)	Represents the same shares owned by Zeff Capital, L.P.
(12)	Includes 376,000 shares owned by Fintech Consulting LLC.
(13)	Mr. Christopher Hughes served as President, Chief Executive Officer and Treasurer of the Company until February 29, 2020.
(14)	Includes 5,566 shares held of record by Christopher Hughes’ wife, as to which Mr. Hughes has disclaimed beneficial ownership.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

On August, 30, 2019, the Company entered into the Settlement Agreement with certain investors including Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff, QAR Industries, Inc. and Robert Fitzgerald, and Fintech Consulting, LLC and Tajuddin Haslani (collectively, “Investor Parties”), each of whom has been a beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, with respect to the proxy contest pertaining to the election of directors at the 2018 annual meeting of stockholders, which was held on October 22, 2019. Pursuant to the Settlement Agreement, the parties agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

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

Pursuant to the Settlement Agreement, (1) the Company agreed to adopt an amendment to the Company’s Amended and Restated By-Laws, dated April 9, 2015 (the “By-Laws Amendment”), providing that stockholders of the Company owning at least forty percent (40%) of the issued and outstanding Common Stock may request a special meeting of stockholders; (2) the Investor Parties agreed not to take any action to call or otherwise cause a special meeting of stockholders to occur prior to December 30, 2019 (unless the Company had failed to hold the 2018 annual meeting of stockholders); (3) the Company agreed to amend and restate the Company’s Rights Agreement, dated August 29, 2018 (the “Amended Rights Agreement”), to confirm that a Distribution Date (as defined in the Amended Rights Agreement) shall not occur as a result of any request by any of the Investor Parties for a special meeting; (4) the Company agreed that prior to the earlier of (A) the completion of the Repurchase and the payment of the Settlement Payment and (B) January 1, 2020, the Board of Directors shall not consist of more than seven (7) directors.

Pursuant to the terms of the Settlement Agreement, the two nominees for director made by Zeff Capital, L.P., Bradley M. Tirpak and H. Timothy Eriksen, were nominated and subsequently elected as directors at the Company’s 2018 annual meeting of stockholders held on October 22, 2019.

Pursuant to the terms of the Settlement Agreement, inasmuch as the Repurchase was not completed and the Settlement Payment was not made by December 30, 2019, the members of the Board of Directors (other than the two directors who were nominated by Zeff Capital, L.P. and elected as directors at the 2018 annual meeting of stockholders) resigned from the Board effective 5:00 p.m. Eastern Time on December 30, 2019. Immediately thereafter, the two remaining directors appointed Robert Fitzgerald to the Board of Directors.

In addition, the Settlement Agreement provides for mutual releases between the Company and each of the Investor Parties and certain of their affiliates. Each of the Investor Parties and certain of their affiliates also agreed to certain customary standstill provisions, including without limitation, with regard to certain actions in connection with the 2018 annual meeting of stockholders, Extraordinary Transactions (as defined in the Settlement Agreement) with the Company, and the acquisition of any securities (or beneficial ownership thereof) of the Company, each of which expired on December 30, 2019.

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

In addition, on April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement Agreement. In exchange for certain mutual releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date.

Board of Directors and Director Independence

The Board of Directors for the 2020 fiscal year consisted of Bradley M. Tirpak (Chairman), H. Timothy Eriksen and Robert Fitzgerald. In addition, Ira D. Cohen and Raymond A. Roel served as directors during the 2020 fiscal year until October 22, 2019 when they were not re-elected at the 2018 annual meeting of stockholders on such date. Christopher Hughes, William J. Kelly, Brian J. Mangan, Joseph Pennacchio and Eric M. Stein also served as directors during the 2020 fiscal year until December 30, 2019 when they resigned on such date.

Bradley M. Tirpak, H. Timothy Eriksen, Robert Fitzgerald, Ira D. Cohen, William J. Kelly, Brian J. Mangan, Eric M. Stein and Raymond A. Roel qualify as “independent directors” under the NASDAQ rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by CohnReznick LLP for professional services related to the audit of the Company’s consolidated financial statements and the review of the consolidated condensed financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended May 31, 2020 and 2019 were $78,000, respectively.

Audit-Related Fees

There were no fees billed by CohnReznick LLP for audit related services for the fiscal years ended May 31, 2020 or 2019.

Tax Fees

There were no fees billed by CohnReznick LLP for tax services during the fiscal years ended May 31, 2020 or 2019.

All Other Fees

There were no fees billed by CohnReznick LLP related to any other non-audit services for the fiscal years ended May 31, 2020 or 2019.

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

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements filed as part of this report are indexed in the table of contents of the Original Filing and incorporated by reference to the Original Filing. Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report on Form 10-K/A.

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K/A, SEPTEMBER 28, 2020

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended May 31, 1998 filed by the Company on August 26, 1998.

3.2	Certificate of Designations of Class A Preferred Stock, Series One, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K by the Company filed on August 29, 2018.

3.3	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended May 31, 2020.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended May 31, 2020.

4.2	Amended and Restated Rights Agreement dated as of September 3, 2019 between the Company and Continental Stock Transfer & Trust Company as Rights Agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 3, 2019.

10.1	Amended and Restated Employment Agreement dated as of June 1, 2019 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 24, 2019.

10.2	Employment Agreement dated as of July 11, 2018 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended May 31, 2020.

10.3	Note, dated as of April 8, 2020 between JPMorgan Chase Bank, N.A. and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 17, 2020.

10.4	Loan and Security Agreement dated as of November 27, 2019 among Access Capital, Inc., TSR, Inc., TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix S.A.R.L., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 2, 2019.

10.5	Term Sheet, dated as of April 1, 2020, by and between Zeff Capital, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2020.

10.6	Agreement dated August 13, 2020 by and among the Company, Zeff Capital L.P., Zeff Holding Company, LLC and Daniel Zeff., incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended May 31, 2020.

10.7	Settlement and Release Agreement, dated as of August 30, 2019, by and among TSR, Inc., Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting, LLC and Tajuddin Haslani, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 3, 2019.

10.8	Share Repurchase Agreement, dated as of August 30, 2019, by and among TSR, Inc., Christopher Hughes, Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting, LLC and Tajuddin Haslani, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 3, 2019.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended May 31, 2020.

31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

101	XBRL (extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended May 31, 2020 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSR, INC.

Date: September 28, 2020	By:	/s/ Thomas Salerno
Thomas Salerno
President, Chief Executive Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 2020	By:	/s/ Thomas Salerno
Thomas Salerno
Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: September 28, 2020	By:	/s/ John G. Sharkey
John G. Sharkey
Sr. Vice President and Principal Accounting Officer

Date: September 28, 2020	By:	/s/ Bradley M. Tirpak
Bradley M. Tirpak, Chairman of the Board of Directors

Date: September 28, 2020	By:	/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

Date: September 28, 2020	By:	/s/ Robert Fitzgerald
Robert Fitzgerald, Director