Form 10-Q
period 2020-08-31
TSR INC
filed 2020-10-13
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
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

As of October 9, 2020, there were 1,962,062 shares of common stock, par value $.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2020	2020
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$10,802,362	$9,730,022
Marketable securities	40,760	50,344
Accounts receivable, net of allowance for doubtful accounts of $181,000	6,597,935	7,057,365
Other receivables	7,298	5,088
Prepaid expenses	179,907	202,862
Prepaid and recoverable income taxes	606,051	598,893
Total Current Assets	18,234,313	17,644,574
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $279,070 and $276,673	25,771	20,191
Other assets	49,653	49,653
Right-of-use asset	322,371	377,182
Deferred income taxes	787,000	784,000
Total Assets	$19,419,108	$18,875,600

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,232,652	$503,166
Accrued expenses and other current liabilities	3,336,025	3,031,633
Advances from customers	1,169,833	1,181,234
Revolving line of credit	63,981	501,134
Operating lease liability - current	170,915	188,799
Legal settlement payable - current	288,548	-
Total Current Liabilities	6,261,954	5,405,966
Operating lease liability, net of current portion	155,732	192,409
Legal settlement payable, net of current portion	549,096	827,822
SBA Paycheck Protection Program loan payable	6,659,220	6,659,220
Total Liabilities	13,626,002	13,085,417

Commitments and contingencies
Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 and 0 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	14,138,796	14,141,796
	19,272,806	19,275,806
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	5,758,803	5,761,803
Noncontrolling interest	34,303	28,380
Total Equity	5,793,106	5,790,183
Total Liabilities and Equity	$19,419,108	$18,875,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended August 31, 2020 and 2019

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2020	2019

Revenue, net	$14,514,006	$14,946,562

Cost of sales	12,182,922	12,671,052
Selling, general and administrative expenses	2,271,301	3,189,463
	14,454,223	15,860,515
Income (loss) from operations	59,783	(913,953)

Other income (expense):
Interest income and (expense), net	(52,276)	4,915
Unrealized gain (loss) on marketable securities, net	(9,584)	2,696

Loss before income taxes	(2,077)	(906,342)
Benefit from income taxes	(5,000)	(247,000)

Consolidated net income (loss)	2,923	(659,342)
Less: Net income attributable to noncontrolling interest	5,923	3,672

Net loss attributable to TSR, Inc.	$(3,000)	$(663,014)

Basic and diluted net loss per TSR, Inc. common share	$(0.00)	$(0.34)

Basic and diluted weighted average number of common shares outstanding	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months Ended August 31, 2020 and 2019

(UNAUDITED)

	Shares of		Additional				Non-
	common	Common	paid-in	Retained	Treasury	TSR, Inc.	controlling	Total
	stock	stock	capital	earnings	stock	equity	interest	equity

Balance at May 31, 2019	3,114,163	$31,142	$5,102,868	$15,268,224	$(13,514,003)	$6,888,231	$28,792	$6,917,023

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,672	3,672

Net loss attributable to TSR, Inc.	-	-	-	(663,014)	-	(663,014)	-	(663,014)
Balance at August 31, 2019	3,114,163	$31,142	$5,102,868	$14,605,210	$(13,514,003)	$6,225,217	$32,464	$6,257,681

	Shares of		Additional				Non-
	common	Common	paid-in	Retained	Treasury	TSR, Inc.	controlling	Total
	stock	stock	capital	earnings	stock	equity	interest	equity

Balance at May 31, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	5,923	5,923

Net loss attributable to TSR, Inc.	-	-	-	(3,000)	-	(3,000)	-	(3,000)
Balance at August 31, 2020	3,114,163	$31,142	$5,102,868	$14,138,796	$(13,514,003)	$5,758,803	$34,303	$5,793,106

Note - The Company has issued 3,114,163 of common stock and has acquired 1,152,101 treasury shares, resulting in 1,962,062 shares outstanding at August 31, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2020 and 2019

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2020	2019

Cash flows from operating activities:
Consolidated net income (loss)	$2,923	$(659,342)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	2,396	1,497
Unrealized (gain) loss on marketable securities, net	9,584	(2,696)
Deferred income taxes	(3,000)	(269,000)
Non-cash lease expense	250	1,652

Changes in operating assets and liabilities:
Accounts receivable	459,430	95,091
Other receivables	(2,210)	(1,256)
Prepaid expenses	22,955	54,724
Prepaid and recoverable income taxes	(7,158)	23,945
Accounts payable, other payables, accrued expenses and other current liabilities	1,033,878	(353,361)
Advances from customers	(11,401)	(20,724)
Legal settlement payable	9,822	-
Net cash provided by (used in) operating activities	1,517,469	(1,129,470)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	247,000
Purchases of equipment and leasehold improvements	(7,976)	-

Net cash (used in) provided by investing activities	(7,976)	247,000

Cash flows from financing activities:
Net drawings on line of credit	(437,153)	-
Net cash used in financing activities	(437,153)	-

Net increase (decrease) in cash and cash equivalents	1,072,340	(882,470)
Cash and cash equivalents at beginning of period	9,730,022	3,694,989
Cash and cash equivalents at end of period	$10,802,362	$2,812,519

Supplemental disclosures of cash flow data:
Income taxes paid	$6,000	$17,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2020, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2020 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2021. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2020.

2.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other potentially dilutive securities outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2020 and May 31, 2020:

	August 31,	May 31,
	2020	2020

Cash in banks	$10,749,923	$9,677,848
Money market funds	52,439	52,174
	$10,802,362	$9,730,022

4.	Marketable Securities

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

Level 2- These are investments where values are based on quoted market prices that are not active or model derived valuations in which all significant inputs are observable in active markets.

Level 3- These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2020 and May 31, 2020 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2020	Level 1	Level 2	Level 3	Total
Equity Securities	$40,760	$-	$-	$40,760
	$40,760	$-	$-	$40,760

May 31, 2020	Level 1	Level 2	Level 3	Total
Equity Securities	50,344	-	-	$50,344
	$50,344	$-	$-	$50,344

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at August 31, 2020 and May 31, 2020 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
August 31, 2020	Cost	Gains	Losses	Value
Current
Equity Securities	$16,866	$23,894	$-	$40,760
	$16,866	$23,894	$-	$40,760

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Recorded
May 31, 2020	Cost	Gains	Losses	Value
Current
Equity Securities	$16,866	$33,478	$-	$50,344
	$16,866	$33,478	$-	$50,344

The Company’s investments in marketable securities consist primarily of investments in equity securities. Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market values.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

5.	Fair Value of Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities, and advances from customers, the amounts presented in the condensed consolidated financial statements approximate fair value because of the short-term maturities of these instruments. The reported amounts of the revolving line of credit and the loan payable approximate fair value given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

6.	Equity

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

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

Preferred Stock Rights

The Preferred Stock will not be redeemable. Each share of Preferred Stock will be entitled to receive, when, as and if declared by the Board of Directors, (a) cash dividends in an amount per share (rounded to the nearest cent) equal to 100 times the aggregate per share amount of all cash dividends declared or paid on the Common Stock and (b) a preferential quarterly cash dividend (the “Preferential Dividends”) in an amount equal to $50.00 per share of Preferred Stock less the per share amount of all cash dividends declared on the Preferred Stock pursuant to clause (a) of this sentence. Each share of Preferred Stock will entitle the holder thereof to 100 votes per share, voting together with the holders of the Common Stock as a single class, except as otherwise provided in the Certificate of Designations of Class A Preferred Stock Series One filed by the Company with the Delaware Secretary of State or the Company’s Certificate of Incorporation, as amended, or Amended and Restated By-laws, as amended. In the event of any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each outstanding share of Preferred Stock shall at the same time be similarly exchanged for or changed into the aggregate amount of stock, securities, cash and/or other property (payable in like kind), as the case may be, for which or into which each share of Common Stock is changed or exchanged, multiplied by 100. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, (a) no distribution shall be made to the holders of shares of stock ranking junior to the Preferred Stock unless the holders of the Preferred Stock shall have received the greater of (i) $100 per share of Preferred Stock plus an amount equal to accrued and unpaid dividends and distributions thereon or (ii) an amount equal to 100 times the aggregate amount to be distributed per share to holders of the Common Stock, and (b) no distribution shall be made to the holders of stock ranking on a parity upon liquidation, dissolution or winding up with the Preferred Stock unless simultaneously therewith distributions are made ratably to the holders of the Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of shares of Preferred Stock are entitled under clause (a)(i) of this sentence and to which the holders of such parity shares are entitled, in each case upon such liquidation, dissolution or winding up.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

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

7.	Other Matters

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

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

August 31, 2020

(Unaudited)

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

During the quarter ending February 29, 2020, the Company negotiated a settlement with Zeff Capital, L.P. to reimburse it for legal expenses of $900,000 (net present value of $818,000 accrued at February 29, 2020) by entering into a binding term sheet on April 1, 2020. The parties entered into a final agreement reflecting these terms on August 13, 2020. For additional information about this matter, please refer to Note 12, Legal Settlement with Investor.

Please also refer to Note 11, Termination of Former CEO, regarding an ongoing lawsuit originally filed by the Company’s former Chief Executive Officer against the Company in the Supreme Court of the State of New York in March 2020.

8.	Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also elected the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases.

9.	Leases

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

For the three months ended August 31, 2020 and 2019, the Company’s operating lease expense for these leases was $115,422 and $96,958, respectively.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

Future minimum lease payments under non-cancellable operating leases as of August 31, 2020 were as follows:

(note: payments related to the lease expiring February 28, 2021 are not included below because it is a one year lease)

Twelve Months Ended August 31,
2021	$187,692
2022	161,708
Total undiscounted operating lease payments	349,400
Less imputed interest	22,753
Present value of operating lease payments	$326,647

The following table sets forth the right-of-use assets and operating lease liabilities as of August 31, 2020:

Assets
Right-of-use assets	$322,371
Liabilities
Current operating lease liabilities	$170,915
Long-term operating lease liabilities	155,732
Total operating lease liabilities	$326,647

The weighted average remaining lease term for the Company’s operating leases is 1.6 years.

10.	Line of Credit

On November 27, 2019, TSR closed on a revolving credit facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) that initially provided up to $7,000,000 in funding to TSR and its direct and indirect subsidiaries, TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix, S.A.R.L., each of which, together with TSR, is a borrower under the Credit Facility. Each of the borrowers has provided a security interest to the Lender in all of their respective assets to secure amounts borrowed under the Credit Facility.

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of August 31, 2020 was 3.25%, indicating an interest rate of 5.0% on the line of credit. The initial term of the Credit Facility is 5 years, which shall automatically renew for successive 5-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender.

As of August 31, 2020, the net borrowings outstanding against this line of credit facility were $63,981. The amount the Company has borrowed fluctuates and, at times in the prior fiscal year, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

11.	Termination of Former CEO

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

12.	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. (See Note 8.) In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date.

13.	COVID-19

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

14.	Payroll Protection Program Loan

On April 15, 2020, the Company received loan proceeds of $6,659,220 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A., a national banking association (the “Lender”).

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

15.	Subsequent Event- Geneva Consulting Group Acquisition

On September 1, 2020, the Company completed the acquisition of all of the outstanding stock of Geneva Consulting Group, Inc., a New York corporation (“Geneva”) and provider of temporary and permanent information technology personnel based in Port Washington, New York. The stock of Geneva was purchased from the three shareholders of Geneva (the “Sellers”), none of which had, or will have following the acquisition, a material relationship with the Company or its affiliates.

The purchase price for the shares of Geneva is comprised of the following: (i) $1.45 million in cash paid to Sellers at the closing of the acquisition, (ii) an amount, up to $0.75 million, that is equal to the amount of Geneva’s loan under the PPP that is forgiven by the SBA, (iii) an amount, up to $0.30 million which may be paid as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”) and (iv) bonus payments payable in $10,000 increments. Any such Earnout Payments and bonus payments will be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at Company clients on such dates.

The Company has incurred approximately $300,000 in legal fees, business broker fees, valuation services, accounting fees and other expenses to complete the Geneva acquisition, of which $122,000 of these expenses were recorded in the quarter ended August 31, 2020.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future:

Three months ended August 31, 2020 compared with three months ended August 31, 2019

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2020		August 31, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$14,514	100.0%	$14,947	100.0%
Cost of sales	12,183	83.9%	12,671	84.8%
Gross profit	2,331	16.1%	2,276	15.2%
Selling, general and administrative expenses	2,271	15.7%	3,190	21.3%
Income (loss) from operations	60	0.4%	(914)	(6.1)%
Other income (expense), net	(62)	(0.4)%	8	0.0%
Loss before income taxes	(2)	(0.0)%	(906)	(6.1)%
Benefit from income taxes	(5)	0.0%	(247)	1.7%
Consolidated net income (loss)	3	0.0%	(659)	(4.4)%
Less: Net income attributable to noncontrolling interest	6	0.0%	4	0.0%

Net loss attributable to TSR, Inc.	$(3)	(0.0)%	$(663)	(4.4)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2020 decreased approximately $433,000 or 2.9% from fiscal 2019. Revenue for the current quarter decreased due to lower overall average number of consultants on billing with customers which decreased from 375 for the quarter ended August 31, 2019 to 336 for the quarter ended August 31, 2020, while the average number of computer programming consultants also decreased from 329 for the quarter ended August 31, 2019 to 272 in the quarter ended August 31, 2020. The 336 consultants on billing for the current period include an equivalent 64 administrative (non-IT) workers that the Company placed at the customers’ requests as compared with the prior year which included an equivalent 46 administrative (non-IT) workers.

We have experienced and continue to experience terminated assignments and a decrease in demand for new assignments due to the COVID-19 pandemic, which has led to the lower average number of consultants and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continue to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. As of August 31, 2020, the Company had used 100% of the PPP loan funds to fund its payroll and other allowable expenses. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the quarter ended August 31, 2020 decreased approximately $488,000 or 3.9% to $12,183,000 from $12,671,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers and from a decrease in the average rates paid to consultants on billing. Cost of sales as a percentage of revenue decreased from 84.8% in the quarter ended August 31, 2019 to 83.9% in the quarter ended August 31, 2020. The percentage decrease in cost of sales for the current quarter as compared to the prior year quarter (3.9% decrease) was higher than the percentage decrease in revenue for the current quarter as compared to the prior year quarter (2.9% decrease), causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $919,000 or 28.8% from $3,190,000 in the quarter ended August 31, 2019 to $2,271,000 in the quarter ended August 31, 2020. The decrease in these expenses primarily resulted from a decrease of $726,000 in amounts paid for legal services from the prior year related to shareholder litigation and increased costs surrounding our annual meeting, as well as a reduction of approximately $64,000 in compensation expenses for the former CEO who was terminated on February 29, 2020 (net of additional amounts paid to the new CEO during the period). Selling, general and administrative expenses, as a percentage of revenue, decreased from 21.3% in the quarter ended August 31, 2019 to 15.7% in the quarter ended August 31, 2020.

Other Income (Expense)

Other income (expense) for the quarter ended August 31, 2020 resulted primarily from interest expense of approximately $52,000 and a mark to market loss of approximately $10,000 on the Company’s marketable equity securities. Other income for the quarter ended August 31, 2019 resulted primarily from interest and dividend income of $5,000 and a mark to market gain of approximately $3,000 on the Company’s marketable equity securities.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the quarters ended August 31, 2020 and 2019 reflects the Company’s estimated effective tax rate for the years ending May 31, 2021 and 2020, respectively. These rates resulted in a benefit of 250.0% for the quarter ended August 31, 2020 and a benefit of 27.3% for the quarter ended August 31, 2019. The effective rate for the current is not meaningful due to the small amount of the pre-tax loss.

TSR, INC. AND SUBSIDIARIES

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was approximately $3,000 in the quarter ended August 31, 2020 compared to a loss of $663,000 in the quarter ended August 31, 2019. The decrease in net loss was primarily attributable to a decrease in selling, general and administrative expenses due to the decreased legal fees described above.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the quarter ended August 31, 2020. The Company expects that its cash and cash equivalents and the Company’s line of credit pursuant to a Loan and Security Agreement with Access Capital, Inc. will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured the line of credit to increase its liquidity as necessary. As of August 31, 2020, the net borrowings outstanding against this line of credit facility were approximately $64,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility in the prior fiscal year to fund its payroll and other obligations. Additionally, in April 2020, the Company secured a SBA Paycheck Protection Program Loan (“PPP Loan”) in the amount of $6,659,000. At the time of application, the Company determined that the loan was necessary in order to secure the Company’s ability to meet its obligations in the face of potential disruptions in it business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP loan funds to fund its payroll and for other allowable expenses under the PPP loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. While there is no guarantee that the Company will receive forgiveness for any outstanding amounts under the PPP Loan, it believes that it has acted in compliance with the terms of the program and plans to seek forgiveness of the PPP Loan.

At August 31, 2020, the Company had working capital (total current assets in excess of total current liabilities) of approximately $11,972,000 including cash and cash equivalents and marketable securities of $10,843,000 as compared to working capital of $12,239,000 including cash and cash equivalents and marketable securities of $9,780,000 at May 31, 2020.

Net cash flow of approximately $1,517,000 was provided by operations during the quarter ended August 31, 2020 as compared to $1,129,000 of net cash flow used in operations in the prior year period. The cash provided operations for the three months ended August 31, 2020 primarily resulted from an increase in accounts payable and other payables and accrued expenses of $1,034,000 and a decrease in accounts receivable of $459,000. The cash used in operations for the three months ended August 31, 2019 primarily resulted from the consolidated net loss of $659,000, an increase in deferred taxes of $269,000, primarily from net operating loss carryforwards, and a decrease in accounts payable and other payables and accrued expenses of $353,000.

Net cash used in investing activities of approximately $8,000 for the three months ended August 31, 2020 primarily resulted from purchases of fixed assets. Net cash provided by investing activities of $247,000 for the three months ended August 31, 2019 primarily resulted from the proceeds of a matured certificate of deposit not being reinvested.

Net cash used in financing activities of approximately $437,000 during the quarter ended August 31, 2020 resulted from net payments on the Company’s line of credit with Access Capital. There was no net cash provided by or used in financing activities during the quarter ended August 31, 2019.

The Company’s capital resource commitments at August 31, 2020 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were approximately $327,000 and $838,000, respectively, as of August 31, 2020. The Company intends to finance these commitments primarily from the Company’s available cash and line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

TSR, INC. AND SUBSIDIARIES

Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also elected the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of August 31, 2020.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

Legal Settlement with Investor

During the quarter ending February 29, 2020, the Company negotiated a settlement with the Company’s largest stockholder to reimburse it for legal expenses of $900,000 (net present value of $818,000), by entering into a binding term sheet on April 1, 2020. The parties entered into a final agreement reflecting these terms on August 13, 2020. (See Note 12 to the Condensed Consolidated Financial Statements elsewhere in this report.)

Christopher Hughes v. TSR, Inc., Docket No. 651753-2020 (NY Supr. Ct, New York County)

Christopher Hughes, the former Chief Executive Officer of the Company (“Plaintiff”), filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff alleges that he was terminated without cause or in the alternative that he resigned for reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Plaintiff, Plaintiff seeks contractual severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety and has filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion.

At this time, it is not possible to predict the outcome of this litigation matter or its effect on the Company and the Company’s consolidated financial position.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factors included below, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as filed with the Securities and Exchange Commission.

The Company is currently subject to ongoing litigation with its former CEO which, like other future lawsuits or investigations, could divert our resources or result in substantial liabilities.

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

We may be additionally in the future subject to legal or administrative proceedings and litigation which may be costly to defend and could materially harm our business, financial conditions and operations. With respect to any litigation, the Company’s insurance may not reimburse it or may not be sufficient to reimburse it for the self-insured retention that the Company is required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation may adversely impact the Company’s business, operating results or financial condition.

TSR, INC. AND SUBSIDIARIES

Our business, financial condition and results of operations have been negatively impacted by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19 have and may continue to have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 across the world has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. As the extent and duration of the COVID-19 outbreak is still unknown, international stock markets have experienced volatility reflecting the uncertainty associated with the slow-down in the global economy and the resulting governmental responses to the pandemic. If COVID-19 continues to progress in ways that disrupt our customers’ demand for computer programing services or staffing needs or otherwise continues to disrupt our operations, such disruptions may continue to negatively affect, and may in the future materially affect, our operating results. The majority of our workforce and customer base is located in New Jersey and New York and typically works on-site at client locations. However, on March 20, 2020 New York Governor Cuomo signed the New York State on PAUSE executive order, which includes a new directive that all non-essential businesses statewide close in-office personnel functions effective March 22 to mitigate the impact of the COVID-19 pandemic and we determined that the Company is a non-essential business. In response to these public health directives and orders, we have implemented and maintained work-from-home policies for certain employees. The effects of continued executive orders, stay at home orders and our work-from-home policies may negatively impact productivity, disrupt our business and impact our ability to service our clients and our clients need for our services, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Similar, and perhaps more severe, disruptions in our operations could negatively impact, and may materially negatively impact, our business, operating results and financial condition. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could resume or continue to occur, related to COVID-19 or other infectious diseases could impact us and the business operations of our vendors and customers. Additionally, if the spread of COVID-19 limits our ability to make workers available either because they are ill or due to work-from-home orders, this likely would negatively affect, and may materially negatively affect, our operating results, cash flow and business.

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

We recently completed the acquisition of Geneva Consulting Group, Inc. (“Geneva”) and may conduct additional acquisitions in the future. Due to the risks and uncertainties related to the acquisition of new businesses, any such acquisitions do not guarantee that we will be able to attain or maintain profitability.

On September 1, 2020, we completed the acquisition of all of the outstanding stock of Geneva, a provider of temporary and permanent information technology personnel based in Port Washington, New York, which we believe will help diversify our business and expand the scope of our services. As part of a potential growth strategy, we may attempt to acquire or merge with certain businesses. Whether we realize the potential benefits from any such transactions, including the acquisition of Geneva, will depend in part upon the integration of the acquired businesses, the performance of the acquired assets and services, and the personnel hired in connection therewith. Accordingly, our results of operations could be adversely impacted by transaction-related costs, amortization of intangible assets, and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibit 31.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date:	October 13, 2020	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President,
Treasurer and Principal Executive Officer

Date:	October 13, 2020	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President and Principal Accounting Officer