Form 10-Q
period 2020-11-30
TSR INC
filed 2021-01-19
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2020

☐ Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 001-38838

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

As of January 13, 2021, there were 1,962,062 shares of common stock, par value $0.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2020	May 31, 2020
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,192,748	$9,730,022
Marketable securities	38,680	50,344
Accounts receivable, net of allowance for doubtful accounts of $181,000	8,007,737	7,057,365
Other receivables	29,224	5,088
Prepaid expenses	351,419	202,862
Prepaid and recoverable income taxes	567,251	598,893
Total Current Assets	16,187,059	17,644,574

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $281,466 and $276,673	38,057	20,191
Other assets	76,442	49,653
Right-of-use assets	391,212	377,182
Intangible assets, net	1,757,250	-
Goodwill	785,883	-
Deferred income taxes	858,000	784,000

Total Assets	$20,093,903	$18,875,600

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,675,144	$503,166
Accrued expenses and other current liabilities	3,564,589	3,031,633
Advances from customers	1,169,833	1,181,234
Revolving line of credit	100,037	501,134
Operating lease liabilities - current	224,256	188,799
Legal settlement payable - current	291,822	-
Total Current Liabilities	7,025,681	5,405,966

Operating lease liabilities, net of current portion	307,563	192,409
Legal settlement payable, net of current portion	555,643	827,822
SBA Paycheck Protection Program loan payable	6,659,220	6,659,220
Total Liabilities	14,548,107	13,085,417

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 and 0 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,102,868	5,102,868
Retained earnings	13,892,038	14,141,796
	19,026,048	19,275,806
Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	5,512,045	5,761,803

Noncontrolling interest	33,751	28,380
Total Equity	5,545,796	5,790,183

Total Liabilities and Equity	$20,093,903	$18,875,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Six Months Ended November 30, 2020 and 2019
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Revenue, net	$16,068,577	$15,233,869	$30,582,583	$30,180,431

Cost of sales	13,233,492	12,784,085	25,416,414	25,455,137
Selling, general and administrative expenses	3,058,618	2,385,530	5,329,919	5,574,993
	16,292,110	15,169,615	30,746,333	31,030,130
Income (loss) from operations	(223,533)	64,254	(163,750)	(849,699)

Other income (loss):
Interest income and (expense), net	(51,697)	2,992	(103,973)	7,907
Unrealized gain (loss) on marketable securities, net	(2,080)	8,512	(11,664)	11,208
Income (loss) before income taxes	(277,310)	75,758	(279,387)	(830,584)
Provision for (benefit from) income taxes	(30,000)	8,000	(35,000)	(239,000)
Consolidated net income (loss)	(247,310)	67,758	(244,387)	(591,584)
Less: Net income (loss) attributable to noncontrolling interest	(552)	6,246	5,371	9,918

Net income (loss) attributable to TSR, Inc.	$(246,758)	$61,512	$(249,758)	$(601,502)

Basic and diluted net income (loss) per TSR, Inc. common share	$(0.13)	$0.03	$(0.13)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months and Six Months Ended November 30, 2020 and 2019
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2019	3,114,163	$31,142	$5,102,868	$15,268,224	$(13,514,003)	$6,888,231	$28,792	$6,917,023

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,672	3,672

Net loss attributable to TSR, Inc.	-	-	-	(663,014)	-	(663,014)	-	(663,014)

Balance at Aug. 31, 2019	3,114,163	$31,142	$5,102,868	$14,605,210	$(13,514,003)	$6,225,217	$32,464	$6,257,681

Net income attributable to noncontrolling interest	-	-	-	-	-	-	6,246	6,246

Distribution to noncontrolling interest	-	-	-	-	-	-	(11,000)	(11,000)

Net income attributable to TSR, Inc.	-	-	-	61,512	-	61,512	-	61,512

Balance at November 30, 2019	3,114,163	$31,142	$5,102,868	$14,666,722	$(13,514,003)	$6,286,729	$27,710	$6,314,439

Balance at May 31, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	5,923	5,923

Net loss attributable to TSR, Inc.	-	-	-	(3,000)	-	(3,000)	-	(3,000)

Balance at Aug. 31, 2020	3,114,163	$31,142	$5,102,868	$14,138,796	$(13,514,003)	$5,758,803	$34,303	$5,793,106

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(552)	(552)

Net loss attributable to TSR, Inc.	-	-	-	(246,758)	-	(246,758)	-	(246,758)

Balance at November 30, 2020	3,114,163	$31,142	$5,102,868	$13,892,038	$(13,514,003)	$5,512,045	$33,751	$5,545,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2020 and 2019

(UNAUDITED)

	Six Months Ended November 30,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(244,387)	$(591,584)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,543	2,995
Unrealized (gain) loss on marketable securities, net	11,664	(11,208)
Deferred income taxes	(74,000)	(252,000)
Non-cash lease expense	(18)	2,797
Non-cash Right-of-use asset impairment charge	136,599	-

Changes in operating assets and liabilities:
Accounts receivable	(171,442)	375,524
Other receivables	(24,136)	(3,267)
Prepaid expenses	(143,308)	(143,899)
Prepaid and recoverable income taxes	31,642	14,445
Other assets	(26,789)	-
Accounts payable, other payables, accrued expenses and other current liabilities	1,434,986	(633,458)
Advances from customers	(11,401)	5,542
Legal settlement payable	19,643	-
Net cash provided by (used in) operating activities	986,596	(1,234,113)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	247,000
Purchase of Geneva Consulting Group, Inc., net of cash acquired of $241,946	(3,100,114)	-
Purchases of equipment and leasehold improvements	(22,659)	-
Net cash provided by (used in) investing activities	(3,122,773)	247,000

Cash flows from financing activities:
Net repayments on line of credit	(401,097)	-
Distribution to noncontrolling interest	-	(11,000)
Net cash used in financing activities	(401,097)	(11,000)

Net decrease in cash and cash equivalents	(2,537,274)	(998,113)
Cash and cash equivalents at beginning of period	9,730,022	3,694,989
Cash and cash equivalents at end of period	$7,192,748	$2,696,876

Supplemental disclosures of cash flow data:
Income taxes paid	$8,000	$17,000

Non-cash investing and finance activities:
Right-of-use asset and operating lease liability	$261,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2020, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2020 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2021. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2020.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding. The Company had no stock options or other common stock equivalents outstanding during any of the periods presented.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2020 and May 31, 2020:

	November 30, 2020	May 31, 2020
Cash in banks	$7,140,043	$9,677,848
Money market funds	52,705	52,174
	$7,192,748	$9,730,022

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

4.	Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value under GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

The Company determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flows.

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

●	non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and

●	long-lived assets measured at fair value due to an impairment assessment under ASC 360-10-15, Impairment or Disposal of Long-Lived Assets.

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

●	Level 1 - inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2 - inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 - inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity. Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company classifies such financial assets or liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

November 30, 2020

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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2020 and May 31, 2020 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2020	Level 1	Level 2	Level 3	Total
Equity Securities	$38,680	$-	$-	$38,680
	$38,680	$-	$-	$38,680

May 31, 2020	Level 1	Level 2	Level 3	Total
Equity Securities	$50,344	$-	$-	$50,344
	$50,344	$-	$-	$50,344

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at November 30, 2020 and May 31, 2020 are summarized as follows:

November 30, 2020 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$21,814	$-	$38,680
	$16,866	$21,814	$-	$38,680

May 31, 2020 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$33,478	$-	$50,344
	$16,866	$33,478	$-	$50,344

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

November 30, 2020

(Unaudited)

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

The Rights will separate and begin trading separately from the Common Stock, and Rights Certificates will be issued to evidence the Rights, on the earlier to occur of (a) the Close of Business (as such term is defined in the Rights Agreement) on the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person (as such term is defined in the Rights Agreement), group of affiliated or associated Persons or any other Person with whom such Person is Acting in Concert (as defined in the Rights Agreement) has acquired Beneficial Ownership (as defined in the Rights Agreement) of 5% or more of the outstanding Common Stock (an “Acquiring Person”) (or, in the event an exchange is effected in accordance with Section 27 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (b) the Close of Business on the tenth Business Day (as such term is defined in the Rights Agreement) (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the Beneficial Ownership by a Person or group of 5% or more of the outstanding Common Stock (the earlier of such dates, the “Distribution Date”). As soon as practicable after the Distribution Date, unless the Rights are recorded in book-entry or other uncertificated form, the Company will prepare and cause the Right Certificates to be sent to each record holder of Common Stock as of the Close of Business on the Distribution Date.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

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

November 30, 2020

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

November 30, 2020

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

On August 7, 2019, following the Company’s initial rescheduling of the 2018 annual meeting of stockholders (the “2018 Annual Meeting”) for September 13, 2019 and the filing of Preliminary Proxy Statements by the Company and Zeff Capital, L.P., Zeff Capital, L.P. filed a complaint in the Delaware Court of Chancery against the Company seeking an order requiring the Company to hold its next annual meeting of stockholders on or around September 13, 2019, and obligating the Company to elect Class I and Class III directors at that annual meeting.

On August 13, 2019, the Company filed a motion for preliminary injunction in the SDNY Action in advance of the Company’s 2018 Annual Meeting originally scheduled for September 13, 2019, and requested leave to file a motion for expedited discovery. The Court denied the Company’s motion for preliminary injunction but ordered Zeff Capital, L.P. to “make clear that the second set of directors” described by Zeff Capital, L.P. in its preliminary proxy statement “is contingent upon the resolution of a proceeding in Delaware Chancery Court.”

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

November 30, 2020

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

November 30, 2020

(Unaudited)

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

On December 24, 2019, Ms. Paskowitz moved for preliminary approval of the Stockholder Litigation Settlement. On May 21, 2020, the Court entered an order preliminarily approving the Stockholder Litigation Settlement. On July 9, 2020, the parties submitted an agreed upon proposed scheduling order for final approval of the Stockholder Litigation Settlement and a proposed mailing notice of the Stockholder Litigation Settlement to the Company’s stockholders. On December 16, 2020, the Court entered a scheduling order, which approved the form of the parties’ mailing notice, and provided that the hearing for final approval of the Stockholder Litigation Settlement will be held on April 20, 2021. Among other deadlines, the scheduling order provided that TSR must provide notice of the Stockholder Litigation Settlement to applicable stockholders by December 31, 2021, and that any objections to the Stockholder Litigation Settlement must be filed by April 5, 2021. Although the Company believes that the Stockholder Litigation Settlement represents a fair and reasonable compromise of the matters in dispute in the Stockholder Litigation, there can be no assurance that the court will approve the Stockholder Litigation Settlement as proposed, or at all.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

During the quarter ended February 29, 2020, the Company negotiated a settlement with Zeff Capital, L.P. to reimburse it for legal expenses of $900,000 (net present value of $818,000 accrued at February 29, 2020) by entering into a binding term sheet on April 1, 2020. The parties entered into a final agreement reflecting these terms on August 13, 2020. For additional information about this matter, please refer to Note 12, Legal Settlement with Investor.

Please also refer to Note 11, Termination of Former CEO, regarding an ongoing lawsuit originally filed by the Company’s former Chief Executive Officer against the Company in the Supreme Court of the State of New York in March 2020.

8.	Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ended May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also elected the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases.

9.	Leases

The Company leases the space for its three offices. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating leases are in right-of-use assets and operating lease liabilities are in our consolidated condensed balance sheets.

The Company’s leases for its three offices are classified as operating leases.

The lease agreements expire on December 31, 2020, February 28, 2021 and August 31, 2022, respectively, and do not include any renewal options. During the current quarter, the Company extended its lease expiring December 31, 2020 to December 31, 2023. Additionally, the Company entered into a sublease agreement on its lease expiring August 31, 2022. Due to the fact that the future sublease cash inflows will be less than the carrying value of the corresponding right-of-use asset, the Company recorded a right-of-use asset impairment charge of $136,599 in the quarter ended November 30, 2020.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months ended November 30, 2020 and 2019, the Company’s operating lease expense for these leases was $230,922 and $198,803, respectively.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

Future minimum lease payments under non-cancellable operating leases as of November 30, 2020 were as follows:

(note: payments related to the lease expiring February 28, 2021 are not included below because it is a one-year lease)

Twelve Months Ending November 30,
2021	$252,848
2022	218,006
2023	99,557
2024	8,317
Total undiscounted operating lease payments	578,728
Less imputed interest	46,909
Present value of operating lease payments	$531,819

The following table sets forth the right-of-use assets and operating lease liabilities as of November 30, 2020:

Assets
Right-of-use assets, net	$391,212

Liabilities
Current operating lease liabilities	$224,256
Long-term operating lease liabilities	307,563
Total operating lease liabilities	$531,819

The weighted average remaining lease term for the Company’s operating leases is 1.9 years.

10.	Line of Credit

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of November 30, 2020 was 3.25%, indicating an interest rate of 5.0% on the line of credit. The initial term of the Credit Facility is 5 years, which shall automatically renew for successive 5-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants as of November 30, 2020 and through the date of this filing.

As of November 30, 2020, the net borrowings outstanding against this line of credit facility were $100,037. The amount the Company has borrowed fluctuates and, at times in the prior fiscal year, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

11.	Termination of Former CEO

The Company terminated Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), effective February 29, 2020 for “Cause” as defined in Section 6(a) of his Amended and Restated Employment Agreement dated August 9, 2018 (the “Employment Agreement”). Despite having already been terminated from employment, on March 2, 2020, the Company received a letter from Mr. Hughes, providing notice of his intent to resign for “Good Reason” as defined in Section 7(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Enhanced Severance Amount” under the Employment Agreement. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff Hughes alleges that he was terminated without cause or in the alternative that he resigned for good reason and therefore, pursuant to the Employment Agreement, Hughes seeks severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety and has filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion.

12.	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. (See Note 7) In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The estimated present value of these payments is $847,000 at November 30, 2020.

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

November 30, 2020

(Unaudited)

14.	Payroll Protection Program Loan

On April 15, 2020, the Company received loan proceeds of $6,659,220 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A., a national banking association.

The original term of the PPP Loan was two years. The term may be extended to five years by the SBA and the lender. The annual interest rate on the PPP Loan is 0.98%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining a judgment against the Company.

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

The purchase price for the shares of Geneva is comprised of the following: (i) $1,452,000 in cash paid to Sellers at the closing of the acquisition, (ii) an amount of $748,000, that is equal to the amount of Geneva’s loan under the PPP that was not assumed by the Company and is expected to be substantially forgiven by the SBA, (iii) an amount, up to $300,000 which may be paid as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”), (iv) bonus payments payable in $10,000 increments, (v) $747,000 for the net working capital of Geneva as of closing and (vi) other purchase price adjustments of which $36,000 has been paid to date. Any Earnout Payments and bonus payments will be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at Company clients on such dates.

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their preliminary estimated fair values. The Company determined the preliminary estimated fair values with the assistance of valuations performed by an independent third-party specialist. We expect to complete the valuation of the net assets in the third quarter of fiscal 2021.

The Company has incurred approximately $278,000 in legal fees, business broker fees, valuation services, accounting fees and other expenses to complete the Geneva acquisition, of which $122,000 of these expenses were recorded in the quarter ended August 31, 2020 and $156,000 in the quarter ended November 30, 2020. All acquisition related costs have been expensed as incurred and included in selling, general and administrative expenses.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020

(Unaudited)

The following table summarizes the components of the purchase price at fair values at September 1, 2020:

Cash consideration paid to date	$2,983,264
Estimated earnout and other liabilities	358,796
Total purchase price	$3,342,060

The following table summarizes the allocation of purchase price at preliminary estimated fair values at September 1, 2020:

Cash	$241,946
Accounts receivable	778,930
Prepaid expenses	5,249
Intangible assets (see Note 17)	1,800,000
Goodwill	785,883
Accrued expenses	(269,948)
Net assets	$3,342,060

The purchase agreement for the Geneva acquisition provides for earn-out payments of up to $300,000 plus bonus amounts in $10,000 increments which are earned through August 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure (Level 3 of the fair value hierarchy). The earn-out was and will continue to be revalued quarterly using a present value approach and any resulting increase or decrease will be recorded into selling, general and administrative expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgement is employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date and subsequent period ends. Accordingly, significant variances between actual and forecasted results or changes in the assumptions can materially impact the amount of contingent consideration expense we record in future periods.

The following unaudited pro forma financial information presents the combined operating results of the Company and Geneva Consulting Group as if the acquisition had occurred as of the beginning of the earliest period presented. Pro forma data is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future operating results.

Unaudited pro forma financial information assuming the acquisition of Geneva Consulting group as of June 1, 2019 is presented in the following table (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
Revenue	$16,069	$17,889	$32,020	$34,990
Net income (loss)	$(247)	$193	$(488)	$(482)
Earnings (loss) per share	$(0.13)	$0.10	$(0.25)	$(0.25)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2020
(Unaudited)

16.	Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount of a unit is greater than its fair value.

17.	Intangible assets

The Company amortizes its intangible assets over their estimated useful lives and will review these assets for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Intangible assets identified in the Geneva Consulting Group acquisition are as follows:

	September 1, 2020	Amortization	November 30, 2020
Database (estimated life 5 years)	$230,000	$11,500	$218,500
Non-compete agreement (estimated life 2 years)	10,000	1,250	8,750
Trademark (estimated life 3 years)	60,000	5,000	55,000
Customer relationships (estimated life 15 years)	1,500,000	25,000	1,475,000
Total	$1,800,000	$42,750	$1,757,250

No instances of triggering events or impairment indicators were identified at November 30, 2020.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future.

Three months ended November 30, 2020 compared with three months ended November 30, 2019

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2020		November 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$16,069	100.0%	$15,234	100.0%
Cost of sales	13,234	82.4%	12,784	83.9%
Gross profit	2,835	17.6%	2,450	16.1%
Selling, general and administrative expenses	3,059	19.0%	2,386	15.7%
Income (loss) from operations	(224)	(1.4)%	64	0.4%
Other income (expense), net	(54)	(0.3)%	12	0.1%
Income (loss) before income taxes	(278)	(1.7)%	76	0.5%
Provision for (benefit from) income taxes	(30)	(0.2)%	8	0.1%
Consolidated net income (loss)	(248)	(1.5)%	68	0.4%
Less: Net income (loss) attributable to noncontrolling interest	(1)	(0.0)%	6	0.0%
Net income (loss) attributable to TSR, Inc.	$(247)	(1.5)%	$62	0.4%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2020 increased approximately $835,000 or 5.5% from the quarter ended November 30, 2019. Without revenue of $1,962,000 from the Geneva acquisition, revenue would have decreased $1,127,000 or 7.4%. Revenue for the current quarter increased due to higher overall average number of consultants on billing with customers which increased from 378 for the quarter ended November 30, 2019 to 383 for the quarter ended November 31, 2020, with Geneva contributing 44 of the 383 average number of consultants on billing.

We have experienced and continue to experience terminated assignments and a decrease in demand for new assignments due to the COVID-19 pandemic, which has led to a lower number of consultant placements and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. As of November 30, 2020, the Company had used 100% of the PPP loan funds to fund its payroll and other allowable expenses. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the quarter ended November 30, 2020 increased approximately $450,000 or 3.5% to $13,234,000 from $12,784,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants on billing with customers resulting from the Geneva acquisition. Cost of sales as a percentage of revenue decreased from 83.9% in the quarter ended November 30, 2019 to 82.4% in the quarter ended November 30, 2020. The percentage increase in cost of sales for the current quarter as compared to the prior year quarter (3.5% increase) was lower than the percentage increase in revenue for the current quarter as compared to the prior year quarter (5.5% increase), causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $673,000 or 28.2% from $2,386,000 in the quarter ended November 30, 2019 to $3,059,000 in the quarter ended November 30, 2020. The increase in these expenses primarily resulted from $491,000 in expenses from the newly acquired Geneva operation. These expenses are expected to decrease going forward as we combine operations. The Company also incurred approximately $156,000 of expenses in the quarter related to the acquisition. Additionally, the Company recorded an asset impairment charge of $137,000 in the current quarter due to the signing of a subletting agreement for one of its offices. Selling, general and administrative expenses, as a percentage of revenue, increased from 15.7% in the quarter ended November 30, 2019 to 19.0% in the quarter ended November 30, 2020.

Other Income (Expense)

Other income (expense) for the quarter ended November 30, 2020 resulted primarily from interest expense of approximately $52,000 and a mark to market loss of approximately $2,000 on the Company’s marketable equity securities. Other income for the quarter ended November 30, 2019 resulted primarily from interest and dividend income of $3,000 and a mark to market gain of approximately $9,000 on the Company’s marketable equity securities.

Income Tax Provision (Benefit)

The income tax benefit included in the Company’s results of operations for the quarters ended November 30, 2020 and 2019 reflects the Company’s estimated effective tax rate for the years ending May 31, 2021 and 2020, respectively. These rates resulted in a benefit of 10.8% for the quarter ended November 30, 2020 and a provision of 10.5% for the quarter ended November 30, 2019. The effective tax rates for these periods are not meaningful due to the small amount of pre-tax income and loss.

Net Income (Loss) Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was approximately $247,000 in the quarter ended November 30, 2020 compared to net income of $62,000 in the quarter ended November 30, 2019. The net loss in the current quarter was primarily attributable to an increase in selling, general and administrative expenses due to the Geneva acquisition and the impairment charge resulting from the subletting of one of the Company’s offices.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2020 compared with six months ended November 30, 2019

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2020		November 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$30,583	100.0%	$30,180	100.0%
Cost of sales	25,417	83.1%	25,455	84.3%
Gross profit	5,166	16.9%	4,725	15.7%
Selling, general and administrative expenses	5,330	17.4%	5,575	18.5%
Loss from operations	(164)	(0.5)%	(850)	(2.8)%
Other income (expense), net	(116)	(0.4)%	19	0.0%
Loss before income taxes	(280)	(0.9)%	(831)	(2.8)%
Benefit from income taxes	(35)	0.1%	(239)	0.8%
Consolidated net loss	(245)	(0.8)%	(592)	(2.0)%
Less: Net income attributable to noncontrolling interest	5	0.0%	10	0.0%
Net loss attributable to TSR, Inc.	$(250)	(0.8)%	$(602)	(2.0)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2020 increased approximately $403,000 or 1.3% from the six month period ended November 30, 2019. Without revenue of $1,962,000 from the Geneva acquisition, revenue would have decreased $1,559,000 or 5.2%. Revenue for the current six months increased primarily due to higher average billing rates. These increased rates resulted from placements in higher level positions, not higher rates for similar positions from the prior year period. The increase in rates overcame a lower overall average number of consultants on billing with customers which decreased from 377 for the six months ended November 30, 2019 to 359 for the six months ended November 30, 2020, with Geneva contributing 22 of the 359 average number of consultants on billing for the six month period.

We have experienced and continue to experience terminated assignments and a decrease in demand for new assignments due to the COVID-19 pandemic, which has led to the lower number of consultant placements and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. As of November 30, 2020, the Company had used 100% of the PPP loan funds to fund its payroll and other allowable expenses. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the six months ended November 30, 2020 decreased approximately $38,000 or 0.1% to $25,417,000 from $25,455,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue decreased from 84.3% in the six months ended November 30, 2019 to 83.1% in the six months ended November 30, 2020. The percentage decrease in cost of sales for the current period as compared to the prior year period (0.1% decrease) added to the percentage increase in revenue for the current period as compared to the prior year period (1.3% increase), caused an increase in gross margins.

TSR, INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $245,000 or 4.4% from $5,575,000 in the six months ended November 30, 2019 to $5,330,000 in the six months ended November 30, 2020. The decrease in these expenses primarily resulted from a decrease of $847,000 in amounts paid for legal services and advisory from the prior year related to shareholder litigation and increased costs surrounding our proxy and annual meeting. There were an additional $491,000 in selling, general and administrative expenses from the newly acquired Geneva operation in fiscal 2021. The Company also incurred approximately $278,000 of expenses in the current six month period related to the acquisition. Additionally, the Company recorded an asset impairment charge of $137,000 in the current period due to the signing of a subletting agreement for one of its offices. Selling, general and administrative expenses, as a percentage of revenue, decreased from 18.5% in the six months ended November 30, 2019 to 17.4% in the six months ended November 30, 2020.

Other Income (Expense)

Other income (expense) for the six months ended November 30, 2020 resulted primarily from interest expense of approximately $104,000 and a mark to market loss of approximately $12,000 on the Company’s marketable equity securities. Other income for the six months ended November 30, 2019 resulted primarily from interest and dividend income of $8,000 and a mark to market gain of approximately $11,000 on the Company’s marketable equity securities.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the six months ended November 30, 2020 and 2019 reflects the Company’s estimated effective tax rate for the years ending May 31, 2021 and 2020, respectively. These rates resulted in a benefit of 12.5% for the six months ended November 30, 2020 and a benefit of 28.8% for the six months ended November 30, 2019. The effective rate for the current period is not meaningful due to the small amount of the pre-tax loss.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was approximately $250,000 in the six months ended November 30, 2020 compared to a loss of $602,000 in the six months ended November 30, 2019. The decrease in net loss was primarily attributable to a decrease in selling, general and administrative expenses due to the decreased legal services and advisory fees described above.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the six months ended November 30, 2020. The Company expects that its cash and cash equivalents and the Company’s line of credit pursuant to a Loan and Security Agreement with Access Capital, Inc. will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured the line of credit to increase its liquidity as necessary. As of November 30, 2020, the net borrowings outstanding against this line of credit facility were approximately $100,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility in the prior fiscal year to fund its payroll and other obligations. The Company was in compliance with all covenants under the line of credit facility as of November 30, 2020 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000. At the time of application, the Company determined that the loan was necessary in order to secure the Company’s ability to meet its obligations in the face of potential disruptions in it business operations and the potential inability of its customers to pay their accounts when due. As of November 30, 2020, the Company had used 100% of the PPP loan funds to fund its payroll and for other allowable expenses under the PPP loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. While there is no guarantee that the Company will receive forgiveness for any outstanding amounts under the PPP Loan, it believes that it has acted in compliance with the terms of the program and plans to seek forgiveness of the PPP Loan.

At November 30, 2020, the Company had working capital (total current assets in excess of total current liabilities) of approximately $9,161,000 including cash and cash equivalents and marketable securities of $7,231,000 as compared to working capital of $12,239,000 including cash and cash equivalents and marketable securities of $9,780,000 at May 31, 2020.

TSR, INC. AND SUBSIDIARIES

Net cash flow of approximately $987,000 was provided by operations during the six months ended November 30, 2020 as compared to $1,234,000 of net cash flow used in operations in the prior year period. The cash provided by operations for the six months ended November 30, 2020 primarily resulted from an increase in accounts payable and other payables and accrued expenses of $1,435,000 offset by the consolidated net loss of $244,000 and increases in accounts receivable and prepaid expenses of $171,000 and $143,000, respectively. The increase in accounts payable and accrued expenses primarily resulted from the deferral of $1,132,000 in payroll taxes as allowed by the Cares Act. The cash used in operations for the six months ended November 30, 2019 primarily resulted from the consolidated net loss of $592,000, a decrease in accounts payable and accrued expenses of $633,000 and an increase in deferred taxes of $252,000, which were offset, to an extent, by a decrease in accounts receivable of $376,000.

Net cash used in investing activities of approximately $3,123,000 for the six months ended November 30, 2020 primarily resulted from the acquisition of Geneva Consulting Group, Inc. in the amount of $3,100,000. Net cash provided by investing activities of $247,000 for the six months ended November 30, 2019 primarily resulted from the proceeds of a matured certificate of deposit not being reinvested.

Net cash used in financing activities of approximately $401,000 during the six months ended November 30, 2020 resulted from net payments on the Company’s line of credit with Access Capital. Net cash used in financing activities during the six months ended November 30, 2019 resulted from distributions to the minority interest of $11,000.

The Company’s capital resource commitments at November 30, 2020 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were approximately $532,000 and $847,000, respectively, as of November 30, 2020. The Company intends to finance these commitments primarily from the Company’s available cash and line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted ASU No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ended May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also elected the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Other than the consideration of the policies disclosed in Notes 16 and 17 to the condensed consolidated financial statements regarding the accounting for goodwill and intangible assets, there have been no changes in the Company’s significant accounting policies as of November 30, 2020.

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

Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently reported completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except such change as noted below.

On September 1, 2020, the Company acquired Geneva Consulting Group, Inc., which is now a wholly owned subsidiary of TSR, Inc. The Company is currently integrating policies, processes, technology and operations for the consolidated company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until we are fully integrated, we will maintain the operational integrity of each operating unit’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Legal Settlement with Investor

During the quarter ended February 29, 2020, the Company negotiated a settlement with the Company’s largest stockholder to reimburse it for legal expenses of $900,000 (net present value of $818,000 as of February 29, 2020), by entering into a binding term sheet on April 1, 2020. The parties entered into a final agreement reflecting these terms on August 13, 2020. (See Note 12 to the Condensed Consolidated Financial Statements elsewhere in this report.)

Christopher Hughes v. TSR, Inc., Docket No. 651753-2020 (NY Supr. Ct, New York County)

Christopher Hughes, the former Chief Executive Officer of the Company (“Plaintiff”), filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff alleges that he was terminated without cause or in the alternative that he resigned for reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Plaintiff, Plaintiff seeks severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety and has filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion.

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

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibit 10.1 – Employment Agreement, dated as of November 2, 2020, by and between Thomas C. Salerno and TSR, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2020 as Exhibit 10.1)

Exhibit 10.2 – Amended and Restated Employment Agreement, dated as of November 2, 2020, by and between John G. Sharkey and TSR, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on November 6, 2020 as Exhibit 10.2)

Exhibit 10.3 – TSR, Inc. 2020 Equity Incentive Plan (incorporated by reference to our current report on Form S-8 filed with the SEC on December 18, 2020 as Exhibit 4.6)

Exhibit 31.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: January 19, 2021	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: January 19, 2021	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President and Principal Accounting Officer