Form 10-Q
period 2021-02-28
TSR INC
filed 2021-04-14
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2021

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

As of April 13, 2021, there were 1,962,062 shares of common stock, par value $0.01 per share, issued and outstanding. Additionally, there were 177,500 unvested restricted shares awarded under the TSR, Inc. 2020 Equity Incentive Plan, subject to certain vesting criteria described herein.

TSR, INC. AND SUBSIDIARIES
INDEX

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2021	May 31, 2020
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$6,633,545	$9,730,022
Marketable securities	48,624	50,344
Accounts receivable, net of allowance for doubtful accounts of $181,000	8,873,053	7,057,365
Other receivables	29,656	5,088
Prepaid expenses	350,775	202,862
Prepaid and recoverable income taxes	541,251	598,893
Total Current Assets	16,476,904	17,644,574
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $286,356 and $276,673	43,823	20,191
Other assets	61,772	49,653
Right-of-use assets	956,023	377,182
Intangible assets, net	1,714,500	-
Goodwill	785,883	-
Deferred income taxes	967,000	784,000

Total Assets	$21,005,905	$18,875,600
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,967,594	$503,166
Accrued expenses and other current liabilities	3,958,557	3,031,633
Advances from customers	1,169,832	1,181,234
Revolving line of credit	27,638	501,134
Operating lease liabilities - current	274,477	188,799
Legal settlement payable - current	295,096	-
Total Current Liabilities	7,693,194	5,405,966

Operating lease liabilities, net of current portion	787,386	192,409
Legal settlement payable, net of current portion	562,191	827,822
SBA Paycheck Protection Program loan payable	6,659,220	6,659,220
Total Liabilities	15,701,991	13,085,417

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 30,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,161,951	5,102,868
Retained earnings	13,587,109	14,141,796
	18,780,202	19,275,806

Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	5,266,199	5,761,803

Noncontrolling interest	37,715	28,380
Total Equity	5,303,914	5,790,183

Total Liabilities and Equity	$21,005,905	$18,875,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months and Nine Months Ended February 28, 2021 and February 29, 2020

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Revenue, net	$17,160,494	$14,144,569	$47,743,077	$44,325,000

Cost of sales	14,414,611	12,124,514	39,831,025	37,579,651
Selling, general and administrative expenses	3,084,495	3,270,723	8,414,414	8,845,716
	17,499,106	15,395,237	48,245,439	46,425,367
Loss from operations	(338,612)	(1,250,668)	(502,362)	(2,100,367)

Other income (loss):
Interest expense, net	(51,297)	(41,301)	(155,270)	(33,394)
Unrealized gain (loss) on marketable securities, net	9,944	(2,024)	(1,720)	9,184

Loss before income taxes	(379,965)	(1,293,993)	(659,352)	(2,124,577)
Benefit from income taxes	(79,000)	(352,000)	(114,000)	(591,000)
Consolidated net loss	(300,965)	(941,993)	(545,352)	(1,533,577)

Less: Net income attributable to noncontrolling interest	3,964	3,109	9,335	13,027
Net loss attributable to TSR, Inc.	$(304,929)	$(945,102)	$(554,687)	$(1,546,604)
Basic net loss per TSR, Inc. common share	$(0.16)	$(0.48)	$(0.28)	$(0.79)
Diluted net loss per TSR, Inc. common share	$(0.16)	$(0.48)	$(0.28)	$(0.79)
Basic weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062
Diluted weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For The Three Months and Nine Months Ended February 28, 2021 and February 29, 2020

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

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For The Three Months and Nine Months Ended February 28, 2021 and February 29, 2020
(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	5,923	5,923

Net loss attributable to TSR, Inc.	-	-	-	(3,000)	-	(3,000)	-	(3,000)

Balance at Aug. 31, 2020	3,114,163	$31,142	$5,102,868	$14,138,796	$(13,514,003)	$5,758,803	$34,303	$5,793,106

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(552)	(552)

Net loss attributable to TSR, Inc.	-	-	-	(246,758)	-	(246,758)	-	(246,758)

Balance at November 30, 2020	3,114,163	$31,142	$5,102,868	$13,892,038	$(13,514,003)	$5,512,045	$33,751	$5,545,796

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,964	3,964

Non-cash stock compensation	-	-	59,083	-	-	59,083	-	59,083

Net loss attributable to TSR, Inc.	-	-	-	(304,929)	-	(304,929)	-	(304,929)

Balance at February 28, 2021	3,114,163	$31,142	$5,161,951	$13,587,109	$(13,514,003)	$5,266,199	$37,715	$5,303,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended February 28, 2021 and February 29, 2020
(UNAUDITED)

	Nine Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(545,352)	$(1,533,577)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	95,183	4,558
Unrealized (gain) loss on marketable securities, net	1,720	(9,184)
Deferred income taxes	(183,000)	(613,000)
Non-cash lease (recovery) expense	(34,785)	3,518
Non-cash right-of-use asset impairment charge	136,599	-
Non-cash stock-based compensation expense	59,083	-

Changes in operating assets and liabilities:
Accounts receivable	(1,036,758)	625,641
Other receivables	(24,568)	(3,556)
Prepaid expenses	(142,664)	(136,429)
Prepaid and recoverable income taxes	57,642	52,385
Other assets	(12,119)	-
Accounts payable, other payables, accrued expenses and other current liabilities	2,121,404	(861,108)
Advances from customers	(11,402)	39,021
Legal settlement payable	29,465	818,000
Net cash provided by (used in) operating activities	510,448	(1,613,731)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	492,000
Purchase of Geneva Consulting Group, Inc., net of cash acquired of $241,946	(3,100,114)	-
Purchases of equipment and leasehold improvements	(33,315)	(11,489)
Net cash (used in) provided by investing activities	(3,133,429)	480,511

Cash flows from financing activities:
Net drawings (repayments) on line of credit	(473,496)	940,304
Distribution to noncontrolling interest	-	(28,791)
Net cash (used in) provided by financing activities	(473,496)	911,513

Net decrease in cash and cash equivalents	(3,096,477)	(221,707)
Cash and cash equivalents at beginning of period	9,730,022	3,694,989
Cash and cash equivalents at end of period	$6,633,545	$3,473,282

Supplemental disclosures of cash flow data:
Income taxes paid	$12,000	$18,000

Non-cash investing and financing activities:
Right-of-use asset and operating lease liability	$846,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2020, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 28, 2021 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2021. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2020.

2.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting stock awards under its 2020 Equity Incentive Plan (see Note 19 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these stock awards of 77,037 and 94,199 in the three months and nine months ended February 28, 2021 respectively, have not been included for dilutive shares outstanding for the three months and nine months ended February 28, 2021 since the effect would be anti-dilutive due to the net losses incurred for those periods.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2021 and May 31, 2020:

	February 28, 2021	May 31, 2020
Cash in banks	$6,580,695	$9,677,848
Money market funds	52,850	52,174
	$6,633,545	$9,730,022

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

4.	Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (“GAAP”) and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

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
February 28, 2021
(Unaudited)

5.	Marketable Securities

The Company has characterized its investments in marketable securities, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2021 and May 31, 2020 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$48,624	$-	$-	$48,624
	$48,624	$-	$-	$48,624

May 31, 2020	Level 1	Level 2	Level 3	Total
Equity Securities	$50,344	$-	$-	$50,344
	$50,344	$-	$-	$50,344

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at February 28, 2021 and May 31, 2020 are summarized as follows:

February 28, 2021 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$31,758	$-	$48,624
	$16,866	$31,758	$-	$48,624

May 31, 2020 Current	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$33,478	$-	$50,344
	$16,866	$33,478	$-	$50,344

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

6.	Equity

Rights Plan / Preferred Stock

Amended and Restated Rights Agreement

On August 29, 2018, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share (“Common Stock”), of the Company outstanding on August 29, 2018 to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement, dated as of August 29, 2018, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Class A Preferred Stock, Series One, par value $0.01 per share (“Preferred Stock”), of the Company at a price of $24.78 per one one-hundredth of a share of Preferred Stock represented by a Right, subject to adjustment.

On August 30, 2019, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC and Tajuddin Haslani (collectively, the “Investor Parties”), pursuant to which the Company agreed to, among other things, amend and restate the Rights Agreement to provide that a “Distribution Date” (as defined below) shall not occur as a result of any request by any of the Investor Parties calling for a special meeting pursuant to Article II, Section 5 of the Amended and Restated By-Laws of the Company in accordance with the terms of the Settlement Agreement. (See Note 7, “Other Matters.”) Pursuant to the Settlement Agreement, the Company amended and restated the Rights Agreement on September 3, 2019 (the “A&R Rights Agreement”) to confirm that a Distribution Date shall not occur as a result of any request by any of the Investor Parties for a special meeting of the Company’s stockholders.

The following is a description of key terms of the A&R Rights Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Rights Agreement, which is filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2019.

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

The Rights will separate and begin trading separately from the Common Stock, and Rights Certificates will be issued to evidence the Rights, on the earlier to occur of (a) the Close of Business (as such term is defined in the A&R Rights Agreement) on the tenth day following a public announcement, or the public disclosure of facts indicating, that a Person (as such term is defined in the A&R Rights Agreement), group of affiliated or associated Persons or any other Person with whom such Person is Acting in Concert (as defined in the A&R Rights Agreement) has acquired Beneficial Ownership (as defined in the A&R Rights Agreement) of 5% or more of the outstanding Common Stock (an “Acquiring Person”) (or, in the event an exchange is effected in accordance with Section 27 of the A&R Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date) or (b) the Close of Business on the tenth Business Day (as such term is defined in the A&R Rights Agreement) (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer the consummation of which would result in the Beneficial Ownership by a Person or group of 5% or more of the outstanding Common Stock (the earlier of such dates, the “Distribution Date”). As soon as practicable after the Distribution Date, unless the Rights are recorded in book-entry or other uncertificated form, the Company will prepare and cause the Right Certificates to be sent to each record holder of Common Stock as of the Close of Business on the Distribution Date.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

An “Acquiring Person” will not include (i) the Company, (ii) any Subsidiary (as such term is defined in the A&R Rights Agreement) of the Company, (iii) any employee benefit plan or employee stock plan of the Company or any Subsidiary of the Company, or any trust or other entity organized, appointed, established or holding Common Stock for or pursuant to the terms of any such plan, or (iv) any Person who or which, at the time of the first public announcement of the A&R Rights Agreement, is a Beneficial Owner of 5% or more of the Common Shares then outstanding (a “Grandfathered Stockholder”). However, if a Grandfathered Stockholder becomes, after such time, the Beneficial Owner of any additional shares of Common Stock (regardless of whether, thereafter or as a result thereof, there is an increase, decrease or no change in the percentage of shares of Common Stock then outstanding beneficially owned by such Grandfathered Stockholder) then such Grandfathered Stockholder shall be deemed to be an Acquiring Person unless, upon such acquisition of Beneficial Ownership of additional shares of Common Stock, such Person is not the Beneficial Owner of 5% or more of the Common Stock then outstanding. In addition, upon the first decrease of a Grandfathered Stockholder’s Beneficial Ownership below 5%, such Grandfathered Stockholder will cease to be a Grandfathered Stockholder. In the event that after the time of the first public announcement of the A&R Rights Agreement, any agreement, arrangement or understanding pursuant to which any Grandfathered Stockholder is deemed to be the Beneficial Owner of Common Stock expires, terminates or no longer confers any benefit to or imposes any obligation on the Grandfathered Stockholder, any direct or indirect replacement, extension or substitution of such agreement, arrangement or understanding with respect to the same or different shares of Common Stock that confers Beneficial Ownership of Common Stock shall be considered the acquisition of Beneficial Ownership of additional shares of Common Stock by the Grandfathered Stockholder and render such Grandfathered Stockholder an Acquiring Person for purposes of the A&R Rights Agreement unless, upon such acquisition of Beneficial Ownership of additional shares of Common Stock, such Person is not the Beneficial Owner of 5% or more of the Common Stock then outstanding. The Rights are not exercisable until the Distribution Date. The Rights will expire on the Close of Business on August 29, 2021 (the “Expiration Date”).

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
February 28, 2021
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

First Amendment to A&R Rights Agreement

On January 5, 2021, the disinterested members of the Board of Directors of the Company approved a waiver for QAR Industries, Inc. to complete its proposed acquisition of shares owned by Fintech Consulting LLC (the “Acquisition”) under the Company’s A&R Rights Agreement so that a Distribution Date would not occur as a result of the Acquisition. On February 4, 2021, the Company entered into that certain First Amendment to the A&R Rights Agreement with the Rights Agent, which provides that a distribution date shall not occur as a result of the Acquisition. This description of this amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such amendment, which is filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on February 4, 2021.

Second Amendment to A&R Rights Agreement and Termination of A&R Rights Agreement as of March 31, 2021

At the Company’s combined 2019 and 2020 annual meeting of stockholders held on November 19, 2020, the Company’s stockholders approved an advisory vote to terminate the Company’s A&R Rights Agreement no later than August 29, 2021. On March 31, 2021, the Company entered into that certain Second Amendment to A&R Rights Agreement with the Rights Agent, pursuant to which the Expiration Date will be advanced from August 29, 2021 to March 31, 2021. As a result of this amendment, effective as of the close of business on March 31, 2021, the A&R Rights Agreement expired and are no longer outstanding and the A&R Rights Agreement was terminated by its terms. The description herein of this amendment is qualified in its entirety by reference to the full text of such amendment, which is filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed with the SEC on April 1, 2021.

Following the expiration of the Rights and the termination of the A&R Rights Agreement on April 1, 2021, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware eliminating the Class A Preferred Shares and returning them to authorized but undesignated shares of the Company’s preferred stock.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

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

Pursuant to the Settlement Agreement, (1) the Company agreed to adopt an amendment to the Company’s Amended and Restated By-Laws, dated April 9, 2015 (the “By-Laws Amendment”), providing that stockholders of the Company owning at least forty percent (40%) of the issued and outstanding Common Stock may request a special meeting of stockholders; (2) the Investor Parties agreed not to take any action to call or otherwise cause a special meeting of stockholders to occur prior to December 30, 2019 (unless the Company had failed to hold the 2018 Annual Meeting); (3) the Company agreed to amend and restate the Company’s Rights Agreement, dated August 29, 2018 (the “A&R Rights Agreement”), to confirm that a Distribution Date (as defined in the A&R Rights Agreement) shall not occur as a result of any request by any of the Investor Parties for a special meeting; (4) the Company agreed that prior to the earlier of (A) the completion of the Repurchase and the payment of the Settlement Payment and (B) January 1, 2020, the Board of Directors shall not consist of more than seven (7) directors.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

On December 24, 2019, Ms. Paskowitz moved for preliminary approval of the Stockholder Litigation Settlement. On May 21, 2020, the Court entered an order preliminarily approving the Stockholder Litigation Settlement. On July 9, 2020, the parties submitted an agreed upon proposed scheduling order for final approval of the Stockholder Litigation Settlement and a proposed mailing notice of the Stockholder Litigation Settlement to the Company’s stockholders. On December 16, 2020, the Court entered a scheduling order, which approved the form of the parties’ mailing notice, and provided that the hearing for final approval of the Stockholder Litigation Settlement will be held on April 20, 2021. Pursuant to the scheduling order, TSR provided notice of the Stockholder Litigation Settlement to applicable stockholders by December 31, 2020. On March 30, 2021, Ms. Paskowitz filed her motion for final approval of the Stockholder Litigation Settlement and class certification and in support of counsel’s application for an award of attorney’s fees and expenses. No objections to the Stockholder Litigation Settlement were filed by the April 5, 2021 deadline. Although the Company believes that the Stockholder Litigation Settlement represents a fair and reasonable compromise of the matters in dispute in the Stockholder Litigation, there can be no assurance that the court will approve the Stockholder Litigation Settlement as proposed, or at all.

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

8.	Recently Adopted Accounting Pronouncements

Effective June 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, which sets out the principle for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the Financial Accounting Standards Board issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ended May 31, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of fiscal 2020 using the optional transition method. The Company also elected the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard at June 1, 2019 increased total assets and total liabilities by approximately $690,000. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liabilities related to operating leases.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

9.	Leases

The Company leases the space for its three offices in New York City, Hauppauge and New Jersey. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating leases are in right-of-use assets and operating lease liabilities are in our condensed consolidated balance sheets.

The Company’s leases for its three offices are classified as operating leases.

The lease agreements for New York City, Hauppauge and New Jersey expire on August 31, 2022, December 31, 2023 and May 31, 2027, respectively, and do not include any renewal options. During the current quarter, the Company entered into a lease in a new location for its New Jersey office expiring May 31, 2027. During the prior quarter, the Company entered into an agreement to sublease the space in New York City expiring August 31, 2022. Due to the fact that the future sublease cash inflows will be less than the carrying value of the corresponding right-of-use asset, the Company recorded a right-of-use asset impairment charge of $136,599 in the quarter ended November 30, 2020.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months and nine months ended February 28, 2021, the Company’s operating lease expense for these leases was $120,914 and $351,836, respectively.

Future minimum lease payments under non-cancellable operating leases as of February 28, 2021 were as follows:

Twelve Months Ending February 28,
2022	$340,909
2023	295,519
2024	203,248
2025	123,085
2026	126,162
Thereafter	161,843
Total undiscounted operating lease payments	1,250,766
Less imputed interest	188,903
Present value of operating lease payments	$1,061,863

The following table sets forth the right-of-use assets and operating lease liabilities as of February 28, 2021:

Assets
Right-of-use assets, net	$956,023

Liabilities
Current operating lease liabilities	$274,477
Long-term operating lease liabilities	787,386
Total operating lease liabilities	$1,061,863

The weighted average remaining lease term for the Company’s operating leases is 3.5 years.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of February 28, 2021 was 3.25%, indicating an interest rate of 5.0% on the line of credit. The initial term of the Credit Facility is 5 years, which shall automatically renew for successive 5-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants as of February 28, 2021 and through the date of this filing.

As of February 28, 2021, the net borrowings outstanding against this line of credit facility were $27,638. The amount the Company has borrowed fluctuates and, at times in the prior fiscal year, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

12.	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties (See Note 7). In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The estimated present value of these payments is $847,000 at February 28, 2021.

13.	COVID-19

The COVID-19 outbreak in the United States has caused business disruption including mandated and voluntary closing of various businesses. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings and the impact of the pandemic on our business. Therefore, the Company expects this matter to continue to negatively impact its operating results in future periods. The full financial impact and duration cannot be reasonably estimated at this time.

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

The original term of the PPP Loan is two years. The term may be extended to five years by the SBA and the lender. The annual interest rate on the PPP Loan is 0.98%. Payments of principal and interest on the loan will be deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining a judgment against the Company.

Under the terms of the CARES Act, PPP Loan recipients may apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. While the Company believes that it has acted in compliance with the program and submitted its application for forgiveness of the PPP Loan on March 29, 2021, no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

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

The purchase price for the shares of Geneva is comprised of the following: (i) $1,452,000 in cash paid to Sellers at the closing of the acquisition, (ii) an amount of $748,000, that is equal to the amount of Geneva’s loan under the PPP that was not assumed by the Company and is expected to be substantially forgiven by the SBA, (iii) an amount up to $300,000 which may be paid as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”), (iv) bonus payments payable in $10,000 increments, (v) $747,000 for the net working capital of Geneva as of closing and (vi) other purchase price adjustments of which $36,000 has been paid to date. Any Earnout Payments and bonus payments will be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at the Company’s clients on such dates.

On March 17, 2021, the Company entered into an agreement with the Sellers’ representatives pursuant to which the parties agreed to settle certain interpretive differences regarding the Sellers’ entitlement to the bonus payments described above. Pursuant to this agreement, and in full satisfaction of the Company’s obligations for deferred payments under the purchase agreement for the Geneva acquisition, the Sellers’ representative acknowledged receipt of the first Earnout Payment in the amount of $100,000, the parties agreed that the Company would make aggregate bonus payments to the Sellers’ representatives in the amount of $260,000, and the Company agreed to instruct the escrow agent to release to the Sellers’ representatives the second Earnout Payment in the amount of $200,000. All amounts relating to the Earnout Payments and bonus payments that had not been paid as of the date of the agreement were either paid by the Company or released by the escrow agent on March 18, 2021. No further earnout or bonus amounts can be earned or will be paid subsequent to March 18, 2021.

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their preliminary estimated fair values. The Company determined the preliminary estimated fair values with the assistance of valuations performed by an independent third-party specialist. There have been no changes made to the preliminary valuation as of February 28, 2021.

The Company has incurred approximately $498,000 in legal fees, business broker fees, valuation services, accounting fees and other expenses to complete the Geneva acquisition, of which $220,000 of these expenses were recorded in the quarter ended February 28, 2021. This amount primarily relates to the accrual of additional bonus payments to the Sellers of $210,000 related to the March 17, 2021 agreement discussed above. All acquisition related costs have been expensed as incurred and included in selling, general and administrative expenses.

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

TSR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2021
(Unaudited)

The purchase agreement for the Geneva acquisition provided for earn-out payments of up to $300,000 plus bonus amounts in $10,000 increments which are earned through August 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payout structure (Level 3 of the fair value hierarchy). The earn-out was revalued quarterly prior to the settlement discussed above, using a present value approach and any resulting increase or decrease was recorded into selling, general and administrative expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date and subsequent period ends. The earn-out and bonus payments due through August 2021 were settled in full by the payments made in accordance with the agreement between the Company and the Sellers on March 17, 2021. This agreement resulted in a charge to selling, general and administrative expenses of $210,000 in the quarter ended February 28, 2021. No further earnout or bonus amounts can be earned or will be paid subsequent to March 18, 2021.

The following unaudited pro forma financial information presents the combined operating results of the Company and Geneva as if the acquisition had occurred as of the beginning of the earliest period presented. Pro forma data is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future operating results.

Unaudited pro forma financial information assuming the acquisition of Geneva as of June 1, 2019 is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Revenue	$17,160	$16,601	$49,180	$51,591
Net loss	$(305)	$(909)	$(779)	$(1,390)
Earnings loss per share	$(0.16)	$(0.46)	$(0.40)	$(0.71)

16.	Goodwill

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

TSR, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intangible assets identified in the Geneva acquisition are as follows:

	September 1,		February 28,
	2020	Amortization	2021
Database (estimated life 5 years)	$230,000	$23,000	$207,000
Non-compete agreement (estimated life 2 years)	10,000	2,500	7,500
Trademark (estimated life 3 years)	60,000	10,000	50,000
Customer relationships (estimated life 15 years)	1,500,000	50,000	1,450,000
Total	$1,800,000	$85,500	$1,714,500

No instances of triggering events or impairment indicators were identified at February 28, 2021.

18.	Related Party Transactions

On January 5, 2021, the members of the Board of Directors of TSR, Inc. other than Robert Fitzgerald approved providing a waiver to QAR Industries, Inc. for its contemplated acquisition of shares owned by Fintech Consulting LLC (the “Acquisition”) under the Company’s A&R Rights Agreement so that a Distribution Date (as defined under the A&R Rights Agreement) shall not occur as a result of the Acquisition. QAR Industries, Inc. and Fintech Consulting LLC were both principal stockholders of the Company, each owning more than 5% of the Company’s outstanding common stock prior to the consummation of the Acquisition. Robert Fitzgerald is the President and majority shareholder of QAR Industries, Inc. The other directors of the Company are not affiliated with QAR Industries, Inc.

On February 3, 2021, the transaction was completed. QAR Industries, Inc. purchased 348,414 shares of TSR, Inc. common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, Inc., purchased 27,586 shares of TSR, Inc. common stock from Fintech Consulting LLC at a price of $7.25 per share.

19.	Stock-based Compensation Expense

On January 28, 2021 the Company granted 108,333 shares in time vesting stock awards and 69,167 shares in time and performance vesting stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one, two and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR, Inc. common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value $262,000 based on the closing price of TSR, Inc. common shares on the day prior to the grants discounted by estimated forfeiture rates of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. During the three months and nine months ended February 28, 2021, $59,000 has been record as stock based compensation expense and included in selling, general and administrative expenses. As of February 28, 2021, there is approximately $1,029,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest and zero vested stock awards.

TSR, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the statements concerning the success of the Company’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the successful integration of announced and completed acquisitions and any anticipated benefits therefrom; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business, which includes, but is not limited to, the current adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders, which may significantly reduce client spending and which may have a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Company is a party; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future.

Three months ended February 28, 2021 compared with three months ended February 29, 2020

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2021		February 29, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$17,160	100.0%	$14,145	100.0%
Cost of sales	14,415	84.0%	12,125	85.7%
Gross profit	2,745	16.0%	2,020	14.3%
Selling, general and administrative expenses	3,084	18.0%	3,271	23.1%
Loss from operations	(339)	(2.0)%	(1,251)	(8.8)%
Other expense, net	(41)	(0.2)%	(43)	(0.3)%
Loss before income taxes	(380)	(2.2)%	(1,294)	(9.1)%
Benefit from income taxes	(79)	(0.4)%	(352)	(2.4)%
Consolidated net loss	(301)	(1.8)%	(942)	(6.7)%
Less: Net income attributable to noncontrolling interest	4	(0.0)%	3	0.0%
Net loss attributable to TSR, Inc.	$(305)	(1.8)%	$(945)	(6.7)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2021 increased approximately $3,015,000 or 21.3% from the quarter ended February 29, 2020, primarily due to new business development within the existing Geneva client base. Without the added business activity of $2,806,000 from the Geneva acquisition, revenue would have increased $209,000 or 1.5%. Revenue for the current quarter increased due to higher overall average number of consultants on billing with customers which increased from 361 for the quarter ended February 29, 2020 to 418 for the quarter ended February 28, 2021, with Geneva contributing 68 of the 418 average number of consultants on billing.

We have experienced and continue to experience terminated assignments and a decrease in demand for new assignments due to the COVID-19 pandemic, which has led to a lower number of consultant placements and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. As of February 28, 2021, the Company had used 100% of the PPP Loan funds to fund its payroll and other allowable expenses. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the quarter ended February 28, 2021 increased approximately $2,290,000 or 18.9% to $14,415,000 from $12,125,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants on billing with customers resulting from the Geneva acquisition. Cost of sales as a percentage of revenue decreased from 85.7% in the quarter ended February 29, 2020 to 84.0% in the quarter ended February 28, 2021. The percentage increase in cost of sales for the current quarter as compared to the prior year quarter (18.9% increase) was lower than the percentage increase in revenue for the current quarter as compared to the prior year quarter (21.3% increase), causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $187,000 or 5.7% from $3,271,000 in the quarter ended February 29, 2020 to $3,084,000 in the quarter ended February 28, 2021. The decrease in these expenses primarily resulted from the settlement with an investor for $818,000 in the prior year, offset by $506,000 in expenses from the newly acquired Geneva operation and an accrual of $210,000 for the final performance bonus payments to the sellers of Geneva. Selling, general and administrative expenses, as a percentage of revenue, decreased from 23.1% in the quarter ended February 29, 2020 to 18.0% in the quarter ended February 28, 2021.

Other Expense

Other expense for the quarter ended February 28, 2021 resulted primarily from interest expense of approximately $51,000 and a mark to market gain of approximately $10,000 on the Company’s marketable equity securities. Other expense for the quarter ended February 29, 2020 resulted primarily from interest expense of $38,000 and a mark to market loss of approximately $2,000 on the Company’s marketable equity securities.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2021 and February 29, 2020 reflects the Company’s estimated effective tax rate for the fiscal years ending May 31, 2021 and 2020, respectively. These rates resulted in a benefit of 20.8% for the quarter ended February 28, 2021 and a benefit of 27.2% for the quarter ended February 29, 2020.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was approximately $305,000 in the quarter ended February 28, 2021 compared to a net loss of $945,000 in the quarter ended February 29, 2020. The decrease in the net loss was primarily attributable to the increase in revenue and gross profit from the Geneva acquisition and a decrease in selling, general; and administrative expenses due to the prior year accrual of the settlement with an investor.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2021 compared with nine months ended February 29, 2020

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2021		February 29, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$47,743	100.0%	$44,325	100.0%
Cost of sales	39,831	83.4%	37,580	84.8%
Gross profit	7,912	16.6%	6,745	15.2%
Selling, general and administrative expenses	8,414	17.6%	8,846	20.0%
Loss from operations	(502)	(1.0)%	(2,101)	(4.8)%
Other expense, net	(157)	(0.3)%	(24)	0.0%
Loss before income taxes	(659)	(1.4)%	(2,125)	(4.8)%
Benefit from income taxes	(114)	0.2%	(591)	1.3%
Consolidated net loss	(545)	(1.2)%	(1,534)	(3.5)%
Less: Net income attributable to noncontrolling interest	10	0.0%	13	0.0%
Net loss attributable to TSR, Inc.	$(555)	(1.2)%	$(1,547)	(3.5)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2021 increased approximately $3,418,000 or 7.7% from the nine months ended February 29, 2020, primarily due to new business development within the existing Geneva client base. Without the added business activity of $4,768,000 from the Geneva acquisition, revenue would have decreased $1,350,000 or 3.0%. The average number of consultants on billing with customers increased from 371 for the nine months ended February 29, 2020 to 379 for the nine months ended February 28, 2021, with Geneva contributing 37 of the 379 average number of consultants on billing for the nine month period.

We have experienced and continue to experience terminated assignments and a decrease in demand for new assignments due to the COVID-19 pandemic, which has led to the lower number of consultant placements and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. As of February 28, 2021, the Company had used 100% of the PPP Loan funds to fund its payroll and other allowable expenses. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the nine months ended February 28, 2021 increased approximately $2,251,000 or 6.0% to $39,831,000 from $37,580,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity within the existing Geneva client base. Cost of sales as a percentage of revenue decreased from 84.8% in the nine months ended February 29, 2020 to 83.4% in the nine months ended February 28, 2021. The percentage increase in cost of sales for the current period as compared to the prior year period (6.0% increase) was lower the percentage increase in revenue for the current period as compared to the prior year period (7.7% increase), causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $432,000 or 4.9% from $8,846,000 in the nine months ended February 29, 2020 to $8,414,000 in the nine months ended February 28, 2021. The decrease in these expenses primarily resulted from a decrease of $951,000 in amounts paid for legal and advisory services from the prior year related to Shareholder Litigation and increased costs surrounding our proxy and annual meeting. There was also an accrual for $818,000 related to a settlement with an investor in the prior year. These decreases were partially offset by an additional $997,000 in selling, general and administrative expenses from the newly acquired Geneva operation in fiscal 2021 and an accrual of $210,000 for the final performance bonus payments to the sellers of Geneva. Additionally, the Company recorded an asset impairment charge of $137,000 in the current nine-month period due to the signing of a subletting agreement for one of its offices. Selling, general and administrative expenses, as a percentage of revenue, decreased from 20.0% in the nine months ended February 29, 2020 to 17.6% in the nine months ended February 28, 2021.

TSR, INC. AND SUBSIDIARIES

Other Expense

Other expense for the nine months ended February 28, 2021 resulted primarily from interest expense of approximately $155,000 and a mark to market loss of approximately $2,000 on the Company’s marketable equity securities. Other expense for the nine months ended February 29, 2020 resulted primarily from interest expense of $38,000, interest and dividend income of $5,000 and a mark to market gain of approximately $9,000 on the Company’s marketable equity securities.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the nine months ended February 28, 2021 and February 29, 2020 reflects the Company’s estimated effective tax rate for the fiscal years ending May 31, 2021 and 2020, respectively. These rates resulted in a benefit of 17.3% for the nine months ended February 28, 2021 and a benefit of 27.8% for the nine months ended February 29, 2020.

Net Loss Attributable to TSR, Inc.

Net loss attributable to TSR, Inc. was approximately $555,000 in the nine months ended February 28, 2021 compared to a loss of $1,547,000 in the nine months ended February 29, 2020. The decrease in the net loss was primarily attributable to the increase in revenue and gross profit from the Geneva acquisition and a decrease in selling, general and administrative expenses due to the prior year accrual of the settlement with an investor and decreased legal and advisory fees.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the nine months ended February 28, 2021. The Company expects that its cash and cash equivalents and the Company’s line of credit pursuant to a Loan and Security Agreement with Access Capital, Inc. will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured the line of credit to increase its liquidity as necessary. As of February 28, 2021, the net borrowings outstanding against this line of credit facility were approximately $28,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility in the prior fiscal year to fund its payroll and other obligations. The Company was in compliance with all covenants under the line of Credit Facility as of February 28, 2021 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000. At the time of application, the Company determined that the loan was necessary in order to secure the Company’s ability to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of February 28, 2021, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. While there is no guarantee that the Company will receive forgiveness for any outstanding amounts under the PPP Loan, it believes that it has acted in compliance with the terms of the program and submitted its application for forgiveness of the PPP Loan on March 29, 2021.

At February 28, 2021, the Company had working capital (total current assets in excess of total current liabilities) of approximately $8,784,000 including cash and cash equivalents and marketable securities of $6,682,000 as compared to working capital of $12,239,000 including cash and cash equivalents and marketable securities of $9,780,000 at May 31, 2020.

Net cash flow of approximately $510,000 was provided by operations during the nine months ended February 28, 2021 as compared to $1,614,000 of net cash flow used in operations in the prior year period. The cash provided by operations for the nine months ended February 28, 2021 primarily resulted from an increase in accounts payable and other payables and accrued expenses of $2,121,000 offset by the consolidated net loss of $555,000 and increases in accounts receivable and prepaid expenses of $1,037,000 and $143,000, respectively. The increase in accounts payable and accrued expenses primarily resulted from the deferral of $1,269,000 in payroll taxes as allowed by the CARES Act. The cash used in operations for the nine months ended February 29, 2020 primarily resulted from the consolidated net loss of $1,534,000, a decrease in accounts payable and accrued expenses of $861,000 and an increase in deferred taxes of $613,000, which were offset, to an extent, by a decrease in accounts receivable of $625,000 and the accrual of $818,000 for a legal settlement.

TSR, INC. AND SUBSIDIARIES

Net cash used in investing activities of approximately $3,133,000 for the nine months ended February 28, 2021 primarily resulted from the acquisition of Geneva Consulting Group, Inc. in the amount of $3,100,000. Net cash provided by investing activities of $481,000 for the nine months ended February 29, 2020 primarily resulted from not reinvesting the proceeds of matured certificates of deposit of $492,000.

Net cash used in financing activities of approximately $473,000 during the nine months ended February 28, 2021 resulted from net payments on the Company’s line of credit with Access Capital, Inc. Net cash provided by financing activities during the nine months ended February 29, 2020 of $912,000 primarily resulted from net drawings under the Company’s line of credit.

The Company’s capital resource commitments at February 28, 2021 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and Settlement Payments were approximately $1,062,000 and $857,000, respectively, as of February 28, 2021. The Company intends to finance these commitments primarily from the Company’s available cash and line of credit.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. Other than the consideration of the policies disclosed in Notes 16, 17 and 19 to the condensed consolidated financial statements regarding the accounting for goodwill, intangible assets and stock-based compensation, there have been no changes in the Company’s significant accounting policies as of February 28, 2021.

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

TSR, INC. AND SUBSIDIARIES

Our business, financial condition and results of operations have been and may continue to be negatively impacted by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19 have and may continue to have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 across the world has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. As the extent and duration of the COVID-19 outbreak is still unknown, international stock markets have experienced volatility reflecting the uncertainty associated with the slow-down in the global economy and the resulting governmental responses to the pandemic. If COVID-19 continues to progress in ways that disrupt our customers’ demand for computer programing services or staffing needs or otherwise continues to disrupt our operations, such disruptions may continue to negatively affect, and may in the future materially affect, our operating results. The majority of our workforce and customer base is located in New Jersey and New York and typically works on-site at client locations. However, on March 20, 2020 New York Governor Cuomo signed the New York State on PAUSE executive order, which includes a new directive that all non-essential businesses statewide close in-office personnel functions effective March 22, 2020 to mitigate the impact of the COVID-19 pandemic and we determined that the Company is a non-essential business. In response to these public health directives and orders, we have implemented and maintained work-from-home policies for certain employees. The effects of continued executive orders, stay at home orders and our work-from-home policies may negatively impact productivity, disrupt our business and impact our ability to service our clients and our clients’ need for our services, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Similar, and perhaps more severe, disruptions in our operations could negatively impact, and may materially negatively impact, our business, operating results and financial condition. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could resume or continue to occur, related to COVID-19 or other infectious diseases could impact us and the business operations of our vendors and customers. Additionally, if the spread of COVID-19 limits our ability to make workers available either because they are ill or due to work-from-home orders, this likely would negatively affect, and may materially negatively affect, our operating results, cash flow and business.

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

We completed the acquisition of Geneva Consulting Group, Inc. (“Geneva”) and may conduct additional acquisitions in the future. Due to the risks and uncertainties related to the acquisition of new businesses, any such acquisitions do not guarantee that we will be able to attain or maintain profitability.

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

We have filed application to seek forgiveness of our PPP Loan on March 29, 2021. There is no guarantee that we will receive forgiveness for any amount and any failure to obtain forgiveness or any audit triggered by the forgiveness application may adversely impact us.

On April 15, 2020, the Company received loan proceeds of $6,659,220 under the Paycheck Protection Program (“PPP”). The PPP was established under the congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association (the “PPP Lender”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support its ongoing operations. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

TSR, INC. AND SUBSIDIARIES

Under the terms of the CARES Act, the use of the proceeds of the loan is restricted to payroll costs (as defined in the CARES Act), covered rent, covered utility payments and certain other expenditures that, while permitted, would not result in forgiveness of a corresponding portion of the loan. Under the PPP, as amended, following an eight- or twenty-four-week period starting with the disbursement of the respective loan proceeds, the Company may apply for forgiveness of some or all of the loan, with the amount which may be forgiven equal to the sum of eligible payroll costs, covered rent, and covered utility payments, in each case incurred during the eight- or twenty-four-week period following the date of first disbursement. Certain reductions in the Company’s payroll costs or full-time equivalent employees (when compared against the applicable measurement period) may reduce the amount of our loan eligible for forgiveness.

The U.S. Department of the Treasury (“Treasury”) and the Small Business Administration (“SBA”) have announced that they will review and/or audit all PPP loans that equal or exceed $2.0 million. Guidance from Treasury and SBA has changed several times and the SBA has updated their Frequently Asked Questions (“FAQs”) several times since the passage of the CARES Act. At the same time, the PPP has been amended significantly altering the timeline associated with the PPP spending and loan forgiveness. Moreover, the lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. The Company filed a Forgiveness Application with the PPP Lender on March 29, 2021 requesting forgiveness of the loan in whole. While the Company believes that it acted in good faith and has complied with all requirements of the PPP, if Treasury or SBA determined that the Company’s loan applications were not made in good faith or that the Company did not otherwise meet the eligibility requirements of the PPP, the Company may not receive forgiveness of the loan (in whole or in part) and could be subject to penalties, including significant civil, criminal and administrative penalties, and could be required to return the loans or a portion thereof. Further, there is no guarantee that the Company will receive forgiveness for any amount, and forgiveness will be subject to the Company’s submission to its PPP Lender of information and documentation as required by SBA and the PPP Lender.

A failure to obtain forgiveness of the PPP Loan may adversely impact our loan covenants. In the event that our PPP Loan is not forgiven in whole or in part, the Company may need to seek an amendment to, or a waiver under, the Company’s debt agreements and/or refinance or restructure its outstanding debt. There can be no assurance that the Company could obtain such future amendments or waivers, or refinance or restructure its debt, in each case on commercially reasonably terms or at all. The Company’s failure to maintain compliance with debt covenants could result in an event of default, subject to applicable notice and cure provisions. In addition, the Company’s failure to receive forgiveness of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibit 4.1 – First Amendment to Amended and Restated Rights, agreement dated as of February 4, 2021 between the Company and Continental Stock Transfer & Trust Company as Rights Agent (incorporated by reference to our current report on Form 8-K filed with the SEC on February 4, 2021 as Exhibit 4.1)

Exhibit 10.1 – Form of Restricted Stock Grant Notice and Restricted Stock Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on February 1, 2021 as Exhibit 10.1)

Exhibit 31.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification by Thomas Salerno pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification by John G. Sharkey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 14, 2021	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President,
Treasurer and Principal Executive Officer

Date: April 14, 2021	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President and Principal Accounting Officer

Page 31