Form 10-K
period 2021-05-31
TSR INC
filed 2021-08-23
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2021

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $7.25 at November 30, 2020 was $7,266,000.

The number of shares of the Registrant’s common stock outstanding as of August 16, 2021 was 1,962,062.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2021 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2021

i

PART I

Item 1. Business

General

TSR, Inc. (the “Company,” “TSR,” “we,” “us” and “our”) is a leading staffing company focused on recruiting Information Technology professionals for short and long term assignments, permanent placements, project work and providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2021, the Company provided IT staffing services to 61 customers. Also, beginning in the year ended May 31, 2017, the Company has provided and continues to provide contract administrative (non-IT) workers to some of its significant IT customers, including services to provide administrative workers to new customers acquired following the acquisition of Geneva Consulting Group, Inc. (“Geneva”) on September 1, 2020, as discussed in Note 11 to the Consolidated Financial Statements elsewhere in this report.

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

The Company’s success is dependent upon, among other things, its ability to attract, recruit and retain qualified professional IT personnel. The Company believes that there is significant competition for software professionals with the skills and experience necessary to perform the services offered by the Company. Although the Company generally has been successful in attracting employees with the skills needed to fulfill customer engagements, demand for qualified professionals conversant with certain technologies may outstrip supply as new and additional skills are required to keep pace with evolving computer technology or as competition for technical personnel increases. Increasing demand for qualified personnel could also result in increased expenses to hire and retain qualified technical personnel and could adversely affect the Company’s profit margins.

In the past several years, an increasing number of companies are using or are considering using low cost offshore outsourcing centers, particularly in India, to perform technology related work and projects. This trend has contributed to an industry wide decline in domestic IT staffing revenue in some segments. There can be no assurance that this trend will not continue to adversely impact the Company’s IT staffing revenue.

Beginning in the year ended May 31, 2017, the Company began to provide contract administrative (non-IT) workers to support some of its significant IT customers. This service was added at the customers’ request. The skills required for these positions are normally less demanding and the Company has hired a separate recruiting staff to handle this business, which includes both-in house and off-shore recruiters. There can be no assurance that the customers will continue to request these services.

OPERATIONS

The Company provides contract computer programming services primarily in the New York metropolitan area, New England, and the Mid-Atlantic region, although there are also customer locations around the country where the Company places contractors. The Company provides its services principally through offices located in Edison, New Jersey and Long Island, New York. The Company also leases an office space New York City, but has sublet its New York City office due to the COVID-19 pandemic. Competition from larger competitors for recruiters has created more turnover than expected and increased the cost of retaining recruiters, making it more difficult to increase the number of technical recruiters on staff. As of May 31, 2021, the Company employed 29 persons who are responsible for recruiting technical and non-technical personnel and 13 persons who are account executives. As of May 31, 2020, the Company had employed 24 technical and non-technical recruiters and 9 account executives. For some services, the Company also uses offshore recruiters. The number of offshore recruiters contracted by the Company fluctuates depending on demand for services. At May 31, 2021, the Company contracted for approximately 40 offshore recruiters to provide services to clients.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 61 customers during the year ended May 31, 2021 (“fiscal 2021”) as compared to 56 in the year ended May 31, 2020 (“fiscal 2020”). The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In fiscal 2021, the Company had three customers which each provided more than 10% of consolidated revenues: Consolidated Edison (22.4%), Citigroup (19.9%), and AgileOne (11.9%). AgileOne provides vendor management services under an arrangement where the Company enters into a subcontract with AgileOne and AgileOne directly contracts with three end customers. The AgileOne end customers for which the Company provides services include Bristol Myers Squibb, which alone constituted 11.1% of the Company’s consolidated revenue for fiscal 2021. Additionally, the Company’s top ten customers (including underlying customers of vendor management companies) accounted for 81% of consolidated revenue in fiscal 2021 and 83% in fiscal 2020. While continuing its efforts to further expand its client base, including strategically targeted middle market accounts, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 27% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 31% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party and the third party bills the ultimate customer. At certain customers, this process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. In some cases, these changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs low for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

PROFESSIONAL STAFF AND RECRUITMENT

In addition to using internet-based job boards such as LinkedIn, Dice, Monster, Career Builder, Biospace and Discover.org, the Company maintains a database of technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employees’ skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company’s offices.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company primarily recruits technical personnel by posting jobs on the Internet and, on occasion, by publishing advertisements in local newspapers and attending job fairs. The Company devotes significant resources to recruiting technical personnel, maintaining 29 technical recruiters based in the U.S. and contracting with companies for up to 40 offshore recruiters as needed to assist in locating both IT and administrative (non-IT) workers. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2021, the Company had 606 full-time employees including its 2 executive officers. Of such employees, 13 were engaged in sales, 29 were recruiters for technical and non-technical personnel, 547 were IT and administrative (non-IT) contractors, and 15 were engaged in corporate administrative and clerical functions.

As of May 31, 2020, the Company had 338 full-time employees including its 2 executive officers. Of such employees, 9 were engaged in sales, 24 were recruiters for technical and non-technical personnel, 292 were IT and administrative (non-IT) contractors, and 11 were engaged in corporate administrative and clerical functions.

None of the Company’s employees belong to unions.

Forward-Looking Statements

Certain statements contained under this Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business”, including but not limited to statements concerning the Company’s future prospects and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from those projections in the forward-looking statements, which statements involve risks and uncertainties, including but not limited to the factors set forth below

●	the statements concerning the success of the Company’s plan for growth, both internally and through the previously announced pursuit of suitable acquisition candidates;

●	the successful integration of announced and completed acquisitions and any anticipated benefits therefrom;

●	the impact of adverse economic conditions on client spending, which include, but are not limited to, the current adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders, which may significantly reduce client spending and which may have a negative impact on the Company’s business;

●	risks relating to the competitive nature of the markets for contract computer programming services;

●	the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business;

●	the concentration of the Company’s business with certain customers;

●	uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business;

●	the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process;

●	the increase in customers moving IT operations offshore;

●	the Company’s ability to adapt to changing market conditions;

●	the risks, uncertainties and expense of the legal proceedings to which the Company is, or may become, a party; and

●	other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission.

Forward-looking statements reflect our current views with respect to future events and are based on currently available operating, financial and competitive information. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report.

Item 1A. Risk Factors

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

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Christopher Hughes, former Chairman of the Board, Chief Executive Officer, President and Treasurer, was terminated on February 29, 2020. The Board of Directors of the Company elected Thomas Salerno, formerly branch manager of the New Jersey office of TSR Consulting Services, Inc. to succeed Mr. Hughes as Chief Executive Officer, President and Treasurer. The Company is dependent on Thomas Salerno in his corporate positions and as President of TSR Consulting Services, Inc. The Company has an employment agreement with Mr. Salerno which expires November 2, 2023. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company generally does not have employment contracts with the account executives. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

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

In the future, we may additionally be subject to legal or administrative proceedings and litigation which may be costly to defend and could materially harm our business, financial conditions and operations. With respect to any litigation, the Company’s insurance may not reimburse it or may not be sufficient to reimburse it for the self-insured retention that the Company is required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation. Such event may adversely impact the Company’s business, operating results or financial condition.

Our business may be materially and adversely impacted if our relationship with one or more of our major customers is lost or disrupted.

In fiscal 2021, the Company’s three largest customers, Consolidated Edison, Citigroup and AgileOne, accounted for 22.4%, 19.9%, and 11.9% of the Company’s consolidated revenue, respectively. Any disruptions in our relationships with our significant customers may have a materially adverse impact on our financial condition and results of operations. AgileOne is a vendor management company through which the Company provides services to three end customers, of which Bristol Myers Squibb is the most significant, representing 11.1% of the Company’s consolidated revenue for fiscal 2021. In total, the Company derives over 31% of its revenue from accounts with vendor management companies. The Company’s 10 largest customers provided 81% of consolidated revenue in fiscal 2021. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. For example, one of the Company’s 10 largest customers has significantly reduced their use of the Company’s services as a result of the COVID-19 pandemic. Approximately 27% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins. These banks are no longer willing to pay the premium prices which they had previously paid for certain high-end skills. See “Rapidly Changing Industry” below.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

The accounts receivable balances associated with the Company’s largest customers were $4,545,000 for three customers at May 31, 2021 and $3,747,000 for three customers at May 31, 2020. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection or otherwise sought to modify payment terms, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

Damage to our reputation may adversely affect our customer relationships and our business, financial condition and results of operations.

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

We operate in a competitive market for technical personnel, account executives and technical recruiters and disruptions to our business may result if we fail to attract and retain qualified personnel to operate our business and service our customers.

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

The Company faces a highly competitive market for hiring and retaining account executives and technical recruiters, which could affect the Company’s ability to hire and retain such personnel, including by increasing the costs of doing so. If the Company is successful in hiring technical recruiters and account executives, there can be no assurance that such hiring will result in increased revenue.

We operate in a rapidly changing industry and a reduction in demand for our technical staffing services may adversely affect our business, financial condition and results of operations.

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

Additionally, a number of companies have, in recent years, limited the number of vendors on their approved vendor lists, and are continuing to do so. In some cases, this has required the Company to subcontract with a company on the approved vendor list to provide services to customers. The staffing industry has also experienced margin erosion caused by this increased competition, and customers leveraging their buying power by consolidating the number of vendors with which they deal. In addition to these factors, there has been intense price competition in the area of IT staffing, pressure on billing rates and pressure by customers for discounts. The Company has endeavored to increase its technical recruiting staff in order to better respond to customers’ increasing demands for both the timeliness, quality and quantities of resume submittals against job requisitions.

The Company cannot predict at this time what long-term effect these changes will have on the Company’s business and results of operations.

The increase in our customers’ use of third-party vendor management companies may weaken our relationship with our customers and adversely impact our ability to development and expand customer relationships.

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and in excess of 31% of the Company’s revenue is derived through business with vendor management companies. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business with its existing customers. It also reduces the Company’s profit margins.

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

We have experienced limited growth in our business and recent economic uncertainties, including as a result of the COVID-19 pandemic, have decreased customer demand for our services and our results of operations may continue to be adversely impacted if economic uncertainties exist and demand for our services continues to decrease or plateau as a result.

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

Increases in payroll-related costs coupled with an inability to increase our fees charged to customers to cover such costs has, and may likely continue to have, an adverse effect on our profitability.

The Company is required to pay a number of federal, state and local payroll and related costs, including unemployment insurance, workers’ compensation insurance, employer’s portion of Social Security and Medicare taxes, among others, for our employees, including those placed with customers. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on the Company. During the past few years, many of the states in which the Company conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs have continued to increase as a result of health care reforms and the mandate to provide health insurance to employees under the Affordable Care Act. New York and New Jersey implemented laws over the last several years that require employers to provide certain minimum benefits for employees with respect to paid sick leave and family leave, which has and will continue to increase our payroll-related costs. Many other cities around the country have enacted or are in the process of enacting similar mandates. The Company has not been able to sufficiently increase the fees charged to its customers to cover these mandated cost increases. There are also proposals on the federal and state levels to phase in paid or partially paid family leave. The enacted mandates have had a negative effect on the Company’s profitability and additional mandates will continue to negatively impact the Company’s margins.

The current trend of companies moving technology jobs and projects offshore has caused and could continue to cause revenue to decline.

In the past few years, more companies are using or are considering using low cost offshore outsourcing centers, particularly in India and other East Asian countries, to perform technology related work and projects. This trend has reduced the growth in domestic IT staffing revenue for the industry. This trend has had a negative impact on our business and there can be no assurance that it will not continue to adversely impact the Company’s IT staffing revenue.

Because much of our technical personnel consists of foreign nationals with work visas, changes in immigration laws that restrict the provision of work visas may adversely affect our ability to retain qualified technical personnel.

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

We experience fluctuations in our quarterly operating results.

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

The Company’s operating results also fluctuate due to seasonality. Typically, our billable hours, which directly affect our revenue and profitability, decrease in our third fiscal quarter. Clients closing during the holiday season and for winter weather normally causes the number of billable workdays for consultants on billing with customers to decrease. Additionally, at the beginning of the calendar year, which also falls within our third fiscal quarter, payroll taxes are at their highest. This typically results in our lowest gross margins of the year. The Company’s operating results are also subject to fluctuation as a result of other factors such as vacations, client mandated furloughs and client budgeting requirements.

We believe competition in our industry and for qualified personnel will increase, and there can be no assurance that we will remain competitive.

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

The Company is exposed to contract and other liability, and there can be no assurance that our contracts and insurance coverage would adequately protect the Company from such liability or related claims or litigation.

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

Our business and our reputation could be adversely affected by a data security incident or the failure to protect sensitive client, employee and Company data, or the failure to comply with applicable regulations relating to data security and privacy.

Our ability to protect client, employee, and Company data and information is critical to our reputation and the success of our business. Our clients and employees expect that their confidential, personal and private information will be secure in our possession. Attacks against security systems have become increasingly sophisticated along with developments in technology, and such attacks have become more prevalent. Consequently, the regulatory environment surrounding cybersecurity and privacy has become more and more demanding and has resulted in new requirements and increasingly demanding standards for protection of information. As a result, the Company may incur increased expenses associated with adequately protecting confidential client, employee, and Company data and complying with applicable regulatory requirements. There can be no assurance that we will be able to prevent unauthorized third parties from breaching our systems and gaining unauthorized access to confidential client, employee, and Company data even if our cybersecurity measures are compliant with regulatory requirements and standards. Unauthorized third party access to confidential client, employee, and Company data stored in our system whether as a result of a third party system breach, systems failure or employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers, and could subject us to monetary damages, fines and/or criminal prosecution. Furthermore, unauthorized third-party access to or through our information systems or those we develop for our customers, whether by our employees or third parties, could result in system disruptions, negative publicity, legal liability, monetary damages, and damage to our reputation.

While we take steps to protect our intellectual property rights and proprietary information, there can be no assurance that the Company can prevent misappropriation of such rights and information.

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

Our significant stockholders, particularly if they choose to work together, may have the ability to exert significant influence over our business policies and affairs on matters submitted to our stockholders for approval.

Our largest shareholders, Zeff Capital, L.P. and QAR Industries, Inc., are the beneficial owners of an aggregate of 936,658 shares of Common Stock, which represents approximately 47.7% of the Company’s issued and outstanding Common Stock. By virtue of such ownership, Zeff Capital, L.P. and QAR Industries, Inc. have the ability to exercise significant influence over the Company. For example, this concentrated ownership could delay, defer, or prevent a change in control, merger, consolidation, or sale of all or substantially all of the Company’s assets in transactions that other shareholders strongly support or conversely, this concentrated ownership could result in the consummation of such transactions that many of the Company’s other shareholders do not support. Further, investors may be prevented from affecting matters involving the Company, including:

–	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

–	our acquisition of assets or other businesses; and

–	our corporate financing activities.

This significant concentration of stock ownership may also adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

Certain provisions of our governing documents may make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

In addition to the significant concentration of the ownership of our Common Stock, certain provisions of the Company’s charter and by-laws may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Such provisions include a classified Board of Directors and advance notice requirements for nomination of directors and certain stockholder proposals set forth in the Company’s charter and by-laws.

The issuance of new classes and series of preferred stock may deter or delay a change in control and/or affect our stock price.

The Company’s charter authorizes the Board of Directors to create new classes and series of preferred stock and to establish the preferences and rights of any such classes and series without further action of the stockholders. The issuance of additional classes and series of capital stock may have the effect of delaying, deferring or preventing a change in control of the Company.

Further, the Company’s stock price could be extremely volatile and, as a result, investors may not be able to resell their shares at or above the price they paid for them.

Among the factors that have previously affected the Company’s stock price and may do so in the future are:

–	limited float and a low average daily trading volume;

–	industry trends and the performance of the Company’s customers;

–	fluctuations in the Company’s results of operations;

–	litigation; and

–	general market conditions.

The stock market has, and may in the future, experience extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2023, with annual rents of approximately $94,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiary. The Company also leases sales and recruiting offices in New York City (lease expires August 2022) and Edison, New Jersey (lease expires May 2027), with aggregate annual rents of approximately $158,000 and $115,000, respectively. The Company entered into an agreement to sublease the New York City office space, resulting in a right-of-use asset impairment charge of $137,000 recorded in fiscal 2021.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings

Paskowitz Stockholder Litigation

On October 16, 2018, the Company was served with a complaint filed on October 11, 2018 in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz, a stockholder of the Company, against the Company; Joseph F. Hughes and Winifred M. Hughes; former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; as well as stockholders Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC (the “Stockholder Litigation”). The complaint purported to be a class action lawsuit asserting claims on behalf of all minority stockholders of the Company. Ms. Paskowitz alleged the following: the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock (“controlling interest”) to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of Joseph F. Hughes’ and Winifred M. Hughes’ fiduciary duties and to the detriment of the Company’s minority stockholders; the former members of the Board of Directors of the Company named in the complaint breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented Joseph F. Hughes and Winifred M. Hughes from selling their shares and preserved a higher premium for all stockholders; Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC are “partners” and constitute a “group.” Ms. Paskowitz also asserted that Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC aided and abetted Joseph F. Hughes’ and Winifred M. Hughes’ conduct, and ultimately sought to buy out the remaining shares of the Company at an unfair price.

On June 14, 2019, Ms. Paskowitz filed an amended complaint in the Stockholder Litigation with the court against the former members of the Board of Directors and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, which asserted substantially similar allegations to those contained in the October 11, 2018 complaint, but omitted Regina Dowd, Joseph F. Hughes and Winifred M. Hughes as defendants. In addition to the former members of the Board of Directors named in the original complaint, the amended complaint named former directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserted a derivative claim purportedly on behalf of the Company against the named former members of the Board of Directors. The amended complaint sought declaratory judgment and unspecified monetary damages. The complaint requested: (1) a declaration from the court that the former members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC; (2) damages derivatively on behalf of the Company for unspecified harm caused by the named Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the named Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint did not assign any monetary values to alleged damages.

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

On December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company (the “SDNY Action”). The complaint requested that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company.

On January 7, 2019, Ms. Paskowitz filed a related action against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani in the Southern District of New York, which asserted claims against them for breach of fiduciary duty and under federal securities laws similar to those asserted in the Company’s action. Although the Company is not a party to Ms. Paskowitz’s action, the court determined to treat the Company’s and Ms. Paskowitz’s respective actions as related.

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

On August 13, 2019, the Company filed a motion for preliminary injunction in the SDNY Action in advance of the Company’s 2018 Annual Meeting originally scheduled for September 13, 2019 and requested leave to file a motion for expedited discovery. The Court denied the Company’s motion for preliminary injunction but ordered Zeff to “make clear that the second set of directors” described by Zeff in its preliminary proxy statement “is contingent upon the resolution of a proceeding in Delaware Chancery Court.”

On August 30, 2019, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC and Tajuddin Haslani (collectively, the “Investor Parties”) with respect to the proxy contest pertaining to the election of directors at the 2018 Annual Meeting, which was held on October 22, 2019. Pursuant to the Settlement Agreement, the parties agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

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

The foregoing is not a complete description of the terms of the Settlement Agreement and the Repurchase Agreement. For a further description of the terms of the Settlement Agreement and the Repurchase Agreement, including copies of the Settlement Agreement and Repurchase Agreement, please see the Company’s Current Report on Form 8-K filed by the Company with the SEC on September 3, 2019.

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

On December 16, 2019, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with Susan Paskowitz in the Stockholder Litigation, which retained the terms and conditions of settlement of the Stockholder Litigation contained in the MOU described in the preceding paragraph, with the addition that the Company will pay to plaintiff’s counsel an award of attorneys’ fees and reimbursement of expenses in the amount of $260,000 (collectively, the “Stockholder Litigation Settlement”). The Stockholder Litigation Settlement does not contain any admission of liability, wrongdoing or responsibility by any of the parties, and provides for mutual releases by all parties. Each stockholder of the Company is a member of the plaintiff class unless such stockholder opts out of the class. The Stipulation is independent of the Settlement Agreement and Repurchase Agreement that the Company had entered into with the Investor Parties.

On December 24, 2019, Ms. Paskowitz moved for preliminary approval of the Stipulation. On May 21, 2020, the Court entered an order preliminarily approving the Stipulation. The Court conducted a settlement hearing on April 20, 2021 to consider final approval of the Stipulation. On May 25, 2021, the Court issued a final order and judgment approving all material terms in the Stipulation. Pursuant to the terms of the final order, the Court fully and finally approved the settlement set forth in the Stipulation and dismissed the Stockholder Litigation with prejudice. The settlement payment was paid by the Company’s insurance provider under its insurance policy.

Dispute with Former CEO

The Company terminated Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), effective February 29, 2020 for “Cause” as defined in Section 6(a) of his Amended and Restated Employment Agreement dated August 9, 2018 (the “Employment Agreement”). Despite having already been terminated from employment, on March 2, 2020, the Company received a letter from Mr. Hughes, providing notice of his intent to resign for “Good Reason” as defined in Section 7(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Enhanced Severance Amount” under the Employment Agreement. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff Hughes alleges that he was terminated without cause or in the alternative that he resigned for good reason and therefore, pursuant to the Employment Agreement, Hughes seeks severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety and has filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion. The Company intends to vigorously defend and litigate against this matter while recognizing the costs of litigation, including that it may divert the attention of management and key personnel from business operations.

At this time, it is not possible to predict the outcome of any of these litigation matters, to the extent they are ongoing, or their effect on the Company and the Company’s consolidated financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2021 and 2020:

	JUNE 1, 2020 – MAY 31, 2021
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$6.69	$7.25	$18.73	$14.70
Low Sales Price	3.26	4.47	6.20	7.57

	JUNE 1, 2019 – MAY 31, 2020
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$4.93	$4.39	$8.88	$3.96
Low Sales Price	4.23	3.20	2.64	2.70

There were 46 holders of record of the Company’s Common Stock as of July 31, 2021. Additionally, the Company estimates that there were approximately 700 beneficial holders as of that date. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

There only securities authorized for issuance under any equity compensation plan relate to the 2020 Equity Incentive Plan. See Note 15 to the consolidated financial statements, contained elsewhere in this report.

Item 6. Selected Financial Data

Not applicable.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations. There can be no assurance that historical trends in operating results will continue in the future:

	Years Ended May 31, (Dollar Amounts in Thousands)
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$68,821	100.0%	$59,121	100.0%
Cost of Sales	57,500	83.6	49,943	84.5
Gross Profit	11,321	16.4	9,178	15.5
Selling, General and Administrative Expenses	11,809	17.1	10,929	18.5
Loss from Operations	(488)	(0.7)	(1,751)	(3.0)
Other Expense, Net	(198)	(0.3)	(59)	(0.1)
Loss Before Income Taxes	(686)	(1.0)	(1,810)	(3.1)
Benefit from Income Taxes	(109)	(0.1)	(712)	(1.2)
Consolidated Net Loss	(577)	(0.9)	(1,098)	(1.9)
Net Income Attributable to Noncontrolling Interest	24	0.0	28	0.0
Net Loss Attributable to TSR, Inc.	$(601)	(0.9)%	$(1,126)	(1.9)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2021 increased approximately $9,700,000 or 16.4% from the fiscal year ended May 31, 2020, primarily due to new business development and the acquisition of Geneva. Excluding the added business activity of $8,805,000 from the Geneva client base, revenue would have increased $895,000 or 1.5%. The average number of consultants on billing with customers increased from 416 for the fiscal year ended May 31, 2020 to 479 for the fiscal year ended May 31, 2021. There were 308 and 335 IT contractors at May 31, 2020 and 2021, respectively; while there were 108 and 144 clerical and administrative contractors at May 31, 2020 and 2021, respectively.

We experienced terminated assignments and a decrease in demand for new assignments during fiscal 2021 due to the COVID-19 pandemic, which led to the lower number of consultant placements during the year and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. By the end of the first quarter of fiscal 2021, the Company had used 100% of the $6,659,000 proceeds from the PPP Loan (as defined in Note 10 to the Consolidated Financial Statements elsewhere in this report) it received in April 2020 to fund its payroll and other allowable expenses, which was fully forgiven in July 2021. The use of these proceeds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2021 increased approximately $7,557,000 or 15.1% to $57,500,000 from $49,943,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity within the existing Geneva client base. Cost of sales as a percentage of revenue decreased from 84.5% in the fiscal year ended May 31, 2020 to 83.6% in the fiscal year ended May 31, 2021. The percentage increase in cost of sales for the fiscal 2021 as compared to fiscal 2020 (15.1% increase) was lower than the percentage increase in revenue for fiscal 2021 as compared to fiscal 2020 (16.4% increase), causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $880,000 or 8.1% from $10,929,000 in the fiscal year ended May 31, 2020 to $11,809,000 in the fiscal year ended May 31, 2021. The increase in these expenses primarily resulted from an additional $1,721,000 in selling, general and administrative expenses from the newly acquired Geneva operation offset by a decrease of $868,000 in amounts paid for legal and advisory services from the prior year related to the Stockholder Litigation and costs surrounding the prior year proxy and annual meeting. Additionally, the Company incurred non-cash compensation expenses of $236,000 in fiscal 2021 related to the TSR, Inc. 2020 Equity Incentive Plan and also recorded an asset impairment charge of $137,000 in fiscal 2021 due to the signing of a subletting agreement for one of its offices. Selling, general and administrative expenses, as a percentage of revenue, decreased from 18.5% in the fiscal year ended May 31, 2020 to 17.1% in the fiscal year ended May 31, 2021.

Other Expense

Other expense for the fiscal year ended May 31, 2021 resulted primarily from net interest expense of approximately $193,000 and a mark to market loss of approximately $5,000 on the Company’s marketable equity securities. Other expense for the fiscal year ended May 31, 2020 resulted primarily from net interest expense of $75,000 and a mark to market gain of approximately $15,000 on the Company’s marketable equity securities.

Income Taxes

The effective income tax rates were a benefit of 15.9% for the fiscal year ended May 31, 2021 and a benefit of 39.3% for the fiscal year ended May 31, 2020. In the prior fiscal year, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) allowed net operating losses to be carried back five years. The Company applied for refunds of approximately $586,000 based on the fiscal 2019 loss. The deferred tax asset provided from the loss in fiscal 2019 was originally recorded at the lower federal rate of 21%. It was used in fiscal 2020 at the higher federal rate of 34% used prior to 2018, resulting in an additional benefit in excess of $200,000. The rates for both years consist of the new federal corporate tax rate of 21.0% effective January 1, 2018. The benefit of the deferred tax asset will be limited to 21% for federal income tax purposes in fiscal years going forward.

Net Loss Attributable to TSR

Net loss attributable to TSR was approximately $601,000 in the fiscal year ended May 31, 2021 compared to a loss of $1,126,000 in the fiscal year ended May 31, 2020. The decrease in the net loss was primarily attributable to the increase in revenue and gross profit from the Geneva acquisition and a decrease in legal and advisory fees.

Impact of Inflation and Changing Prices

For the fiscal years ended May 31, 2021 and 2020, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Liquidity, Capital Resources and Changes in Financial Condition

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the fiscal year ended May 31, 2021. The Company expects that its cash and cash equivalents and the Company’s revolving credit facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”)will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12 month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured the Credit Facility to increase its liquidity as necessary. As of May 31, 2021, the net borrowings outstanding against this Credit Facility were approximately $93,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility in the prior fiscal year to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of May 31, 2021 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and subsequent to the end of the reporting period, the application for forgiveness was accepted and approved; the PPP Loan was fully forgiven in July 2021.

At May 31, 2021, the Company had working capital (total current assets in excess of total current liabilities) of approximately $8,898,000 including cash and cash equivalents and marketable securities of $7,416,000 as compared to working capital of $12,239,000 including cash and cash equivalents and marketable securities of $9,780,000 at May 31, 2020.

Net cash flow of approximately $1,304,000 was provided by operations during the fiscal year ended May 31, 2021 as compared to $1,567,000 of net cash flow used in operations in the prior year. The cash provided by operations for the fiscal year ended May 31, 2021 primarily resulted from an increase in accounts payable and other payables and accrued expenses of $2,798,000 and a decrease in prepaid and recoverable income taxes of $590,000 offset by the consolidated net loss of $577,000 and an increase in accounts receivable of $1,824,000. The increase in accounts payable and accrued expenses primarily resulted from the deferral of $1,269,000 in payroll taxes as allowed by the CARES Act. One half of these deferred payroll taxes are due December 31, 2021 and the second half on December 31, 2022. The cash used in operations for the fiscal year ended May 31, 2020 primarily resulted from the consolidated net loss of $1,098,000, a decrease in accounts payable and accrued expenses of $892,000 and an increase in prepaid and recoverable income taxes of $547,000, which were offset, to an extent, by a decrease in accounts receivable of $386,000 and the accrual of $828,000 for a legal settlement.

Net cash used in investing activities of approximately $3,226,000 for the fiscal year ended May 31, 2021 primarily resulted from the acquisition of Geneva in the amount of $3,100,000 and purchases of fixed assets of $126,000. Net cash provided by investing activities of $471,000 for the fiscal year ended May 31, 2020 primarily resulted from not reinvesting the proceeds of matured certificates of deposit of $492,000 offset, to an extent, by purchases of fixed assets of $21,000.

Net cash used in financing activities of approximately $437,000 during the fiscal year ended May 31, 2021 resulted from net payments on the Company’s Credit Facility of $409,000 and distributions to the minority interest of $28,000. Net cash provided by financing activities during the fiscal year ended May 31, 2020 of $7,132,000 primarily resulted from proceeds from the PPP Loan of $6,659,220 and net drawings under the Company’s Credit Facility of $501,000.

The Company’s capital resource commitments at May 31, 2021 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were approximately $1,017,000 and $867,000, respectively, as of May 31, 2021. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

Impact of New Accounting Standards

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

Revenue Recognition

Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. Revenues from contract assignments are recognized over time, based on hours worked by the Company’s contract professionals. The performance of the requested service over time is the single performance obligation for assignment revenues. Certain customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed. These discounts, rebates and adjustments are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using the most likely amount method prescribed by Accounting Standards Codification (“ASC”) 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements. There are no incremental costs to obtain contracts and costs to fulfill contracts are expensed as incurred. The Company’s operations are primarily located in the United States. The Company recognizes most of its revenue on a gross basis when it acts as a principal in its transactions. The Company has direct contractual relationships with its customers, bears the risks and rewards of its arrangements, and has the discretion to select the contract professionals and establish the price for the services to be provided. Additionally, the Company retains control over its contract professionals based on its contractual arrangements. The Company primarily provides services through its employees and to a lesser extent, through subcontractors; the related costs are included in cost of sales. The Company includes billable expenses (out-of-pocket reimbursable expenses) in revenue and the associated expenses are included in cost of sales.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TSR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TSR, Inc. (the “Company”) as of May 31, 2021 and 2020, and the related consolidated statements of operations, equity and cash flows for each of the years in the two-year period ended May 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial report, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) related to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Business Combination

As described in Note 11 to the consolidated financial statements, the Company completed the acquisition of Geneva Consulting Group, Inc. (“Geneva”) during the year ended May 31, 2021. The acquisition was accounted for as a business combination using the acquisition method of accounting.

We identified the Company’s accounting for the Geneva acquisition as a critical audit matter. Auditing the Company’s business combination was complex and subjective due to the significant estimation and judgment in determining the fair values assigned to the acquired assets, including identifiable intangible assets, and assumed liabilities as well as a liability for contingent consideration related to an earn-out payable upon the achievement of projected results. Specifically, the forecasted cash flows are sensitive to significant assumptions such as discount rates, projected annual revenue growth rates, projected long-term growth rates and residual or terminal values, all of which are affected by expected future market or economic conditions, including the effects of the global pandemic. In addition, our audit effort involved the use of a professional within our firm with specialized skill and knowledge in valuation methods and models.

The primary procedures we performed to address this critical audit matter included the following:

•	Obtaining an understanding of and evaluating the Company’s process to estimate future cashflows related to the Geneva business, including the methods, data, and significant assumptions used in developing the discounted cashflow model as well as testing the completeness and accuracy of the underlying data used by the Company in its analyses.

•	Evaluating the reasonableness of the Company’s forecasted revenues, operating results, and cash flows by comparing those forecasts to the underlying business strategies and growth plans, including existing customer relationships, and to the historical results of Geneva. In addition, we performed sensitivity analyses related to the key inputs to forecasted cash flows, including revenue growth rates and discount rates, to evaluate whether the changes in the assumptions would result in a material change to forecasted cash flows.

•	With the assistance of the firm’s valuation professionals, evaluating the reasonableness of the Company’s valuation models and unobservable inputs such as weighted average cost of capital, discount rates and terminal values.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Jericho, New York

August 23, 2021

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2021 and 2020

ASSETS

	2021	2020
Current Assets:

Cash and cash equivalents	$7,370,646	$9,730,022
Marketable securities	45,696	50,344
Accounts receivable:
Trade, net of allowance for doubtful accounts of $181,000 in 2021 and 2020	9,660,742	7,057,365
Other	32,508	5,088
	9,693,250	7,062,453

Prepaid expenses	253,694	202,862
Prepaid and recoverable income taxes	8,671	598,893
Total Current Assets	17,371,957	17,644,574

Equipment and leasehold improvements, at cost:
Equipment	154,499	112,435
Furniture and fixtures	64,766	124,371
Leasehold improvements	51,979	60,058
	271,244	296,864

Less accumulated depreciation and amortization	155,006	276,673
	116,238	20,191

Other assets	47,663	49,653
Right-of-use asset	895,573	377,182
Intangible assets, net	1,671,750	-
Goodwill	785,883	-
Deferred income taxes	941,000	784,000
Total Assets	$21,830,064	$18,875,600

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2021 and 2020

LIABILITIES AND EQUITY

	2021	2020
Current Liabilities:

Accounts and other payables	$2,083,140	$503,166
Accrued expenses and other current liabilities:
Salaries, wages and commissions	3,634,885	2,240,063
Other	884,531	791,570
	4,519,416	3,031,633

Advances from customers	1,170,500	1,181,234
Credit facility	92,527	501,134
Legal settlement payable - current	298,370	-
Operating lease liabilities - current	309,731	188,799
Total Current Liabilities	8,473,684	5,405,966

Operating lease liabilities, net of current portion	707,369	192,409
Legal settlement payable, net of current portion	568,739	827,822
SBA Paycheck Protection Program loan payable	6,659,220	6,659,220
Total Liabilities	16,409,012	13,085,417

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Class A Preferred Stock, Series One, authorized 0 and 30,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares; 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,339,200	5,102,868
Retained earnings	13,540,822	14,141,796
	18,911,164	19,275,806
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	5,397,161	5,761,803
Noncontrolling Interest	23,891	28,380
Total Equity	5,421,052	5,790,183
Total Liabilities and Equity	$21,830,064	$18,875,600

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2021 and 2020

	2021	2020
Revenue, net	$68,821,217	$59,121,401
Cost of sales	57,500,303	49,943,405
Selling, general and administrative expenses	11,808,950	10,928,648
	69,309,253	60,872,053
Loss from operations	(488,036)	(1,750,652)

Other income (expense):
Interest and dividend income	14,991	4,877
Interest expense	(208,392)	(79,386)
Unrealized gain (loss) from marketable securities, net	(4,648)	15,112
	(198,049)	(59,397)
Loss before income taxes	(686,085)	(1,810,049)
Benefit from income taxes	(109,000)	(712,000)
Consolidated net loss	(577,085)	(1,098,049)
Less: Net income attributable to noncontrolling interest	23,889	28,379
Net loss attributable to TSR, Inc.	$(600,974)	$(1,126,428)

Basic net loss per TSR, Inc. common share	$(0.31)	$(0.57)
Basic weighted average number of common shares outstanding	1,962,062	1,962,062

Diluted net loss per TSR, Inc. common share	$(0.31)	$(0.57)
Diluted weighted average number of common shares outstanding	1,962,062	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2021 and 2020

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at June 1, 2019	3,114,163	$31,142	$5,102,868	$15,268,224	$(13,514,003)	$6,888,231	$28,792	$6,917,023

Net income attributable to noncontrolling interest	-	-	-	-	-	-	28,379	28,379

Distribution to noncontrolling interest	-	-	-	-	-	-	(28,791)	(28,791)

Net loss attributable to TSR, Inc.	-	-	-	(1,126,428)	-	(1,126,428)	-	(1,126,428)

Balance at May 31, 2020	3,114,163	31,142	5,102,868	14,141,796	(13,514,003)	5,761,803	28,380	5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	23,889	23,889

Distribution to noncontrolling interest	-	-	-	-	-	-	(28,378)	(28,378)

Non-cash stock compensation	-	-	236,332	-	-	236,332	-	236,332

Net loss attributable to TSR, Inc.	-	-	-	(600,974)	-	(600,974)	-	(600,974)

Balance at May 31, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Consolidated net loss	$(577,085)	$(1,098,049)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	158,154	7,787
Unrealized (gain) loss from marketable securities, net	4,648	(15,112)
Non-cash right-of-use asset impairment charge	136,599	-
Non-cash lease (recovery) expense	(19,098)	4,026
Non-cash stock-based compensation expense	236,332	-
Deferred income taxes	(157,000)	(148,000)

Changes in operating assets and liabilities:
Accounts receivable-trade	(1,824,447)	386,216
Other receivables	(27,420)	233
Prepaid expenses	(45,583)	(84,380)
Prepaid and recoverable income taxes	590,222	(546,508)
Other assets	1,990	-
Accounts and other payables and accrued expenses and other current liabilities	2,797,809	(892,309)
Legal settlement payable	39,287	827,822
Advances from customers	(10,734)	(8,780)
Net cash provided by (used) in operating activities	1,303,674	(1,567,054)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	492,000
Purchase of Geneva Consulting Group, Inc., net of cash acquired of $241,946	(3,100,114)	-
Purchases of equipment and leasehold improvements	(125,951)	(21,476)
Net cash provided by (used in) investing activities	(3,226,065)	470,524

Cash flows from financing activities:
Net drawings (repayments) on Credit Facility	(408,607)	501,134
Proceeds from SBA Paycheck Protection Program loan	-	6,659,220
Distributions to noncontrolling interest	(28,378)	(28,791)
Net cash provided by (used in) financing activities	(436,985)	7,131,563

Net increase (decrease) in cash and cash equivalents	(2,359,376)	6,035,033
Cash and cash equivalents at beginning of year	9,730,022	3,694,989
Cash and cash equivalents at end of year	$7,370,646	$9,730,022

Supplemental disclosures of cash flow data:
Income taxes paid	$45,000	$30,000

Non-cash investing and financing activities:
Right-of-use asset and operating lease liability	$846,000	$-

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2021 and 2020

(1)	Summary of Business and Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company,” “TSR,” “we,” “us” and “our”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. In addition, beginning in fiscal 2017, the Company has provided and continues to provide administrative (non-IT) workers on a contract basis to some of its significant customers, including new customers acquired following the Geneva acquisition. In fiscal 2021, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 54.3%. The largest of these constituted 22.4% of consolidated revenue. In fiscal 2020, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 53.3%. The largest of these constituted 21.2% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $4,585,000 for three customers at May 31, 2021 and $3,747,000 for three customers at May 31, 2020. The Company operates in one business segment, contract staffing services.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of TSR and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Revenue Recognition

Revenues are recognized as control of the promised service is transferred to customers, in an amount that reflects the consideration expected in exchange for the services. Revenues from contract assignments are recognized over time, based on hours worked by the Company’s contract professionals. The performance of the requested service over time is the single performance obligation for assignment revenues. Certain customers may receive discounts (e.g., volume discounts, rebates, prompt-pay discounts) and adjustments to the amounts billed. These discounts, rebates and adjustments are considered variable consideration. Volume discounts are the largest component of variable consideration and are estimated using the most likely amount method prescribed by Accounting Standards Codification (“ASC”) 606, contracts terms and estimates of revenue. Revenues are recognized net of variable consideration to the extent that it is probable that a significant reversal of revenues will not occur in subsequent periods. Payment terms vary and the time between invoicing and when payment is due is not significant. There are no financing components to the Company’s arrangements. There are no incremental costs to obtain contracts and costs to fulfill contracts are expensed as incurred. The Company’s operations are primarily located in the United States.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2021 and 2020:

	2021	2020
Cash in banks	$7,317,517	$9,677,848
Money market funds	53,129	52,174
	$7,370,646	$9,730,022

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2021 and 2020 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$45,696	$-	$-	$45,696

May 31, 2020	Level 1	Level 2	Level 3	Total
Equity Securities	$50,344	$-	$-	$50,344

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at May 31, 2021 and 2020 are summarized as follows:

May 31, 2021	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$28,830	$-	$45,696

May 31, 2020
Equity Securities	$16,866	$33,478	$-	$50,344

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

May 31, 2021 and 2020

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

Basic net loss per common share is computed by dividing net loss available to common stockholders of TSR by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the fiscal year ended May 31, 2021, the Company granted time and performance vesting stock awards under its 2020 Equity Incentive Plan (see Note 15 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these stock awards of 78,901 in the fiscal year ended May 31, 2021 have not been included for dilutive shares outstanding for the fiscal year May 31, 2021 since the effect would be anti-dilutive due to the net loss incurred for the period. The Company had no stock options or other potentially dilutive securities outstanding during the fiscal year ended May 31, 2020.

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

May 31, 2021 and 2020

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable and assessments of the recoverability of the Company’s deferred tax assets. Actual results could differ from those estimates.

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

May 31, 2021 and 2020

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. As a percentage of revenue, the three largest customers consisted of 54.3% of the net accounts receivable balance at May 31, 2021.

(2)	Income Taxes

A reconciliation of the provision for income taxes computed at the federal statutory rates of 21.0% for fiscal 2021 and fiscal 2020 to the reported amounts is as follows:

	2021		2020
	Amount	%	Amount	%
Amounts at statutory federal tax rate	$(144,000)	(21.0)%	$(380,000)	(21.0)%
Noncontrolling interest	(5,000)	(0.7)	(6,000)	(0.3)
State and local taxes, net of federal income tax effect	(23,000)	(3.4)	(147,000)	(8.1)
Federal benefit of state NOL	50,000	7.3	-	-
Benefit of NOL at higher federal rate	-	-	(202,000)	(11.2)
Non-deductible expenses and other	13,000	1.9	23,000	1.3
	$(109,000)	(15.9)%	$(712,000)	(39.3)%

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

The components of the provision for income taxes are as follows:

		Federal	State	Total
2021:	Current	$-	$48,000	$48,000
	Deferred	(96,000)	(61,000)	(157,000)
		$(96,000)	$(13,000)	$(109,000)

2020:	Current	$(586,000)	$22,000	$(564,000)
	Deferred	16,000	(164,000)	(148,000)
		$(570,000)	$(142,000)	$(712,000)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2021 and 2020 are as follows:

	2021	2020
Allowance for doubtful accounts receivable	$52,000	$52,000
Accrued compensation and other accrued expenses	26,000	23,000
Net operating loss carryforwards	421,000	487,000
Equipment and leasehold improvement depreciation and amortization	(32,000)	(3,000)
Unrealized gain	(8,000)	(10,000)
Legal settlement with investor	275,000	233,000
Non-cash stock compensation	70,000	-
Non-cash lease expense	36,000	-
Accumulated amortization	95,000	-
Other items, net	6,000	2,000
Total deferred income tax assets	$941,000	$784,000

The Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future. The federal net operating loss carryforwards may be used indefinitely, and the state carryforwards are generally usable for 20 years.

The Company recognizes interest and penalties associated with tax matters as selling, general and administrative expenses and includes accrued interest and penalties with accrued and other liabilities in the consolidated balance sheets.

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the provisions of the CARES Act relating to income taxes which resulted in the ability to carryback net operating losses and file for a federal tax refund of approximately $586,000 which was recorded in the May 31, 2020 consolidated balance sheet. The amount was subsequently collected in April 2021.

In the third quarter of fiscal 2018, the Company discovered it had not filed required information returns related to a foreign bank account opened by a subsidiary in fiscal 2016 with contributions totaling approximately $25,000. The Company accrued an expense of $30,000 with a charge to selling, general and administrative expenses for potential penalties that may be assessed. The Company monitored this reserve periodically to determine if it was more-likely-than-not that penalties will be assessed. The reserve was reversed in fiscal 2021 due to the expiration of the statute of limitations on the returns.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

A reconciliation of the beginning and ending amount of unrecognized tax benefit as follows:

	2021	2020
Balance at beginning of fiscal year	$30,000	$30,000
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(30,000)	-
Settlements	-	-
Balance at end of fiscal year	$-	$30,000

The Company’s federal and state income tax returns prior to fiscal year 2018 are closed.

(3)	Leases

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

The lease agreements for New York City, Hauppauge and New Jersey expire on August 31, 2022, December 31, 2023 and May 31, 2027, respectively, and do not include any renewal options. During the fiscal year ended May 31, 2021, the Company extended its lease in Hauppauge, entered into a lease in a new location for its New Jersey office, and entered into a sublease agreement for the remainder of the lease in New York City. Due to the fact that the future sublease lease cash inflows will be less than the carrying value of the corresponding right-of-use asset, the Company recorded a right-of-use asset impairment charge of $136,599 in the quarter ended November 30, 2020.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the fiscal years ended May 31, 2021 and 2020, the Company’s operating lease expense for these leases was $385,000 and $417,000.

Future minimum lease payments under non-cancelable operating leases as of May 31, 2021 were as follows:

Twelve Months Ended May 31,
2022	$371,155
2023	256,605
2024	179,035
2025	123,840
2026	126,936
Thereafter	130,109
Total undiscounted operating lease payments	1,187,680
Less imputed interest	170,580
Present value of operating lease payments	$1,017,100

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

The following table sets forth the right-of-use assets and operating lease liabilities as of May 31, 2021:

Assets
Right-of-use assets	$895,573

Liabilities
Current operating lease liabilities	$309,731
Long-term operating lease liabilities	707,369

Total operating lease liabilities	$1,017,100

The weighted average remaining lease term for the Company’s operating leases is 3.3 years.

(4)	Credit Facility

On November 27, 2019, TSR closed on the Credit Facility pursuant to a Loan and Security Agreement with the Lender that initially provided up to $7,000,000 in funding to TSR and its direct and indirect subsidiaries, TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix, S.A.R.L., each of which, together with TSR, is a borrower under the Credit Facility. Each of the borrowers has provided a security interest to the Lender in all of their respective assets to secure amounts borrowed under the Credit Facility.

TSR expects to utilize the Credit Facility for working capital and general corporate purposes. TSR had also expected to utilize the Credit Facility to complete the Repurchase (as defined below) and make the Settlement Payment (as defined below); however, TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline established in the Credit Facility for such use.

Because TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the maximum amount that may now be advanced under the Credit Facility at any time shall not exceed $2,000,000.

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of May 31, 2021 was 3.25%, indicating an interest rate of 5.0% on the Credit Facility. The initial term of the Credit Facility is 5 years, which shall automatically renew for successive 5-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender.

As of May 31, 2021, the net borrowings outstanding against this Credit Facility were $92,527. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

(5)	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties (See Note 7). In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due on June 30, 2021 was paid subsequent to the end of the fiscal year. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s Lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The estimated present value of these payments is $867,000 at May 31, 2021.

(6)	Equity

Rights Plan / Preferred Stock

Amended and Restated Rights Agreement

On August 29, 2018, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share (“Common Stock”), of the Company outstanding on August 29, 2018 to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement, dated as of August 29, 2018, between the Company and Continental Stock Transfer & Trust Company, as “Rights Agent”. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Class A Preferred Stock, Series One, par value $0.01 per share (“Preferred Stock”), of the Company at a price of $24.78 per one one-hundredth of a share of Preferred Stock represented by a Right, subject to adjustment.

On August 30, 2019, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC and Tajuddin Haslani (collectively, the “Investor Parties”), pursuant to which the Company agreed to, among other things, amend and restate the Rights Agreement to provide that a “Distribution Date” (as defined below) shall not occur as a result of any request by any of the Investor Parties calling for a special meeting pursuant to Article II, Section 5 of the Amended and Restated By-Laws of the Company in accordance with the terms of the Settlement Agreement (See Note 7, “Other Matters.”). Pursuant to the Settlement Agreement, the Company amended and restated the Rights Agreement on September 3, 2019 (the “A&R Rights Agreement”) to confirm that a Distribution Date (as defined in the A&R Rights Agreement) shall not occur as a result of any request by any of the Investor Parties for a special meeting of the Company’s stockholders.

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

May 31, 2021 and 2020

Second Amendment to A&R Rights Agreement and Termination of A&R Rights Agreement as of March 31, 2021

At the Company’s combined 2019 and 2020 annual meeting of stockholders held on November 19, 2020, the Company’s stockholders approved an advisory vote to terminate the Company’s A&R Rights Agreement no later than March 31, 2021. On March 31, 2021, the Company entered into that certain Second Amendment to A&R Rights Agreement with the Rights Agent, pursuant to which the Expiration Date was advanced from August 29, 2021 to March 31, 2021. As a result of this amendment, effective as of the close of business on March 31, 2021, the Rights expired and are no longer outstanding and the A&R Rights Agreement was terminated by its terms.

Following the expiration of the Rights and the termination of the A&R Rights Agreement on April 1, 2021, the Company filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware eliminating the Class A Preferred Shares and returning them to be authorized but unissued and non-designated shares of the Company’s preferred stock.

(7)	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Except for the litigation disclosed below, management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company.

Paskowitz Stockholder Litigation

On October 16, 2018, the Company was served with a complaint filed on October 11, 2018 in the Supreme Court of the State of New York, Queens County, by Susan Paskowitz, a stockholder of the Company, against the Company; Joseph F. Hughes and Winifred M. Hughes; former directors Christopher Hughes, Raymond A. Roel, Brian J. Mangan, Regina Dowd, James J. Hill, William Kelly, and Eric Stein; as well as stockholders Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC (the “Stockholder Litigation”). The complaint purported to be a class action lawsuit asserting claims on behalf of all minority stockholders of the Company. Ms. Paskowitz alleged the following: the sale by Joseph F. Hughes and Winifred M. Hughes of an aggregate of 819,491 shares of the Company’s common stock (“controlling interest”) to Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC was in breach of Joseph F. Hughes’ and Winifred M. Hughes’ fiduciary duties and to the detriment of the Company’s minority stockholders; the former members of the Board of Directors of the Company named in the complaint breached their fiduciary duties by failing to immediately adopt a rights plan that would have prevented Joseph F. Hughes and Winifred M. Hughes from selling their shares and preserved a higher premium for all stockholders; Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC Zeff, QAR, and Fintech are “partners” and constitute a “group.” Ms. Paskowitz also asserted that Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC aided and abetted Joseph F. Hughes’ and Winifred M. Hughes’ conduct, and ultimately sought to buy out the remaining shares of the Company at an unfair price.

On June 14, 2019, Ms. Paskowitz filed an amended complaint in the Stockholder Litigation in the Supreme Court of the State of New York, Queens County with the court against the former members of the Board of Directors and Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC, which asserted substantially similar allegations to those contained in the October 11, 2018 complaint, but omitted Regina Dowd, Joseph F. Hughes and Winifred M. Hughes as defendants. In addition to the former members of the Board of Directors named in the original complaint, the amended complaint named former directors Ira Cohen, Joseph Pennacchio, and William Kelly as defendants. The amended complaint also asserted a derivative claim purportedly on behalf of the Company against the named former members of the Board of Directors. The amended complaint sought declaratory judgment and unspecified monetary damages. The complaint requested: (1) a declaration from the court that the former members of the Board of Directors named in the complaint breached their fiduciary duties by failing to timely adopt a stockholder rights plan, which resulted in the loss of the ability to auction the Company off to the highest bidder without interference from Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC; (2) damages derivatively on behalf of the Company for unspecified harm caused by the named Directors’ alleged breaches of fiduciary duties; (3) damages and equitable relief derivatively on behalf of the Company for the named Directors’ alleged failure to adopt proper corporate governance practices; and (4) damages and injunctive relief against Zeff Capital, L.P., QAR Industries, Inc. and Fintech Consulting LLC based on their knowing dissemination of false or misleading public statements concerning their status as a group. The complaint did not assign any monetary values to alleged damages.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

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

On December 21, 2018, the Company filed a complaint in the United States District Court, Southern District of New York, against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani for violations of the disclosure and anti-fraud requirements of the federal securities laws under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and the related rules and regulations promulgated by the SEC, for failing to disclose to the Company and its stockholders their formation of a group and the group’s intention to seize control of the Company (the “SDNY Action”). The complaint requested that the court, among other things, declare that the defendants have solicited proxies without filing timely, accurate and complete reports on Schedule 13D and Schedule 14A in violation of Sections 13(d) and 14(a) of the Exchange Act, direct the defendants to file with the SEC complete and accurate disclosures, enjoin the defendants from voting any of their shares prior to such time as complete and accurate disclosures have been filed, and enjoin the defendants from further violations of the Exchange Act with respect to the securities of the Company.

On January 7, 2019, Ms. Paskowitz filed a related action against Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC, and Tajuddin Haslani in the Southern District of New York, which asserted claims against them for breach of fiduciary duty and under federal securities laws similar to those asserted in the Company’s action. Although the Company is not a party to Ms. Paskowitz’s action, the court has determined to treat the Company’s and Ms. Paskowitz’s respective actions as related.

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

On August 30, 2019, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Zeff Capital, L.P., Zeff Holding Company, LLC, Daniel Zeff, QAR Industries, Inc., Robert Fitzgerald, Fintech Consulting LLC and Tajuddin Haslani (collectively, the “Investor Parties”) with respect to the proxy contest pertaining to the election of directors at the 2018 Annual Meeting, which was held on October 22, 2019. Pursuant to the Settlement Agreement, the parties agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

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

May 31, 2021 and 2020

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

On December 16, 2019, the Company entered into a Stipulation and Agreement of Settlement (the “Stipulation”) with Susan Paskowitz in the Stockholder Litigation, which retained the terms and conditions of settlement of the Stockholder Litigation contained in the MOU described in the preceding paragraph, with the addition that the Company will pay to plaintiff’s counsel an award of attorneys’ fees and reimbursement of expenses in the amount of $260,000 (collectively, the “Stockholder Litigation Settlement”). The Stockholder Litigation Settlement does not contain any admission of liability, wrongdoing or responsibility by any of the parties, and provides for mutual releases by all parties. Each stockholder of the Company is a member of the plaintiff class unless such stockholder opts out of the class. The Stipulation is independent of the Settlement Agreement and Repurchase Agreement that the Company had entered into with the Investor Parties.

On December 24, 2019, Ms. Paskowitz moved for preliminary approval of the Stipulation. On May 21, 2020, the Court entered an order preliminarily approving the Stipulation. The Court conducted a settlement hearing on April 20, 2021 to consider final approval of the Stipulation. On May 25, 2021, the Court issued a final order and judgment approving all material terms in the Stipulation. Pursuant to the terms of the final order, the Court fully and finally approved the settlement set forth in the Stipulation and dismissed the Stockholder Litigation with prejudice. The settlement payment was paid by the Company’s insurance provider under its insurance policy.

Please also refer to Note 8, Termination of Former CEO, regarding an ongoing lawsuit originally filed by the Company’s former Chief Executive Officer against the Company in the Supreme Court of the State of New York in March 2020.

(8)	Termination of Former CEO

The Company terminated Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), effective February 29, 2020 for “Cause” as defined in Section 6(a) of his Amended and Restated Employment Agreement dated August 9, 2018 (the “Employment Agreement”). Despite having already been terminated from employment, on March 2, 2020, the Company received a letter from Mr. Hughes, providing notice of his intent to resign for “Good Reason” as defined in Section 7(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Enhanced Severance Amount” under the Employment Agreement. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff Hughes alleges that he was terminated without cause or in the alternative that he resigned for good reason and therefore, pursuant to the Employment Agreement, Hughes seeks severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denies Plaintiff’s allegations in their entirety and has filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion. The Company intends to vigorously defend and litigate this matter while recognizing the costs of litigation, including that it may divert the attention of management and key personnel from business operations.

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

(10)	Payroll Protection Program Loan

On April 15, 2020, the Company received loan proceeds of $6,659,220 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the CARES Act and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A., a national banking association (the “PPP Lender”).

In March 2021, the Company submitted a PPP Loan forgiveness application to the SBA through the PPP Lender.

On July 7, 2021, the Company received notification from the PPP Lender that the SBA approved the Company’s application for forgiveness of the entire principal amount of the PPP Loan, plus all accrued interest. The PPP Lender will apply the forgiveness amount to satisfy the PPP Loan. The Company has no further obligations with respect to the PPP Loan. The forgiveness of the PPP Loan will be recognized during the Company’s fiscal 2022 first quarter ending August 31, 2021.

(11)	Geneva Consulting Group Acquisition

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

The purchase price for the shares of Geneva was comprised of the following: (i) $1,452,000 in cash paid to Sellers at the closing of the acquisition, (ii) an amount of $748,000, that is equal to the amount of Geneva’s loan under the PPP that was not assumed by the Company and is expected to be substantially forgiven by the SBA, (iii) an amount up to $300,000 which may be paid as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”), (iv) bonus payments payable in $10,000 increments, (v) $747,000 for the net working capital of Geneva as of closing and (vi) other purchase price adjustments of which $36,000 has been paid to date. Any Earnout Payments and bonus payments will be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at the Company’s clients on such dates.

The purchase agreement for the Geneva acquisition provided for a earn-out of up to $300,000 plus bonus amounts in $10,000 increments which are earned through August 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payment structure (Level 3 of the fair value hierarchy). The earn-out was revalued quarterly prior to the settlement discussed below, using a present value approach and any resulting increase or decrease was recorded into selling, general and administrative expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date and subsequent period ends.

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their estimated fair values. The Company determined the estimated fair values with the assistance of valuations performed by an independent third-party specialist. There have been no changes made to the valuation as of May 31, 2021.

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

The following table summarizes the components of the purchase price at fair values at September 1, 2020:

Cash consideration paid to date	$2,983,264
Estimated earnout and other liabilities	358,796
Total purchase price	$3,342,060

The following table summarizes the allocation of purchase price at preliminary estimated fair values at September 1, 2020:

Cash	$241,946
Accounts receivable	778,930
Prepaid expenses	5,249
Intangible assets (see Note 13)	1,800,000
Goodwill	785,883
Accrued expenses	(269,948)
Net assets	$3,342,060

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

Unaudited pro forma financial information assuming the acquisition of Geneva as of June 1, 2019 is presented in the following table (in thousands):

	Fiscal Year Ended
	May 31,	May 31,
	2021	2020
Revenue	$70,258	$68,340
Net loss	$(756)	$(1,060)
Earnings loss per share	$(0.39)	$(0.54)

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

(12)	Goodwill

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

(13)	Intangible Assets

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

Intangible assets identified in the Geneva acquisition are as follows:

	September 1, 2020	Amortization	May 31, 2021
Database (estimated life 5 years)	$230,000	$34,500	$195,500
Non-compete agreement (estimated life 2 years)	10,000	3,750	6,250
Trademark (estimated life 3 years)	60,000	15,000	45,000
Customer relationships (estimated life 15 years)	1,500,000	75,000	1,425,000
Total	$1,800,000	$128,250	$1,671,750

No instances of triggering events or impairment indicators were identified at May 31, 2021.

(14)	Related Party Transactions

On January 5, 2021, the members of the Board of Directors of TSR other than Robert Fitzgerald approved providing a waiver to QAR Industries, Inc. for its contemplated acquisition of shares owned by Fintech Consulting LLC under the Company’s A&R Rights Agreement so that a Distribution Date would not occur as a result of the Acquisition. QAR Industries, Inc. and Fintech Consulting LLC were both principal stockholders of the Company, each owning more than 5% of the Company’s outstanding common stock prior to the consummation of the Acquisition. Robert Fitzgerald is the President and majority shareholder of QAR Industries, Inc. The other directors of the Company are not affiliated with QAR Industries, Inc.

On February 3, 2021, the Acquisition was completed and QAR Industries, Inc. purchased 348,414 shares of TSR common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, purchased 27,586 shares of TSR common stock from Fintech Consulting LLC at a price of $7.25 per share.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2021 and 2020

(15)	Stock-based Compensation Expense

On January 28, 2021 the Company granted 108,333 shares in time vesting stock awards and 69,167 shares in time and performance vesting stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one, two and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. During the fiscal year ending May 31, 2021, $236,000 has been record as stock-based compensation expense and included in selling, general and administrative expenses. As of May 31, 2021, there is approximately $852,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; and zero vested awards.

(Continued)

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2021.

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

Item 9B. Other Information

As previously disclosed, on April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain mutual releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s common stock. The foregoing descriptions do not purport to be complete and are qualified in their entirety by the full text of the agreement, which was attached to the Annual Report for the fiscal year ended May 31, 2020 as Exhibit 10.6 and incorporated herein by reference.

TSR, INC. AND SUBSIDIARIES

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders.

TSR, INC. AND SUBSIDIARIES

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. The consolidated financial statements as indicated in the index set forth on page 21.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2. Exhibits as listed in Exhibit Index on page 26.

TSR, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Dated: August 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer

/s/ Bradley M. Tirpak
Bradley M. Tirpak, Chairman of the Board of Directors

/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

/s/ Robert Fitzgerald
Robert Fitzgerald, Director

Dated: August 23, 2021

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2021

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended.

3.2	Certificate of Elimination of Class A Preferred Stock, Series One of TSR, Inc., as filed with the Secretary of State of the State of Delaware on April 1, 2021, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on April 1, 2021.

3.3	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended May 31, 2020 filed by the Company on August 17, 2020.

4.1	Description of Registered Securities.

10.1	Amended and Restated Employment Agreement dated as of November 2, 2020 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.2	Employment Agreement, dated as of November 2, 2020 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed by the Company on November 6, 2020.

10.3	Loan and Security Agreement dated as of November 27, 2019 among Access Capital, Inc., TSR, Inc., TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix S.A.R.L., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 2, 2019.

10.4	Term Sheet, dated as of April 1, 2020, by and between Zeff Capital, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2020.

10.5	Agreement dated August 13, 2020, by and among the Company, Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff, incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended May 31, 2020 filed by the Company on August 17, 2020.

10.6	Form of Restricted Stock Grant Notice and Restricted Stock Purchase Agreement, incorporated by reference to our current report on Form 8-K filed with the SEC on February 1, 2021 as Exhibit 10.1.

10.7	TSR, Inc. 2020 Equity Incentive Plan, incorporated by reference to our current report on Form S-8 filed with the SEC on December 18, 2020 as Exhibit 4.6.

21	List of Subsidiaries.

23.1	Consent of CohnReznick LLP, Independent Registered Accounting Firm

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX (continued)

FORM 10-K, MAY 31, 2021

Exhibit Number	Exhibit
31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

101	XBRL (extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended May 31, 2021 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.