Form 10-K/A
period 2021-05-31
TSR INC
filed 2021-09-28
CIK 98338

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

The number of shares of the Registrant’s common stock (“Common Stock”) outstanding as of September 27, 2021 was 1,962,062.

EXPLANATORY NOTE

TSR, Inc. (“TSR” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended May 31, 2021, which was filed with the SEC on August 23, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on May 31, 2021.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Amendment, and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements as to the Registrant’s plans, future prospects and future cash flow requirements, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to, the following: the statements concerning the success of the Registrant’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the successful integration of announced acquisitions and any anticipated benefits therefrom; the impact of adverse economic conditions on client spending which have a negative impact on the Registrant’s business, which includes, but is not limited to, the current adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Registrant’s contract computer programming services will continue to adversely affect the Registrant’s business; the concentration of the Registrant’s business with certain customers; uncertainty as to the Registrant’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Registrant’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Registrant is a party; and other risks and uncertainties described in the Registrant’s filings under the Exchange Act.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and positions and offices held with the Company of each director and executive officer of the Company. Directors are classified as either Class I, Class II or Class III directors, with each class serving for a term of three (3) years. The term of Class I directors is set to expire at the 2021 annual meeting of stockholders of the Company. The term of Class II directors is set to expire at the 2023 annual meeting of stockholders, and the term of Class III directors is set to expire at the 2022 annual meeting of stockholders. There is currently no Class III director on the Board of Directors of the Company (the “Board”). Executive officers serve until such time as their successor is duly elected and qualifies.

Name	Age	Position	Year First Officer or Director
Bradley M. Tirpak(1)(2)(3)(4)	51	Chairman of the Board and Class I Director	2019

Thomas Salerno	53	Chief Executive Officer, President and Treasurer	2020

John G. Sharkey	62	Senior Vice President, Chief Financial Officer and Secretary	1990

H. Timothy Eriksen(1)(2)(3)(4)(5)(7)	52	Class I Director	2019

Robert Fitzgerald(1)(2)(3)(4)(6)	57	Class II Director	2019

(1)	Member of the Compensation Committee of the Board.

(2)	Member of the Audit Committee of the Board.

(3)	Member of the Nominating Committee of the Board.

(4)	Member of the Special Committee of the Board.

(5)	Mr. Eriksen is the Chairman of the Audit Committee of the Board and the Chairman of the Nominating Committee of the Board.

(6)	Mr. Fitzgerald is the Chairman of the Compensation Committee of the Board and the Chairman of the Special Committee of the Board.

(7)	Lead independent director.

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

Mr. H. Timothy Eriksen was elected as a Class I director of the Company at the 2018 annual meeting of stockholders on October 22, 2019. He was appointed by the Board as the Chairman of the Audit Committee of the Board on December 30, 2019. Mr. Eriksen founded Eriksen Capital Management, an investment advisory firm (“ECM”), in 2005. Mr. Eriksen is the President of ECM. Mr. Eriksen is the Chief Executive Officer and Chief Financial Officer of, and since July 2015 has been a director of, Solitron Devices, Inc. (“Solitron”). Solitron designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. From April 2018 through August 2021, Mr. Eriksen was a director of Novation Companies, Inc. (“Novation”). Novation owns Healthcare Staffing, Inc., which, among other activities, provides outsourced healthcare staffing and related services. On August 31, 2021, Mr. Eriksen was elected to the Board of PharmChem, Inc., which offers a sweat patch device to test for drug abuse. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University.

The Company believes that Mr. Eriksen is a valuable member of the Board based on his strong business and financial background, and his experience serving in leadership- and management-level roles with responsibility for formulating business and operational strategy.

Mr. Robert Fitzgerald was appointed as a Class II director of the Company by the Board on December 30, 2019. Mr. Fitzgerald is a seasoned business executive with over 25 years of experience helping companies grow. From 1999 through 2008, he served as the CEO of YDI/Proxim Wireless, an early pioneer of the wireless networking equipment industry. From 2009 through 2010, he served as a consultant and later the President of Ubiquiti Networks, now Ubiquiti, Inc. (NYSE: UI), a world leading provider of wireless and non-wireless networking equipment. He currently serves as the CEO of QAR Industries, Inc., an investment company that holds interests in a portfolio of public and private companies, including Antenna Products Corporation and SeeView Securities, Inc. Mr. Fitzgerald earned a B.A. in Economics and a J.D. from the University of California, Los Angeles.

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

Delinquent Section 16(a) Reports

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during the fiscal year ended May 31, 2021.

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

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to the Company for the fiscal years ended May 31, 2021 and 2020. The Named Executive Officers for the fiscal years ended May 31, 2021 and 2020 are (1) Thomas Salerno, our President and Chief Executive Officer; (2) John G. Sharkey, our Senior Vice President and Chief Financial Officer; and (3) Christopher Hughes, who served as President and Chief Executive Officer prior to his removal effective February 29, 2020 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Thomas Salerno,	2021	$350,000		$63,000	$-	$-	$-	$-	$12,000	(5)	$425,000
President and Chief Executive Officer (1)	2020	$317,000	(4)	$25,000	$-	$-	$-	$-	$3,000	(5)	$345,000

John G. Sharkey,	2021	$310,000		$40,000	$-	$-	$-	$-	$6,000	(6)	$356,000
Senior Vice President and Chief Financial Officer (2)	2020	$295,000		$-	$-	$-	$-	$-	$6,000	(6)	$301,000

Christopher Hughes,	2021	$-		$-	$-	$-	$-	$-	$-		$-
Former President and Chief Executive Officer (3)	2020	$300,000	(7)	$-	$-	$-	$-	$-	$22,000	(8)	$322,000

(1)	Thomas Salerno was appointed as President and Chief Executive Officer of the Company effective March 23, 2020 and served as Acting CEO of the Company from January 27, 2020 to March 23, 2020 due to a leave of absence by Mr. Hughes during this time. He has also served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit, in fiscal year 2020.

(2)	John G. Sharkey was appointed as Senior Vice President and Chief Financial Officer effective June 1, 2019. Previously, Mr. Sharkey served as Vice President, Finance.

(3)	Christopher Hughes served as President and Chief Executive Officer of the Company in a portion of the 2020 fiscal year until he was removed from his officer positions effective February 29, 2020.

(4)	Represents the sum of the pro-rated amount of an annual base salary of $300,000 for the period from June 1, 2019 to January 26, 2020 and the pro-rated amount of an annual base salary of $350,000 for the period beginning on January 27, 2020.

(5)	Amount related to Mr. Salerno’s personal use of an automobile provided by the Company.

(6)	Amounts related to Mr. Sharkey’s personal use of an automobile provided by the Company.

(7)	Represents the pro-rated amount of an annual base salary of $400,000 for the period ended on February 29, 2020.

(8)	Of this amount, $4,000 related to Mr. Christopher Hughes’ personal use of an automobile provided by the Company for the period ended on February 29, 2020; and $18,000 was paid to Mr. Christopher Hughes for premiums for medical insurance benefits for the period ended on February 29, 2020. The nature of certain additional expenses incurred by Mr. Hughes is currently the subject of litigation and thus, the Company cannot determine at this time what, if any, amount of such additional expenses may constitute All Other Compensation.

Outstanding Equity Awards at Fiscal Year End

In October of 2020, the Company adopted the TSR, Inc. 2020 Equity Incentive Plan (“the Plan”) which was subsequently approved by the Shareholders at the combined 2019 and 2020 Annual Meeting held on November 19, 2020. The Plan allows for a maximum of 200,000 shares in the form of non-qualified stock options, incentive stock options, restricted awards, stock appreciation rights, cash awards, performance share awards and other equity based awards to employees, consultants, directors and those individuals whom the Board determines are reasonably expected to become employees, consultants or directors following the date of grant. The table below sets forth the outstanding equity awards issued under the Plan as of May 31, 2021 with respect to the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expirat-ion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Thomas Salerno	-	-	-	-	-	-	-	13,333	(1)(2)	$108,131
	-	-	-	-	-	-	-	5,000	(1)(3)	$40,550
	-	-	-	-	-	-	-	5,000	(1)(4)	$40,550
	-	-	-	-	-	-	-	8,333	(5)(3)	$67,581
	-	-	-	-	-	-	-	8,334	(5)(4)	$67,589
John G. Sharkey	-	-	-	-	-	-	-	8,333	(1)(2)	$67,581
	-	-	-	-	-	-	-	3,333	(1)(3)	$27,031
	-	-	-	-	-	-	-	3,334	(1)(4)	$27,039
	-	-	-	-	-	-	-	5,000	(5)(3)	$40,550
	-	-	-	-	-	-	-	5,000	(5)(4)	$40,550

(1)	Representing shares of common stock under time vesting stock awards, issued on January 28, 2021, which fully vest on the applicable vesting date, so long as the grantee remains an employee of the Company.

(2)	The vesting date for these shares is January 28, 2022.

(3)	The vesting date for these shares is January 28, 2023.

(4)	The vesting date for these shares is January 28, 2024.

(5)	Representing shares of common stock under performance vesting stock awards, issued on January 28, 2021, which, so long as the grantee remains an employee of the Company, will (i) fully vest upon the satisfaction of the “performance condition” defined in the grant agreements, which relates to the market price of the Company’s common stock over a stated period of time, and (ii) expire on January 28, 2023 and 2024, respectively, if the performance condition is not satisfied. The “performance condition” entails the common stock share price trading above the applicable share target for 30 consecutive trading days between the issue date and the expiration date. If the applicable share target (a) is reached for 30 consecutive days before the vesting date and (b) the stock is above the applicable share target on the vesting date, the award shares shall vest on the vesting date. If the applicable share target is reached after the vesting and before the expiration date, the shares vest upon the stock trading for 30 consecutive days above the applicable share target.

Employment Agreements and Arrangements

On November 3, 2020, TSR entered into an Employment Agreement with its Chief Executive Officer, Thomas C. Salerno (the “CEO Employment Agreement”) and an Amended and Restated Employment Agreement with its Chief Financial Officer, John Sharkey (the “CFO Employment Agreement”, collectively with the CEO Employment Agreement, the “Employment Agreements”), both effective as of November 2, 2020. The CFO Employment Agreement superseded the Amended and Restated Employment Agreement dated May 24, 2019 between the Company and Mr. Sharkey in its entirety.

Employment Term and Position. The term of employment of each of Messrs. Salerno and Sharkey will be three years from November 2, 2020 to November 2, 2023, and any continued employment will be on an “at-will” basis. During their respective terms of employment, Mr. Salerno will serve as Chief Executive Officer of the Company and Mr. Sharkey will serve as Chief Financial Officer of the Company.

Base Salary, Annual Bonus Equity Compensation and Other Benefits. Pursuant to their Employment Agreements, Messrs. Salerno and Sharkey are entitled to annual base salaries of $350,000 and $310,000, respectively, as may be adjusted by the Board. In addition, Messrs. Salerno and Sharkey will be eligible to receive annual cash bonuses up to 35% and 25% of their respective base salaries, respectively, based on the Company’s financial information and established by the Board, upon the condition that Messrs. Salerno and Sharkey are active employees on the last day of the related fiscal year and there are no publicly reportable audit findings for the fiscal year. Any annual bonus will be paid in two installments, i.e., 50% of the estimated annual bonus will be advanced within 30 days of the end of the fiscal year and the balance equal to the final annual bonus determined by the Board minus the estimate advanced after the filing of the Company’s 10-K for the fiscal year. Messrs. Salerno and Sharkey will also be eligible to receive equity awards under the Company’s equity incentive plan, certain benefits including vacation, group medical health, group insurance and similar benefits, a monthly car allowance of $1,800 and $800, respectively, and reimbursement of approved business expenses.

Termination Entitlement and Severance. In the event that the Company terminates Mr. Salerno or Mr. Sharkey’s employment (a) for “Cause” (as defined in their Employment Agreements) or (b) upon Mr. Salerno or Mr. Sharkey’s death or disability or, (c) if Mr. Salerno or Mr. Sharkey terminates his employment for any reason other than due to material breach by the Company as described in scenario (y) below, then the Company’s sole obligations to Mr. Salerno or Mr. Sharkey shall be: (i) the payment of any accrued but unpaid base salary, (ii) the payment of any approved but not reimbursed business expenses and (iii) compliance with the Company’s benefits plans (collectively, the “Termination Entitlement”). If Mr. Salerno or Mr. Sharkey is terminated for “Cause” or resigns for any reason prior to the date the annual bonus is paid out in its entirety, he shall forfeit any and all annual bonus including returning any advanced bonus portion paid.

In the event that (x) the Company terminates Mr. Salerno or Mr. Sharkey’s employment for reasons other than the above-enumerated reasons and in Mr. Sharkey’s case, if he is forced to relocate more than 25 miles from his current residence and he resigns due to this reason, both subject to the Company or its affiliate’s offer of comparable employment meeting certain conditions or, (y) Mr. Salerno or Mr. Sharkey provides notice to the Company of its material breach of its obligations under his Employment Agreement and the Company fails to cure such breach within the required period of time, in addition to the Termination Entitlement, Mr. Salerno or Mr. Sharkey will be entitled to a severance payment consisting of (i) one year of base salary, (ii) one year of car allowance and (iii) 50% of the annual bonus awarded in the fiscal year prior to the employee’s termination if his employment is terminated without Cause (collectively, the “Severance Payment”) as well as a health benefit comprising continued participation in the Company’s group health plan for one year for Mr. Salerno and until March 31, 2025 for Mr. Sharkey, respectively, subject to certain conditions provided in their respective Employment Agreements (the “Health Benefit”).

If, prior to the expiration of their respective term of employment and within 12 months following a Change in Control (as defined in their Employment Agreements), Mr. Salerno or Mr. Sharkey is subject to termination other than for Cause, then the Company will pay “Change in Control Severance Benefits” consisting of (i) a payment equivalent to one year of base salary (as in effect immediately prior to the Change in Control, or the date of the termination of the employee’s employment, whichever is greater), (ii) 100% of the employee’s annual bonus as paid in the previous year, (iii) taxable cash payments for COBRA coverage for 18 months and (iv) acceleration of vesting of 100% of the employee’s unvested equity award compensation.

Pursuant to the Employment Agreements, the Company’s obligation to pay any Severance Payment, Health Benefit, Change in Control Severance Benefits (collectively, “Severance Payments”) or any related benefits to which Mr. Salerno or Mr. Sharkey is not automatically entitled under the law will be subject to the employee’s execution of an effective release of claims in favor of the Company, its affiliates and their related persons, in a form to be provided by the Company. In addition, in the event that Mr. Salerno or Mr. Sharkey breaches the restrictive covenants under his Employment Agreement, any remaining Severance Payments due to him will be forfeited.

Restrictive Covenants. Pursuant to their respective Employment Agreements, Messrs. Salerno and Sharkey are subject to certain restrictive covenants including (i) protection of confidential information, (ii) non-disparagement, (iii) non-solicitation of employees for a period of 24 months after the termination of employment, (iv) noncompetition for a period of 12 months after the termination of employment and (v) non-solicitation of the Company’s clients for a period of 24 months after the termination of employment.

Director Compensation

The following table sets forth information concerning the compensation of the non-officer directors of the Company who served as directors during the fiscal year ended May 31, 2021. Directors of the Company who also serve as executive officers of the Company are not paid any compensation for their service as directors. There are currently no executive officers also serving as directors.

Name	Fees Earned Or Paid In Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bradley M. Tirpak (1)	$20,000	$-	$-	$-	$-	$-	$20,000

H. Timothy Eriksen (1)	$20,000	$-	$-	$-	$-	$-	$20,000

Robert Fitzgerald (2)	$20,000	$-	$-	$-	$-	$-	$20,000

(1)	Elected to serve as a director of the Company at the annual meeting of stockholders on October 22, 2019.

(2)	Appointed to serve as a director of the Company by the Board on December 30, 2019.

For their service, members of the Board who are not officers of the Company received a pro-rated amount of an annual retainer of $10,000, payable quarterly, based on period of time they respectively served during fiscal 2021.

Bradley M. Tirpak received an additional annual retainer of $10,000 for his service as Chairman of the Board during fiscal 2021.

H. Timothy Eriksen received an additional annual retainer of $10,000 for his service as Chairman of the Audit Committee during fiscal 2021. Mr. Eriksen did not receive any additional retainer for his service as Chairman of the Nominating Committee of the Board or lead independent director during fiscal 2021.

Robert Fitzgerald received an additional annual retainer of $10,000 for his service as Chairman of the Compensation Committee during fiscal 2021. Mr. Fitzgerald did not receive any additional retainer for his service as Chairman of the Special Committee of the Board during fiscal 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information with respect to the Plan as of May 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	22,500

Equity compensation plans not approved by security holders	-	-	-
Total	-	-	22,500

(1)	The securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

Principal Stockholders and Security Ownership of Management

The outstanding voting stock of the Company as of September 27, 2021 consisted of 1,962,062 shares of Common Stock. The table below sets forth the beneficial ownership of the Common Stock of the Company’s directors, executive officers and persons known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock as of September 27, 2021:

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)		Percent of Class
Bradley M. Tirpak (2)(3)	43,446	(4)	2.2%
H. Timothy Eriksen (2)(3)	-	(5)	-
Thomas Salerno (2)(6)	-		-
John G. Sharkey (2)(7)	6,750		0.3%
Robert Fitzgerald (2)(3)(8)	518,884	(9)	26.4%
Philip J. LaBlonde (10)	135,000		6.9%
QAR Industries, Inc. (8)	498,884		25.4%
Zeff Capital, L.P. (11)	437,774		22.3%
Zeff Holding Company, LLC (11)	437,774	(12)	22.3%
Daniel Zeff (11)	437,774	(12)	22.3%
All Directors and Executive Officers as a Group (5 persons)	569,080		29.0%

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s Common Stock if such person has voting or investment power with respect to such shares. This includes shares of Common Stock (a) subject to options exercisable within sixty (60) days, and (b) (1) owned by a person’s spouse, (2) owned by other immediate family members who share a household with such person, or (3) held in trust or held in retirement accounts or funds for the benefit of the such person, over which shares the person named in the table may possess voting and/or investment power. Unless otherwise stated herein, each beneficial owner has sole voting power and sole investment power.

(2)	This executive officer and/or director maintains a mailing address at 400 Oser Avenue, Suite 150, Hauppauge, New York 11788.

(3)	Such person currently serves as a director of the Company.

(4)	Based on the Form 4 filed by Bradley M. Tirpak with the SEC on May 28, 2021. The amount does not include 30,000 unvested restricted stock awards.

(5)	The amount does not include 30,000 unvested restricted stock awards.

(6)	Mr. Thomas Salerno served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit, since 2011. He was appointed as President and Chief Executive Officer of the Company effective March 23, 2020 and served as Acting CEO of the Company from January 27, 2020 to March 23, 2020. The amount does not include 40,000 unvested restricted stock awards.

(7)	John G. Sharkey served as the Vice President, Finance, Controller and Secretary of the Company until June 1, 2019. Effective June 1, 2019, Mr. Sharkey was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company. The amount does not include 25,000 unvested restricted stock awards.

(8)	Based on the Form 4 filed by Robert Fitzgerald with the SEC on June 17, 2021. Robert Fitzgerald is the President of QAR Industries, Inc. and the reporting persons maintain a mailing address at 101 SE 25th Avenue, Mineral Wells, Texas 76067. The amount does not include 30,000 unvested restricted stock awards.

(9)	Represents the same shares owned by QAR Industries, Inc.

(10)	Based on a Schedule 13D filed by Philip J. LaBlonde with the SEC on August 12, 2016. Based on the Schedule 13D, Philip J. LaBlonde maintains a mailing address at 15120 Honors Circle, Carmel, Indiana 46033.

(11)	Based on an Amendment to Schedule 13D filed by Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff with the SEC on August 17, 2020. Based on the Amendment to Schedule 13D, Zeff Capital, L.P. is the owner of the 437,774 shares reported on the Amendment; Zeff Holding Company, LLC is the general partner of Zeff Capital, L.P.; Daniel Zeff is the sole manager of Zeff Holding Company, LLC; and all of the reporting persons maintain a mailing address at 885 Sixth Avenue, New York, New York 10001.

(12)	Represents the same shares owned by Zeff Capital, L.P.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Audit Committee is responsible for reviewing and approving all transactions between the Company and any related party pursuant to the Audit Committee’s charter. Except as described below, the Company was not a participant in any transaction since the beginning of the 2021 fiscal year in which any related person had a direct or indirect material interest and in which the amount involved exceeded the lesser of $120,000 or 1% of the average of the Company’s total assets at the end of each of the Company’s two prior fiscal years, and no such transactions are currently proposed.

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

On January 5, 2021, the members of the Board of Directors of TSR other than Robert Fitzgerald approved providing a waiver to QAR Industries, Inc. for its contemplated acquisition of shares owned by Fintech Consulting LLC under the Company’s prior Amended and Restated Rights Agreement so that a distribution date would not occur as a result of the acquisition. QAR Industries, Inc. and Fintech Consulting LLC were both principal stockholders of the Company, each owning more than 5% of the Company’s outstanding common stock prior to the consummation of the acquisition. Robert Fitzgerald is the President and majority shareholder of QAR Industries, Inc. The other directors of the Company are not affiliated with QAR Industries, Inc.

On February 3, 2021, the acquisition was completed and QAR Industries, Inc. purchased 348,414 shares of TSR common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, purchased 27,586 shares of TSR common stock from Fintech Consulting LLC at a price of $7.25 per share.

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement Agreement. In exchange for certain mutual releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due on June 30, 2021 was paid by the due date. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date.

Board of Directors and Director Independence

The Board of Directors for the 2021 fiscal year consisted of Bradley M. Tirpak (Chairman), H. Timothy Eriksen and Robert Fitzgerald.

Bradley M. Tirpak, H. Timothy Eriksen and Robert Fitzgerald qualify as “independent directors” under the NASDAQ rules.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by CohnReznick LLP for professional services related to the audit of the Company’s annual consolidated financial statements and the review of the interim consolidated condensed financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended May 31, 2021 and 2020 were $102,000 and $78,000, respectively.

Audit-Related Fees

In the fiscal year ended May 31, 2021, fees billed by CohnReznick for audit-related services were $24,000 related to the acquisition of Geneva Consulting Group, Inc. There were no fees billed by CohnReznick LLP for audit-related services for the fiscal years ended May 31, 2020.

Tax Fees

There were no fees billed by CohnReznick LLP for tax services during the fiscal years ended May 31, 2021 or 2020.

All Other Fees

There were no fees billed by CohnReznick LLP related to any other non-audit services for the fiscal years ended May 31, 2021 or 2020.

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

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements filed as part of this report are indexed in the table of contents of the Original Filing and incorporated by reference to the Original Filing. Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report on Form 10-K/A.

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K/A, SEPTEMBER 28, 2021

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 filed by the Company on August 23, 2021.

3.2	Certificate of Elimination of Class A Preferred Stock, Series One, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K by the Company filed on April 1, 2021.

3.3	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended May 31, 2020.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended May 31, 2021.

10.1	Amended and Restated Employment Agreement dated as of November 2, 2020 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.2	Employment Agreement dated as of November 2, 2020 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.3	Loan and Security Agreement dated as of November 27, 2019 among Access Capital, Inc., TSR, Inc., TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix S.A.R.L., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 2, 2019.

10.4	Term Sheet, dated as of April 1, 2020, by and between Zeff Capital, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2020.

10.5	Agreement dated August 13, 2020 by and among the Company, Zeff Capital L.P., Zeff Holding Company, LLC and Daniel Zeff., incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended May 31, 2020.

10.6	Form of Restricted Stock Grant Notice and Restricted Stock Purchase Agreement, incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 1, 2021.

10.7	TSR, Inc. 2020 Equity Incentive Plan, incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed with the SEC on December 18, 2020.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended May 31, 2021.

23.1	Consent of CohnReznick LLP, Independent Registered Accounting Firm, incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the year ended May 31, 2021.

31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSR, INC.

Date: September 28, 2021	By:	/s/ Thomas Salerno
Thomas Salerno
President, Chief Executive Officer, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 28, 2021	By:	/s/ Thomas Salerno
Thomas Salerno
Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: September 28, 2021	By:	/s/ John G. Sharkey
John G. Sharkey
Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer

Date: September 28, 2021	By:	/s/ Bradley M. Tirpak
Bradley M. Tirpak,
Chairman of the Board of Directors

Date: September 28, 2021	By:	/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

Date: September 28, 2021	By:	/s/ Robert Fitzgerald
Robert Fitzgerald, Director