Form 10-Q
period 2021-08-31
TSR INC
filed 2021-10-13
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2021

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

As of October 8, 2021, there were 1,962,062 shares of common stock, par value $0.01 per share, issued and outstanding. Additionally, there were 177,500 unvested shares of restricted common stock awarded under the TSR, Inc. 2020 Equity Incentive Plan, subject to certain vesting criteria described herein.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2021	May 31, 2021
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,605,942	$7,370,646
Marketable securities	43,248	45,696
Accounts receivable, net of allowance for doubtful accounts of $181,000	10,210,087	9,660,742
Other receivables	34,728	32,508
Prepaid expenses	237,823	253,694
Prepaid and recoverable income taxes	46,076	8,671
Total Current Assets	18,177,904	17,371,957
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $167,562 and $155,006	131,668	116,238
Other assets	58,759	47,663
Right-of-use assets	835,166	895,573
Intangible assets, net	1,629,000	1,671,750
Goodwill	785,883	785,883
Deferred income taxes	1,024,000	941,000

Total Assets	$22,642,380	$21,830,064

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$2,282,234	$2,083,140
Accrued expenses and other current liabilities	5,556,168	4,519,416
Advances from customers	1,195,584	1,170,500
Credit facility	34,777	92,527
Operating lease liabilities - current	317,417	309,731
Legal settlement payable - current	575,664	298,370
Total Current Liabilities	9,961,844	8,473,684

Operating lease liabilities, net of current portion	624,950	707,369
Legal settlement payable, net of current portion	-	568,739
SBA Paycheck Protection Program loan payable	-	6,659,220
Total Liabilities	10,586,794	16,409,012
Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,516,449	5,339,200
Retained earnings	19,942,365	13,540,822
	25,489,956	18,911,164

Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	11,975,953	5,397,161

Noncontrolling interest	79,633	23,891
Total Equity	12,055,586	5,421,052

Total Liabilities and Equity	$22,642,380	$21,830,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2021 and August 31, 2020

(UNAUDITED)

	Three Months Ended August 31,
	2021	2020

Revenue, net	$22,866,017	$14,514,006

Cost of sales	19,055,629	12,182,922
Selling, general and administrative expenses	4,165,305	2,271,301
	23,220,934	14,454,223
Income (loss) from operations	(354,917)	59,783

Other income (expense):
Interest expense, net	(33,846)	(52,276)
Gain on PPP Loan and interest forgiveness	6,735,246	-
Unrealized gain (loss) on marketable securities, net	(2,448)	(9,584)

Income (loss) before income taxes	6,344,035	(2,077)
Benefit from income taxes	(115,000)	(5,000)

Consolidated net income	6,459,035	2,923
Less: Net income attributable to noncontrolling interest	57,49 2	5,923

Net income (loss) attributable to TSR, Inc.	$6,401,543	$(3,000)
Basic net income (loss) per TSR, Inc. common share	$3.26	$(0.00)
Diluted net income (loss) per TSR, Inc. common share	$3.18	$(0.00)
Basic weighted average number of common shares outstanding	1,962,062	1,962,062
Diluted weighted average number of common shares outstanding	2,014,699	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended August 31, 2021 and August 31, 2020

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	5,923	5,923

Net loss attributable to TSR, Inc.	-	-	-	(3,000)	-	(3,000)	-	(3,000)

Balance at Aug. 31, 2020	3,114,163	$31,142	$5,102,868	$14,138,796	$(13,514,003)	$5,758,803	$34,303	$5,793,106

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052

Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,492	57,492

Distribution to noncontrolling interest	-	-	-	-	-	-	(1,750)	(1,750)

Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	6,401,543	-	6,401,543	-	6,401,543

Balance at August 31, 2021	3,114,163	$31,142	$5,516,449	$19,942,365	$(13,514,003)	$11,975,953	$79,633	$12,055,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2021 and August 31, 2020

(UNAUDITED)

	Three Months Ended August 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$6,459,035	$2,923
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	55,306	2,396
Unrealized loss on marketable securities, net	2,448	9,584
Deferred income taxes	(83,000)	(3,000)
Non-cash lease (recovery) expense	(14,326)	250
Forgiveness of principal and accrued interest on SBA PPP loan	(6,735,246)	-
Non-cash stock-based compensation expense	177,249	-

Changes in operating assets and liabilities:
Accounts receivable	(549,345)	459,430
Other receivables	(2,220)	(2,210)
Prepaid expenses	15,871	22,955
Prepaid and recoverable income taxes	(37,405)	(7,158)
Other assets	(11,096)	-
Accounts payable, other payables, accrued expenses and other current liabilities	1,311,872	1,033,878
Advances from customers	25,084	(11,401)
Legal settlement payable	(291,445)	9,822

Net cash provided by operating activities	322,782	1,517,469

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(27,986)	(7,976)

Net cash used in investing activities	(27,986)	(7,976)

Cash flows from financing activities:
Net repayments on Credit Facility	(57,750)	(437,153)
Distribution to noncontrolling interest	(1,750)	-

Net cash used in financing activities	(59,500)	(437,153)

Net increase in cash and cash equivalents	235,296	1,072,340
Cash and cash equivalents at beginning of period	7,370,646	9,730,022

Cash and cash equivalents at end of period	$7,605,942	$10,802,362

Supplemental disclosures of cash flow data:
Income taxes paid	$5,000	$6,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2021, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2021 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2022. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 18 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 52,637 in the three months ended August 31, 2021 have been included for dilutive shares outstanding for the three months ended August 31, 2021.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2021 and May 31, 2021:

	August 31, 2021	May 31, 2021

Cash in banks	$7,552,534	$7,317,517
Money market funds	53,408	53,129

	$7,605,942	$7,370,646

4.	Fair Value of Financial Instruments

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

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

Investments recorded in the accompanying condensed consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:

●	Level 1 - These are investments where values are based on unadjusted quoted prices for identical assets in an active market the Company has the ability to access.

●	Level 2 - These are investments where values are based on quoted market prices that are not active or model derived valuations in which all significant inputs are observable in active markets.

●	Level 3 - These are investments where values are derived from techniques in which one or more significant inputs are unobservable.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2021 and May 31, 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$43,248	$-	$	$43,248

May 31, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$45,696	$-	$-	$45,696

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at August 31, 2021 and May 31, 2021 are summarized as follows:

August 31, 2021	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$26,382	$-	$43,248

May 31, 2021	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$28,830	$-	$45,696

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

August 31, 2021

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

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

August 31, 2021

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

On August, 30, 2019, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with the Investor Parties with respect to the proxy contest pertaining to the election of directors at the 2018 Annual Meeting, which was held on October 22, 2019. Pursuant to the Settlement Agreement, the parties agreed to forever settle and resolve any and all disputes between the parties, including without limitation disputes arising out of or relating to the following litigations:

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

August 31, 2021

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

August 31, 2021

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

Please also refer to Note 10, Termination of Former CEO, regarding an ongoing lawsuit originally filed by the Company’s former Chief Executive Officer against the Company in the Supreme Court of the State of New York in March 2020.

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

The lease agreements for New York City, Hauppauge and New Jersey expire on August 31, 2022, December 31, 2023 and May 31, 2027, respectively, and do not include any renewal options. During the fiscal year ended May 31, 2021, the Company extended its lease in Hauppauge, entered into a lease in a new location for its New Jersey office expiring May 31, 2027 and entered into an agreement to sublease the space in New York City expiring August 31, 2022. Due to the fact that the future sublease cash inflows will be less than the carrying value of the corresponding right-of-use asset, the Company recorded a right-of-use asset impairment charge of $136,599 in the quarter ended November 30, 2020.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months ended August 31, 2021, the Company’s operating lease expense for these leases was $72,935.

Future minimum lease payments under non-cancellable operating leases as of August 31, 2021 were as follows:

Twelve Months Ending August 31,
2022	$373,376
2023	217,439
2024	154,841
2025	124,614
2026	127,729
Thereafter	97,582
Total undiscounted operating lease payments	1,095,581
Less imputed interest	153,214
Present value of operating lease payments	$942,367

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

The following table sets forth the right-of-use assets and operating lease liabilities as of August 31, 2021:

Assets
Right-of-use assets, net	$835,166

Liabilities
Current operating lease liabilities	$317,417
Long-term operating lease liabilities	624,950
Total operating lease liabilities	$942,367

The weighted average remaining lease term for the Company’s operating leases is 3.1 years.

9.	Credit Facility

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

TSR expects to utilize the Credit Facility for working capital and general corporate purposes. TSR had also expected to utilize the Credit Facility to complete the Repurchase (as defined above) and make the Settlement Payment (as defined above); however, TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline established in the Credit Facility for such use.

Because TSR did not complete the Repurchase and make the Settlement Payment prior to the December 30, 2019 deadline, the maximum amount that may now be advanced under the Credit Facility at any time shall not exceed $2,000,000.

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of August 31, 2021 was 3.25%, indicating an interest rate of 5.0% on the line of credit. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants at August 31, 2021.

As of August 31, 2021, the net borrowings outstanding against this line of credit facility were $34,777. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

10.	Termination of Former CEO

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

In October 2021, the Company and Hughes agreed through mediation to settle this matter. In order to avoid lengthy and costly litigation and discovery expenses, the Company will pay Hughes $705,000 to settle all claims. After adjusting for estimated expected insurance reimbursement, the Company has accrued a charge of $580,000 to selling, general and administrative expenses in the quarter ended August 31, 2021.

11.	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties (see Note 7). In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due June 30, 2021 was paid during the quarter ended August 31, 2021. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The estimated present value of the remaining payments is $576,000 at August 31, 2021.

12.	COVID-19

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

13.	Paycheck Protection Program Loan

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

In March 2021, the Company submitted a PPP Loan Forgiveness application to the SBAS through the PPP Lender. On July 7, 2021, the Company received notification from the PPP Lender that the SBA approved the Company’s application for forgiveness of the entire principal amount of the PPP Loan plus accrued interest. The PPP Lender will apply the forgiveness amount to satisfy the PPP Loan. The Company has no further obligations with respect to the PPP Loan. The Company recognized “Other Income” of $6,735,246 in the quarter ended August 31, 2021 related to the forgiveness of the loan principal and accrued interest.

14.	Geneva Consulting Group Acquisition

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

The purchase price for the shares of Geneva is comprised of the following: (i) $1,452,000 in cash paid to Sellers at the closing of the acquisition, (ii) an amount of $748,000, that is equal to the amount of Geneva’s loan under the PPP that was not assumed by the Company and expected to be substantially forgiven by the SBA, (iii) an amount up to $300,000, which may be paid as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”), (iv) bonus payments payable in $10,000 increments, (v) $747,000 for the net working capital of Geneva as of closing and (vi) other purchase price adjustments of which $36,000 has been paid to date. Any Earnout Payments and bonus payments will be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at the Company’s clients on such dates.

The purchase agreement for the Geneva acquisition provided for a earn-out of up to $300,000 plus bonus amounts in $10,000 increments which are earned through August 31, 2021. The initial earn-out liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payment structure (Level 3 of the fair value hierarchy). The earn-out was revalued quarterly prior to the resolution discussed below, using a present value approach and any resulting increase or decrease was recorded into selling, general and administrative expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the earn-out as of the acquisition date and subsequent period ends.

On March 17, 2021, the Company entered into an agreement with the Sellers’ representatives pursuant to which the parties agreed to resolve certain interpretive differences regarding the Sellers’ entitlement to the bonus payments described above. Pursuant to this agreement, and in full satisfaction of the Company’s obligations for deferred payments under the purchase agreement for the Geneva acquisition, the Sellers’ representative acknowledged receipt of the first Earnout Payment in the amount of $100,000, the parties agreed that the Company would make aggregate bonus payments to the Sellers’ representatives in the amount of $260,000, and the Company agreed to instruct the escrow agent to release to the Sellers’ representatives the second Earnout Payment in the amount of $200,000. All amounts relating to the Earnout Payments and bonus payments that had not been paid as of the date of the agreement were either paid by the Company or released by the escrow agent on March 18, 2021. No further earnout or bonus amounts can be earned or will be paid subsequent to March 18, 2021. This agreement resulted in a charge to selling, general and administrative expenses of $210,000 in the quarter ended February 28, 2021. No further earnout or bonus amounts can be earned or will be paid subsequent to March 18, 2021.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities have been recorded at their fair values. The Company determined the fair values with the assistance of valuations performed by an independent third-party specialist.

The Company has incurred approximately $498,000 in legal fees, business broker fees, valuation services, accounting fees and other expenses to complete the Geneva acquisition. Included in this amount is additional bonus payments to the Sellers of $210,000 related to the March 17, 2021 agreement discussed above. All acquisition related costs have been expensed as incurred and included in selling, general and administrative expenses.

The following table summarizes the components of the purchase price at fair values at September 1, 2020:

Cash consideration paid to date	$2,983,264
Estimated earnout and other liabilities	358,796
Total purchase price	$3,342,060

The following table summarizes the allocation of purchase price at estimated fair values at September 1, 2020:

Cash	$241,946
Accounts receivable	778,930
Prepaid expenses	5,249
Intangible assets (see Note 16)	1,800,000
Goodwill	785,883
Accrued expenses	(269,948)
Net assets	$3,342,060

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

Unaudited pro forma financial information assuming the acquisition of Geneva as of June 1, 2020 is presented in the following table (in thousands):

	Three Months Ended
	August 31,
	2021	2020
Revenue	$22,866	$15,951
Net income (loss)	$6,402	$(221)
Earnings (loss) per share	$3.26	$(0.11)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021

(Unaudited)

15.	Goodwill

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

16.	Intangible Assets

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

Intangible assets identified in the Geneva acquisition are as follows:

	May 31,		August 31,
	2021	Amortization	2021
Database (estimated life 5 years)	$195,500	$11,500	$184,000
Non-compete agreement (estimated life 2 years)	6,250	1,250	5,000
Trademark (estimated life 3 years)	45,000	5,000	40,000
Customer relationships (estimated life 15 years)	1,425,000	25,000	1,400,000
Total	$1,671,750	$42,750	$1,629,000

No instances of triggering events or impairment indicators were identified at August 31, 2021.

17.	Related Party Transactions

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

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR, Inc. common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, Inc., purchased 27,586 shares of TSR, Inc. common stock from Fintech Consulting LLC at a price of $7.25 per share.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

18.	Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one, two and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR, Inc. common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value $262,000 based on the closing price of TSR, Inc. common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. During the three months ending August 31, 2021, $177,000 has been record as stock based compensation expense and included in selling, general and administrative expenses. As of August 31, 2021, there is approximately $675,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; and zero vested awards.

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

Three months ended August 31, 2021 compared with three months ended August 31, 2020:

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2021		August 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$22,866	100.0%	$14,514	100.0%
Cost of sales	19,056	83.3%	12,183	83.9%
Gross profit	3,810	16.7%	2,331	16.1%
Selling, general and administrative expenses	4,165	18.2%	2,271	15.7%
Income (loss) from operations	(355)	(1.5)%	60	0.4%
Other income (expense), net	6,699	29.3%	(62)	(0.4)%
Income (loss) before income taxes	6,344	27.8%	(2)	(0.0)%
Benefit from income taxes	(115)	(0.5)%	(5)	(0.0)%
Consolidated net income	6,459	28.3%	3	(0.0)%
Less: Net income attributable to noncontrolling interest	57	0.2%	6	0.0%
Net income (loss) attributable to TSR, Inc.	$6,402	28.1%	$(3)	(0.0)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2021 increased approximately $8,352,000 or 57.5% from the quarter ended August 31, 2020, primarily due to new business development, organic growth and the acquisition of Geneva. Excluding the added business activity of $5,350,000 from the Geneva client base, revenue would have increased $3,002,000 or 20.7%. The average number of consultants on billing with customers increased from 395 for the quarter ended August 31, 2020 to 659 for the quarter ended August 31, 2021. There were 272 and 403 IT contractors at August 31, 2020 and 2021, respectively; while there were 123 and 256 clerical and administrative contractors at August 31, 2020 and 2021, respectively.

We experienced terminated assignments and a decrease in demand for new assignments during fiscal 2021 due to the COVID-19 pandemic, which led to the lower number of consultant placements during the year and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. By the end of the first quarter of fiscal 2021, the Company had used 100% of the $6,659,000 proceeds from the PPP Loan (as defined in Note 13 to the Condensed Consolidated Unaudited Financial Statements elsewhere in this report) it received in April 2020 to fund its payroll and other allowable expenses, which was fully forgiven in July 2021. The use of these proceeds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the quarter ended August 31, 2021 increased approximately $6,873,000 or 56.4% to $19,056,000 from $12,183,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity, organic growth and the Geneva acquisition. Cost of sales as a percentage of revenue decreased from 83.9% in the quarter ended August 31, 2020 to 83.3% in the quarter ended August 31, 2021. The percentage increase in cost of sales for the quarter ended August 31, 2021 as compared to the prior year period (56.4% increase) was lower than the percentage increase in revenue for the quarter ended August 31, 2021 as compared to the prior year period (57.5% increase), causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $1,894,000 or 83.4% from $2,271,000 in the quarter ended August 31, 2020 to $4,165,000 in the quarter ended August 31, 2021. The increase in these expenses primarily resulted from an additional $962,000 in selling, general and administrative expenses from the Geneva acquisition and a charge of $580,000 for the legal settlement with the former Chief Executive Officer, offset by a decrease of $527,000 in amounts paid for legal and advisory services from the prior year related to the Stockholder Litigation and costs surrounding the prior year proxy and annual meeting. Additionally, the Company incurred non-cash compensation expenses of $177,000 in the current quarter related to the Plan. Selling, general and administrative expenses, as a percentage of revenue increased to 18.2% in the quarter ended August 31, 2020 from 15.7% in the quarter ended August 31, 2021.

Other Income

Other income for the quarter ended August 31, 2021 resulted primarily from income of $6,735,000 from the forgiveness of principal and interest on the PPP Loan offset by net interest expense of approximately $34,000 and a mark to market loss of approximately $2,000 on the Company’s marketable equity securities. Other expense for the quarter ended August 31, 2020 resulted primarily from net interest expense of $52,000 and a mark to market loss of approximately $10,000 on the Company’s marketable equity securities.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the quarters ended August 31, 2021 and 2020 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2022 and 2021, respectively. These rates resulted in a benefit of 1.8% for the quarter ended August 31, 2021 and a benefit of 250.0% for the quarter ended August 31, 2020. The effective rate for the quarter ended August 31, 2021 is low because of the non-taxable gain on the forgiveness of the PPP Loan principal and interest. The effective rate for the prior quarter is not meaningful due to the small amount of pre-tax loss.

TSR, INC. AND SUBSIDIARIES

Net Income (Loss) Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $6,402,000 in the quarter ended August 31, 2021 compared to a net loss of $3,000 in the quarter ended August 31, 2020. The net income in the current quarter was primarily attributable to the forgiveness of principal and interest on the PPP Loan.

Impact of inflation and Changing Prices

For the quarter ended August 31, 2021 and 2020, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the quarter ended August 31, 2021. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with the Lender will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of August 31, 2021, the net borrowings outstanding against this Credit Facility were approximately $35,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of August 31, 2021 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

At August 31, 2021, the Company had working capital (total current assets in excess of total current liabilities) of approximately $8,216,000, including cash and cash equivalents and marketable securities of $7,649,000 as compared to working capital of $8,898,000, including cash and cash equivalents and marketable securities of $7,416,000 at May 31, 2021.

Net cash flow of approximately $323,000 was provided by operations during the quarter ended August 31, 2021 as compared to $1,517,000 of net cash provided by operations in the prior year period. The cash provided by operations for the quarter ended August 31, 2021 primarily resulted from consolidated net income of $6,459,000 and an increase in accounts payable and other payables and accrued expenses of $1,312,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000 an increase in accounts receivable of $549,000 and a decrease in legal settlement payable of $291,000. The cash provided operations for the quarter ended August 31, 2020 primarily resulted from an increase in accounts payable and accrued expenses of $1,034,000 and a decrease in accounts receivable of $459,000.

Net cash used in investing activities of approximately $28,000 for the quarter ended August 31, 2021 primarily resulted from purchases of fixed assets. Net cash used in investing activities of $8,000 for the quarter ended August 31, 2020 primarily resulted from purchases of fixed assets.

Net cash used in financing activities of approximately $60,000 during the quarter ended August 31, 2021 resulted from net payments on the Company’s Credit Facility of $58,000 and a distribution of the minority interest of $2,000. Net cash used in financing activities during the quarter ended August 31, 2020 of $437,000 primarily resulted from net repayments under the Company’s Credit Facility.

The Company’s capital resource commitments at August 31, 2021 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were approximately $942,000 and $576,000, respectively, as of August 31, 2021. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

TSR, INC. AND SUBSIDIARIES

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2021 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of August 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

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

In October 2021, the Company and Hughes agreed through mediation to settle this matter. In order to avoid lengthy and costly litigation and discovery expenses, the Company will pay Hughes $705,000 to settle all claims. After adjusting for estimated expected insurance reimbursement, the Company has accrued a charge of $580,000 to selling, general and administrative expenses in the quarter ended August 31, 2021.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factors included below, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as filed with the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer

Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer

Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer

Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: October 13, 2021	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: October 13, 2021	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer