Form 10-Q
period 2021-11-30
TSR INC
filed 2022-01-10
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2021

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

As of January 7, 2022, there were 1,962,062 shares of common stock, par value $0.01 per share, issued and outstanding.

Additionally, there were 177,500 unvested shares of restricted common stock awarded under the TSR, Inc. 2020 Equity Incentive Plan, subject to certain vesting criteria described herein.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2021	May 31, 2021
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$6,267,810	$7,370,646
Marketable securities	39,360	45,696
Accounts receivable, net of allowance for doubtful accounts of $181,000	10,772,550	9,660,742
Other receivables	35,328	32,508
Prepaid expenses	297,689	253,694
Prepaid and recoverable income taxes	15,726	8,671
Total Current Assets	17,428,463	17,371,957
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $156,075 and $155,006	166,071	116,238
Other assets	104,630	47,663
Right-of-use assets	774,452	895,573
Intangible assets, net	1,586,250	1,671,750
Goodwill	785,883	785,883
Deferred income taxes	932,000	941,000

Total Assets	$21,777,749	$21,830,064
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,791,423	$2,083,140
Accrued expenses and other current liabilities	4,861,769	4,519,416
Advances from customers	1,169,832	1,170,500
Credit facility	43,954	92,527
Operating lease liabilities - current	283,841	309,731
Legal settlement payable - current	582,965	298,370
Total Current Liabilities	8,733,784	8,473,684

Operating lease liabilities, net of current portion	581,945	707,369
Legal settlement payable, net of current portion	-	568,739
SBA Paycheck Protection Program loan payable	-	6,659,220
Total Liabilities	9,315,729	16,409,012
Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,114,163 shares, 1,962,062 outstanding	31,142	31,142
Additional paid-in capital	5,693,698	5,339,200
Retained earnings	20,185,401	13,540,822
	25,910,241	18,911,164

Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	12,396,238	5,397,161

Noncontrolling interest	65,782	23,891
Total Equity	12,462,020	5,421,052

Total Liabilities and Equity	$21,777,749	$21,830,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended November 30, 2021 and November 30, 2020

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
Revenue, net	$23,863,550	$16,068,577	$46,729,567	$30,582,583

Cost of sales	19,815,539	13,233,492	38,871,168	25,416,414
Selling, general and administrative expenses	3,633,160	3,058,618	7,798,465	5,329,919
	23,448,699	16,292,110	46,669,633	30,746,333
Income (loss) from operations	414,851	(223,533)	59,934	(163,750)

Other income (expense):
Interest expense, net	(28,138)	(51,697)	(61,984)	(103,973)
Gain on PPP Loan and interest forgiveness	-	-	6,735,246	-
Unrealized loss on marketable securities, net	(3,888)	(2,080)	(6,336)	(11,664)

Income (loss) before income taxes	382,825	(277,310)	6,726,860	(279,387)
Provision (benefit) from income taxes	128,000	(30,000)	13,000	(35,000)

Consolidated net income (loss)	254,825	(247,310)	6,713,860	(244,387)
Less: Net income (loss) attributable to noncontrolling interest	11,789	(552)	69,281	5,371

Net income (loss) attributable to TSR, Inc.	$243,036	$(246,758)	$6,644,579	$(249,758)
Basic net income (loss) per TSR, Inc. common share	$0.12	$(0.13)	$3.39	$(0.13)
Diluted net income (loss) per TSR, Inc. common share	$0.12	$(0.13)	$3.27	$(0.13)
Basic weighted average number of common shares outstanding	1,962,062	1,962,062	1,962,062	1,962,062
Diluted weighted average number of common shares outstanding	2,032,878	1,962,062	2,031,690	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Six Months Ended November 30, 2021 and November 30, 2020

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	5,923	5,923

Net loss attributable to TSR, Inc.	-	-	-	(3,000)	-	(3,000)	-	(3,000)

Balance at Aug. 31, 2020	3,114,163	$31,142	$5,102,868	$14,138,796	$(13,514,003)	$5,758,803	$34,303	$5,793,106

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(552)	(552)

Net loss attributable to TSR, Inc.	-	-	-	(246,758)	-	(246,758)	-	(246,758)

Balance at Nov. 30, 2020	3,114,163	$31,142	$5,102,868	$13,892,038	$(13,514,003)	$5,512,045	$33,751	$5,545,796

Balance at May 31, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052

Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,492	57,492

Distribution to noncontrolling interest	-	-	-	-	-	-	(1,750)	(1,750)

Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	6,401,543	-	6,401,543	-	6,401,543

Balance at Aug. 30, 2021	3,114,163	$31,142	$5,516,449	$19,942,365	$(13,514,003)	$11,975,953	$79,633	$12,055,586

Net income attributable to noncontrolling interest	-	-	-	-	-	-	11,789	11,789

Distribution to noncontrolling interest	-	-	-	-	-	-	(25,640)	(25,640)

Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	243,036	-	243,036	-	243,036

Balance at Nov. 30, 2021	3,114,163	$31,142	$5,693,698	$20,185,401	$(13,514,003)	$12,396,238	$65,782	$12,462,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2021 and November 31, 2020

(UNAUDITED)

	Six Months Ended November 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$6,713,860	$(244,387)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	110,612	47,543
Unrealized loss on marketable securities, net	6,336	11,664
Deferred income taxes	9,000	(74,000)
Non-cash lease recovery	(30,193)	(18)
Non-cash Right-of-use asset impairment charge	-	136,599
Forgiveness of principal and accrued interest on SBA PPP loan	(6,735,246)	-
Non-cash stock-based compensation expense	354,498	-

Changes in operating assets and liabilities:
Accounts receivable	(1,111,808)	(171,442)
Other receivables	(2,820)	(24,136)
Prepaid expenses	(43,995)	(143,308)
Prepaid and recoverable income taxes	(7,055)	31,642
Other assets	(56,967)	(26,789)
Accounts payable, other payables, accrued expenses and other current liabilities	126,662	1,434,986
Advances from customers	(668)	(11,401)
Legal settlement payable	(284,144)	19,643

Net cash (used in) provided by operating activities	(951,928)	986,596

Cash flows from investing activities:
Purchase of Geneva Consulting Group, Inc., net of cash acquired of $241,946	-	(3,100,114)
Purchases of equipment and leasehold improvements	(74,945)	(22,659)

Net cash used in investing activities	(74,945)	(3,122,773)

Cash flows from financing activities:
Net repayments on Credit Facility	(48,573)	(401,097)
Distribution to noncontrolling interest	(27,390)	-

Net cash used in financing activities	(75,963)	(401,097)

Net decrease in cash and cash equivalents	(1,102,836)	(2,537,274)
Cash and cash equivalents at beginning of period	7,370,646	9,730,022

Cash and cash equivalents at end of period	$6,267,810	$7,192,748

Supplemental disclosures of cash flow data:
Income taxes paid	$11,000	$8,000

Non-cash investing and financing activities:
Right-of-use asset and operating lease liability	$-	$261,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2021, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2021 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2022. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 17 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 70,816 and 69,628 in the three months and six months ended November 30, 2021 have been included for dilutive shares outstanding for the three months and six months ended November 30, 2021.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2021 and May 31, 2021:

	November 30, 2021	May 31, 2021
Cash in banks	$6,214,123	$7,317,517
Money market funds	53,687	53,129
	$6,267,810	$7,370,646

4.	Fair Value of Financial Instruments

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

November 30, 2021

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2021 and May 31, 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$39,360	$-	$-	$39,360

May 31, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$45,696	$-	$-	$45,696

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at November 30, 2021 and May 31, 2021 are summarized as follows:

November 30, 2021	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$22,494	$-	$39,360

May 31, 2021	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$28,830	$-	$45,696

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

6.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in the report, including Notes 9, 10 and 16 to the Condensed Consolidated Financial Statements and in the section titled “Item 1, Legal Proceedings” in Part II of this report.

7.	Leases

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

For the six months ended November 30, 2021 and 2020, the Company’s operating lease expense for these leases was $155,000 and $231,000, respectively.

Future minimum lease payments under non-cancellable operating leases as of November 30, 2021 were as follows:

Twelve Months Ending November 30,
2022	$334,441
2023	218,903
2024	130,646
2025	125,388
2026	128,522
Thereafter	65,054
Total undiscounted operating lease payments	1,002,954
Less imputed interest	137,168
Present value of operating lease payments	$865,786

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

The following table sets forth the right-of-use assets and operating lease liabilities as of November 30, 2021:

Assets
Right-of-use assets, net	$774,452

Liabilities
Current operating lease liabilities	$283,841
Long-term operating lease liabilities	581,945
Total operating lease liabilities	$865,786

The weighted average remaining lease term for the Company’s operating leases is 2.9 years.

8.	Credit Facility

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of November 30, 2021 was 3.25%, indicating an interest rate of 5.0% on the line of credit. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all applicable covenants at November 30, 2021.

As of November 30, 2021, the net borrowings outstanding against this line of credit facility were $44,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

9.	Termination of Former CEO

The Company terminated Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), effective February 29, 2020 for “Cause” as defined in Section 6(a) of his Amended and Restated Employment Agreement dated August 9, 2018 (the “Employment Agreement”). Despite having already been terminated from employment, on March 2, 2020, the Company received a letter from Mr. Hughes, providing notice of his intent to resign for “Good Reason” as defined in Section 7(c) of the Employment Agreement pursuant to which he claimed to be entitled to the “Enhanced Severance Amount” under the Employment Agreement. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of duty of good faith and fair dealing. Plaintiff Hughes alleged that he was terminated without cause or in the alternative that he resigned for good reason and therefore, pursuant to the Employment Agreement, Hughes sought severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denied Plaintiff’s allegations in their entirety and filed counterclaims against Plaintiff for (1) declaratory relief; (2) breach of confidence/non-compete agreement; (3) declaratory and injunctive relief – confidence/non-compete; (4) tortious interference with current and prospective contractual and economic relations; (5) breach of fiduciary duty; (6) misappropriation of trade secrets; (7) declaratory and injunctive relief – unfair competition; and (8) conversion.

In October 2021, the Company and Hughes agreed through mediation to settle this matter. In order to avoid lengthy and costly litigation and discovery expenses, the Company has paid Hughes $705,000 to settle all claims. After adjusting for estimated expected insurance reimbursement, the Company accrued a charge of $580,000 to selling, general and administrative expenses in the quarter ended August 31, 2021 and six months ended November 30, 2021.

10.	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due June 30, 2021 was paid during the quarter ended August 31, 2021. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The estimated present value of the remaining payments is $583,000 at November 30, 2021.

11.	COVID-19

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

12.	Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds of $6,659,220 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association.

In March 2021, the Company submitted a PPP Loan Forgiveness application to the SBAS through the PPP Lender. On July 7, 2021, the Company received notification from the PPP Lender that the SBA approved the Company’s application for forgiveness of the entire principal amount of the PPP Loan plus accrued interest. The PPP Lender will apply the forgiveness amount to satisfy the PPP Loan. The Company has no further obligations with respect to the PPP Loan. The Company recognized “Other Income” of $6,735,246 in the quarter ended August 31, 2021 and six months ended November 30, 2021 related to the forgiveness of the loan principal and accrued interest.

13.	Geneva Consulting Group Acquisition

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

The purchase price for the shares of Geneva is comprised of the following: (i) $1,452,000 in cash paid to Sellers at the closing of the acquisition, (ii) an amount of $748,000, that is equal to the amount of Geneva’s loan under the PPP that was not assumed by the Company and is expected to be substantially forgiven by the SBA, (iii) an amount up to $300,000, which may be paid as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”), (iv) bonus payments payable in $10,000 increments, (v) $747,000 for the net working capital of Geneva as of closing and (vi) other purchase price adjustments of which $36,000 has been paid to date. Any Earnout Payments and bonus payments will be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at the Company’s client locations on such dates.

The initial Earnout Payments and bonus payment liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earn-out payment structure (Level 3 of the fair value hierarchy). The Earnout Payments were revalued quarterly prior to the resolution discussed below, using a present value approach and any resulting increase or decrease was recorded into selling, general and administrative expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the Earnout Payments as of the acquisition date and subsequent period ends.

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

November 30, 2021

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

The following table summarizes the components of the purchase price at fair values at September 1, 2020:

Cash consideration paid to date	$2,983,264
Estimated earnout and other liabilities	358,796
Total purchase price	$3,342,060

The following table summarizes the allocation of purchase price at estimated fair values at September 1, 2020:

Cash	$241,946
Accounts receivable	778,930
Prepaid expenses	5,249
Intangible assets (see Note 15)	1,800,000
Goodwill	785,883
Accrued expenses	(269,948)
Net assets	$3,342,060

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

Unaudited pro forma financial information assuming the acquisition of Geneva as of June 1, 2020 is presented in the following table (in thousands):

	Six Months Ended
	November 30,
	2021	2020
Revenue	$46,730	$32,020
Net income (loss)	$6,645	$(488)
Diluted earnings (loss) per share	$3.27	$(0.25)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

14.	Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount of a unit is greater than its fair value. The annual test of goodwill was performed as of September 1, 2021 and no impairment was found.

15.	Intangible Assets

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

Intangible assets identified in the Geneva acquisition are as follows:

	May 31,		November 30,
	2021	Amortization	2021
Database (estimated life 5 years)	$195,500	$23,000	$172,500
Non-compete agreement (estimated life 2 years)	6,250	2,500	3,750
Trademark (estimated life 3 years)	45,000	10,000	35,000
Customer relationships (estimated life 15 years)	1,425,000	50,000	1,375,000
Total	$1,671,750	$85,500	$1,586,250

No instances of triggering events or impairment indicators were identified at November 30, 2021.

16.	Related Party Transactions

On January 5, 2021, the members of the Board of Directors of the Company other than Robert Fitzgerald approved providing a waiver to QAR Industries, Inc. for its contemplated acquisition of shares owned by Fintech Consulting LLC under the Company’s then existing rights agreement (which covered a now non-existent class of Class A preferred stock) so that a distribution date would not occur under such agreement as a result of the acquisition. QAR Industries, Inc. and Fintech Consulting LLC were both principal stockholders of the Company, each owning more than 5% of the Company’s outstanding common stock prior to the consummation of the acquisition. Robert Fitzgerald is the President and majority shareholder of QAR Industries, Inc. The other directors of the Company are not affiliated with QAR Industries, Inc.

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, Inc., purchased 27,586 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. The foregoing transaction is currently the subject of litigation due to a complaint filed by Fintech Consulting LLC on December 1, 2021. Please see the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information about the foregoing complaint and litigation.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2021

(Unaudited)

17.	Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one, two and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value $262,000 based on the closing price of TSR, Inc. common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. The market condition for the shares that vest on the two-year anniversary was met in October 2021. During the three and six months ending November 30, 2021, $177,000 and $354,000 has been record as stock-based compensation expense and included in selling, general and administrative expenses. As of November 30, 2021, there is approximately $497,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; and zero vested awards.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT DISCUSSION AND ANALYSIS OF

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

Three months ended November 30, 2021 compared with three months ended November 30, 2020:

	(Dollar amounts in thousands) Three Months Ended
	November 31, 2021		November 31, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$23,864	100.0%	$16,069	100.0%
Cost of sales	19,816	83.0%	13,234	82.4%
Gross profit	4,048	17.0%	2,835	17.6%
Selling, general and administrative expenses	3,633	15.2%	3,059	19.0%
Income (loss) from operations	415	1.8%	(224)	(1.4)%
Other expense, net	(32)	(0.2)%	(54)	(0.3)%
Income (loss) before income taxes	383	1.6%	(278)	(1.7)%
Provision (benefit) from income taxes	128	0.5%	(30)	(0.2)%
Consolidated net income (loss)	255	1.1%	(248)	(1.5)%
Less: Net income (loss) attributable to noncontrolling interest	12	0.1%	(1)	0.0%
Net income (loss) attributable to TSR, Inc.	$243	1.0%	$(247)	(1.5)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2021 increased approximately $7,795,000 or 48.5% from the quarter ended November 30, 2020, primarily due to new business development, organic growth and expanded activity with Geneva clients. The average number of consultants on billing with customers increased from 449 for the quarter ended November 30, 2020 to 715 for the quarter ended November 30, 2021. There were 324 and 426 IT contractors at November 30, 2020 and 2021, respectively; while there were 126 and 289 clerical and administrative contractors at November 31, 2020 and 2021, respectively.

We experienced terminated assignments and a decrease in demand for new assignments during fiscal 2021 due to the COVID-19 pandemic, which led to the lower number of consultant placements during the year and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. By the end of the first quarter of fiscal 2021, the Company had used 100% of the $6,659,000 proceeds from the PPP Loan (as defined in Note 12 to the Condensed Consolidated Unaudited Financial Statements elsewhere in this report) it received in April 2020 to fund its payroll and other allowable expenses, which was fully forgiven in July 2021. The use of these proceeds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the quarter ended November 30, 2021 increased approximately $6,582,000 or 49.7% to $19,816,000 from $13,234,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue increased from 82.4% in the quarter ended November 30, 2020 to 83.0% in the quarter ended November 30, 2021. The percentage increase in cost of sales for the quarter ended November 30, 2021 as compared to the prior year period (49.7% increase) was higher than the percentage increase in revenue for the quarter ended November 30, 2021 as compared to the prior year period (48.5% increase), causing a decrease in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $574,000 or 18.9% from $3,059,000 in the quarter ended November 30, 2020 to $3,633,000 in the quarter ended November 30, 2021. The increase in these expenses primarily resulted from an additional $456,000 in selling, general and administrative expenses from the Geneva acquisition. The Company has invested in developing both on shore and offshore recruiting teams to support the potential of the Geneva accounts. Additionally, the Company incurred non-cash compensation expenses of $177,000 in the current quarter related to the Plan. Selling, general and administrative expenses, as a percentage of revenue decreased to 15.2% in the quarter ended November 30, 2021 from 19.0% in the quarter ended November 30, 2020.

Other Income (Expense)

Other income (expense) for the quarter ended November 30, 2021 resulted primarily from net interest expense of approximately $28,000 and a mark to market loss of approximately $4,000 on the Company’s marketable equity securities. Other expense for the quarter ended November 30, 2020 resulted primarily from net interest expense of $52,000 and a mark to market loss of approximately $2,000 on the Company’s marketable equity securities. The decrease in interest expense is primarily attributed to the forgiveness of the PPP loan principal and interest in July 2021.

Income Tax Provision (Benefit)

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended November 30, 2021 and 2020 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2022 and 2021, respectively. These rates resulted in a provision of 33.4% for the quarter ended November 30, 2021 and a benefit of 10.8% for the quarter ended November 30, 2020. The difference between the rates is that for fiscal 2022 a full year profit is projected and in fiscal 2021 a taxable loss was projected, and the expected tax benefit was reduced by certain non-deductible expenses.

TSR, INC. AND SUBSIDIARIES

Net Income (Loss) Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $243,000 in the quarter ended November 30, 2021 compared to a net loss of $247,000 in the quarter ended November 30, 2020. The net income in the current quarter was primarily attributable to the increase in revenue resulting from the increase in consultants on billing with customers.

Impact of Inflation and Changing Prices

For the quarter ended November 30, 2021 and 2020, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Six months ended November 30, 2021 compared with six months ended November 30, 2020:

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2021		November 30, 2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$46,730	100.0%	$30,583	100.0%
Cost of sales	38,871	83.2%	25,417	83.1%
Gross profit	7,859	16.8%	5,166	16.9%
Selling, general and administrative expenses	7,799	16.7%	5,330	17.4%
Income (loss) from operations	60	0.1%	(164)	(0.5)%
Other income (expense), net	6,667	14.3%	(116)	(0.4)%
Income (loss) before income taxes	6,727	14.4%	(280)	(0.9)%
Provision (benefit) from income taxes	13	0.0%	(35)	(0.1)%
Consolidated net income (loss)	6,714	14.4%	(245)	(0.8)%
Less: Net income attributable to noncontrolling interest	69	0.2%	5	0.0%
Net income (loss) attributable to TSR, Inc.	$6,645	14.2%	$(250)	(0.8)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2021 increased approximately $16,147,000 or 52.8% from the six months ended November 30, 2020, primarily due to new business development, organic growth and expanded activity with Geneva clients. The average number of consultants on billing with customers increased from 422 for the six months ended November 30, 2020 to 687 for the six months ended November 30, 2021. There were 298 and 414 IT contractors at November 30, 2020 and 2021, respectively; while there were 124 and 273 clerical and administrative contractors at November 30, 2020 and 2021, respectively.

We experienced terminated assignments and a decrease in demand for new assignments during fiscal 2021 due to the COVID-19 pandemic, which led to the lower number of consultant placements during the year and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic has created operational challenges. The start of certain new assignments has been and continues to be delayed due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. By the end of the first quarter of fiscal 2021, the Company had used 100% of the $6,659,000 proceeds from the PPP Loan (as defined in Note 12 to the Condensed Consolidated Unaudited Financial Statements elsewhere in this report) it received in April 2020 to fund its payroll and other allowable expenses, which was fully forgiven in July 2021. The use of these proceeds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

TSR, INC. AND SUBSIDIARIES

Cost of Sales

Cost of sales for the six months ended November 30, 2021 increased approximately $13,454,000 or 52.9% to $38,871,000 from $25,417,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue increased from 83.1% in the six months ended November 30, 2020 to 83.2% in the six months ended November 30, 2021. The percentage increase in cost of sales for the six months ended November 30, 2021 as compared to the prior year period (52.9% increase) was higher than the percentage increase in revenue for the six months ended November 30, 2021 as compared to the prior year period (52.8% increase), causing a decrease in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $2,469,000 or 46.3% from $5,330,000 in the six months ended November 30, 2020 to $7,799,000 in the six months ended November 30, 2021. The increase in these expenses primarily resulted from an additional $1,419,000 in selling, general and administrative expenses from the Geneva acquisition and a charge of $580,000 for the legal settlement with the former Chief Executive Officer. The Company has invested in developing both on shore and offshore recruiting teams to support the potential of the Geneva accounts. Additionally, the Company incurred non-cash compensation expenses of $354,000 in the current six-month period related to the Plan. Selling, general and administrative expenses, as a percentage of revenue decreased to 16.7% in the six months ended November 30, 2021 from 17.4% in the six months ended November 31, 2020.

Other Income (Expense)

Other income (expense) for the six months ended November 30, 2021 resulted primarily from the forgiveness of principal and interest on the PPP Loan of $6,735,000, offset by net interest expense of approximately $62,000 and a mark to market loss of approximately $6,000 on the Company’s marketable equity securities. Other expense for the six months ended November 30, 2020 resulted primarily from net interest expense of $104,000 and a mark to market loss of approximately $12,000 on the Company’s marketable equity securities.

Income Tax Provision (Benefit)

The income tax provision (benefit) included in the Company’s results of operations for the six months ended November 30, 2021 and 2020 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2022 and 2021, respectively. These rates resulted in a provision of 0.2% for the six months ended November 30, 2021 and a benefit of 12.5% for the six months ended November 30, 2020. The effective rate for the six months ended November 30, 2021 is low because of the non-taxable gain on the forgiveness of the PPP Loan principal and accrued interest.

Net Income (Loss) Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $6,645,000 in the six months ended November 30, 2021 compared to a net loss of $250,000 in the six months ended November 30, 2020. The net income in the current period was primarily attributable to the forgiveness of principal and accrued interest on the PPP Loan.

Impact of Inflation and Changing Prices

For the six months ended November 30, 2021 and 2020, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the six months ended November 30, 2021. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with the Lender will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of November 30, 2021, the net borrowings outstanding against this Credit Facility were approximately $44,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of November 30, 2021 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

At November 30, 2021, the Company had working capital (total current assets in excess of total current liabilities) of approximately $8,695,000, including cash and cash equivalents and marketable securities of $6,307,000 as compared to working capital of $8,898,000, including cash and cash equivalents and marketable securities of $7,416,000 at May 31, 2021.

Net cash flow of approximately $952,000 was used in operations during the six months ended November 30, 2021 as compared to $987,000 of net cash provided by operations in the prior year period. The cash used in operations for the six months ended November 30, 2021 primarily resulted from consolidated net income of $6,714,000 and an increase in accounts payable and other payables and accrued expenses of $127,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000, an increase in accounts receivable of $1,112,000 and a decrease in legal settlement payable of $284,000. The cash provided operations for the six months ended November 30, 2020 primarily resulted from an increase in accounts payable and accrued expenses of $1,435,000, offset by the consolidated loss of $244,000 and increases in accounts receivable and prepaid expenses of $171,000 and $143,000, respectively.

Net cash used in investing activities of approximately $75,000 for the six months ended November 30, 2021 primarily resulted from purchases of fixed assets. Net cash used in investing activities of $3,123,000 for the six months ended November 30, 2020 primarily resulted from the acquisition of Geneva in the amount of $3,100,000.

Net cash used in financing activities of approximately $76,000 during the six months ended November 30, 2021 resulted from net payments on the Company’s Credit Facility of $49,000 and distributions to the minority interest of $27,000. Net cash used in financing activities during the six months ended November 30, 2020 of $401,000 primarily resulted from net repayments under the Company’s Credit Facility.

The Company’s capital resource commitments at November 30, 2021 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were approximately $866,000 and $583,000, respectively, as of November 30, 2021. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2021 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of November 30, 2021.

TSR, INC. AND SUBSIDIARIES

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

In October 2021, the Company and Hughes agreed through mediation to settle this matter. In order to avoid lengthy and costly litigation and discovery expenses, the Company has paid Hughes $705,000 to settle all claims. After adjusting for estimated expected insurance reimbursement, the Company accrued a charge of $580,000 to selling, general and administrative expenses in the quarter ended August 31, 2021.

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

TSR, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Document
Exhibit 10.1	Confidential Settlement Agreement and General Release, dated October 1, 2021 by and between Christopher Hughes and TSR, Inc.

Exhibit 10.2

Sales Agreement, dated October 8, 2021 by and between TSR, Inc. and A.G.P./ Alliance Global Partners, incorporated by reference to our current report on Form 8-K filed with the SEC on October 8, 2021 as Exhibit 1.1.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer

Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer

Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer

Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: January 10, 2022	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: January 10, 2022	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer