Form 10-Q
period 2022-02-28
TSR INC
filed 2022-04-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or

15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2022

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

As of April 7, 2022, there were 2,146,448 shares of common stock, par value $0.01 per share, issued and outstanding. Additionally, there were 120,834 unvested shares of restricted common stock awarded under the TSR, Inc. 2020 Equity Incentive Plan, subject to certain vesting criteria described herein.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2022	May 31, 2021
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$6,486,205	$7,370,646
Marketable securities	38,160	45,696
Accounts receivable, net of allowance for doubtful accounts of $181,000	12,419,021	9,660,742
Other receivables	37,990	32,508
Prepaid expenses	297,425	253,694
Prepaid and recoverable income taxes	50,394	8,671
Total Current Assets	19,329,195	17,371,957
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $172,973 and $155,006	155,240	116,238
Other assets	46,259	47,663
Right-of-use assets	713,413	895,573
Intangible assets, net	1,543,500	1,671,750
Goodwill	785,883	785,883
Deferred income taxes	940,000	941,000

Total Assets	$23,513,490	$21,830,064

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,446,416	$2,083,140
Accrued expenses and other current liabilities	5,152,259	4,519,416
Advances from customers	1,188,402	1,170,500
Credit facility	59,799	92,527
Operating lease liabilities - current	249,688	309,731
Legal settlement payable - current	590,266	298,370
Total Current Liabilities	8,686,830	8,473,684

Operating lease liabilities, net of current portion	537,698	707,369
Legal settlement payable, net of current portion	-	568,739
SBA Paycheck Protection Program loan payable	-	6,659,220
Total Liabilities	9,224,528	16,409,012

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,298,549 and 3,114,163 shares, 2,146,448 and 1,962,062 outstanding	32,986	31,142
Additional paid-in capital	7,562,278	5,339,200
Retained earnings	20,138,790	13,540,822
	27,734,054	18,911,164

Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	14,220,051	5,397,161

Noncontrolling interest	68,911	23,891
Total Equity	14,288,962	5,421,052

Total Liabilities and Equity	$23,513,490	$21,830,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended February 28, 2022 and February 28, 2021

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
Revenue, net	$24,383,217	$17,160,494	$71,112,784	$47,743,077

Cost of sales	20,590,154	14,414,611	59,461,322	39,831,025
Selling, general and administrative expenses	3,829,819	3,084,495	11,628,284	8,414,414
	24,419,973	17,499,106	71,089,606	48,245,439
Income (loss) from operations	(36,756)	(338,612)	23,178	(502,362)

Other income (expense):
Interest expense, net	(19,526)	(51,297)	(81,510)	(155,270)
Gain on PPP Loan and interest forgiveness	-	-	6,735,246	-
Unrealized gain (loss) on marketable securities, net	(1,200)	9,944	(7,536)	(1,720)
Income (loss) before income taxes	(57,482)	(379,965)	6,669,378	(659,352)
Benefit from income taxes	(14,000)	(79,000)	(1,000)	(114,000)

Consolidated net income (loss)	(43,482)	(300,965)	6,670,378	(545,352)
Less: Net income attributable to noncontrolling interest	3,129	3,964	72,410	9,335
Net income (loss) attributable to TSR, Inc.	$(46,611)	$(304,929)	$6,597,968	$(554,687)
Basic net income (loss) per TSR, Inc. common share	$(0.02)	$(0.16)	$3.33	$(0.28)
Diluted net income (loss) per TSR, Inc. common share	$(0.02)	$(0.16)	$3.19	$(0.28)
Basic weighted average number of common shares outstanding	2,027,494	1,962,062	1,983,146	1,962,062
Diluted weighted average number of common shares outstanding	2,027,494	1,962,062	2,066,976	1,962,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Nine Months Ended February 28, 2022 and February 28, 2021

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	5,923	5,923

Net loss attributable to TSR, Inc.	-	-	-	(3,000)	-	(3,000)	-	(3,000)

Balance at Aug. 31, 2020	3,114,163	$31,142	$5,102,868	$14,138,796	$(13,514,003)	$5,758,803	$34,303	$5,793,106

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(552)	(552)

Net loss attributable to TSR, Inc.	-	-	-	(246,758)	-	(246,758)	-	(246,758)

Balance at Nov. 30, 2020	3,114,163	$31,142	$5,102,868	$13,892,038	$(13,514,003)	$5,512,045	$33,751	$5,545,796

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,964	3,964

Non-cash stock compensation	-	-	59,083	-	-	59,083	-	59,083

Net loss attributable to TSR, Inc.	-	-	-	(304,929)	-	(304,929)	-	(304,929)

Balance at Feb. 28, 2021	3,114,163	$31,142	$5,161,951	$13,587,109	$(13,514,003)	$5,266,199	$37,715	$5,303,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Nine Months Ended February 28, 2022 and February 28, 2021

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052

Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,492	57,492

Distribution to noncontrolling interest	-	-	-	-	-	-	(1,750)	(1,750)
Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	6,401,543	-	6,401,543	-	6,401,543

Balance at Aug. 31, 2021	3,114,163	$31,142	$5,516,449	$19,942,365	$(13,514,003)	$11,975,953	$79,633	$12,055,586

Net income attributable to noncontrolling interest	-	-	-	-	-	-	11,789	11,789

Distribution to noncontrolling interest	-	-	-	-	-	-	(25,640)	(25,640)

Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	243,036	-	243,036	-	243,036

Balance at Nov. 30, 2021	3,114,163	$31,142	$5,693,698	$20,185,401	$(13,514,003)	$12,396,238	$65,782	$12,462,020

Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,129	3,129

Proceeds of sales of stock through ATM	142,500	1,425	1,819,665	-	-	1,821,090	-	1,821,090

Non-cash stock compensation	-	-	141,238	-	-	141,238	-	141,238

Vested stock awards and taxes paid	41,886	419	(92,323)	-	-	(91,904)	-	(91,904)

Net loss attributable to TSR, Inc.	-	-	-	(46,611)	-	(46,611)	-	(46,611)

Balance at Feb. 28, 2022	3,298,549	$32,986	$7,562,278	$20,138,790	$(13,514,003)	$14,220,051	$68,911	$14,288,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended February 28, 2022 and February 28, 2021
(UNAUDITED)

	Nine Months Ended February 28,
	2022	2021
Cash flows from operating activities:
Consolidated net income (loss)	$6,670,378	$(545,352)
Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	170,259	95,183
Unrealized loss on marketable securities, net	7,536	1,720
Deferred income taxes	1,000	(183,000)
Non-cash lease recovery	(47,554)	(34,785)
Non-cash Right-of-use asset impairment charge	-	136,599
Forgiveness of principal and accrued interest on SBA PPP loan	(6,735,246)	-
Non-cash stock-based compensation expense	495,736	59,083

Changes in operating assets and liabilities:
Accounts receivable	(2,758,279)	(1,036,758)
Other receivables	(5,482)	(24,568)
Prepaid expenses	(43,731)	(142,664)
Prepaid and recoverable income taxes	(41,723)	57,642
Other assets	1,404	(12,119)
Accounts payable, other payables, accrued expenses and other current liabilities	72,145	2,121,404
Advances from customers	17,902	(11,402)
Legal settlement payable	(276,843)	29,465

Net cash (used in) provided by operating activities	(2,472,498)	510,448

Cash flows from investing activities:
Purchase of Geneva Consulting Group, Inc., net of cash acquired of $241,946	-	(3,100,114)
Purchases of equipment and leasehold improvements	(81,011)	(33,315)

Net cash used in investing activities	(81,011)	(3,133,429)

Cash flows from financing activities:
Net repayments on Credit Facility	(32,728)	(473,496)
Net proceeds from ATM stock sales	1,821,090	-
Tax withholding from vested stock awards	(91,904)	-
Distribution to noncontrolling interest	(27,390)	-

Net cash provided by (used in) financing activities	1,669,068	(473,496)

Net decrease in cash and cash equivalents	(884,441)	(3,096,477)
Cash and cash equivalents at beginning of period	7,370,646	9,730,022

Cash and cash equivalents at end of period	$6,486,205	$6,633,545

Supplemental disclosures of cash flow data:
Income taxes paid	$41,000	$12,000
Non-cash investing and financing activities:
Right-of-use asset and operating lease liability	$-	$846,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2021, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 28, 2022 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2022. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2021.

2.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 17 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 84,293 and 83,830 in the three months and nine months ended February 28, 2022 have only been included for dilutive shares outstanding for the nine months ended February 28, 2022 since there was a loss for the three month period ended February 28, 2022.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2022 and May 31, 2021:

	February 28, 2022	May 31, 2021

Cash in banks	$5,941,186	$7,317,517
Money market funds	545,019	53,129

	$6,486,205	$7,370,646

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2022 and May 31, 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2022	Level 1	Level 2	Level 3	Total
Equity Securities	$38,160	$-	$-	$38,160

May 31, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$45,696	$-	$-	$45,696

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at February 28, 2022 and May 31, 2021 are summarized as follows:

February 28, 2022	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$21,294	$-	$38,160

May 31, 2021	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$28,830	$-	$45,696

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

February 28, 2022

(Unaudited)

6.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in the report, including Notes 9, 10, 16 and 19 to the Condensed Consolidated Financial Statements and in the section titled “Item 1, Legal Proceedings” in Part II of this report.

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

For the nine months ended February 28, 2022 and 2021, the Company’s operating lease expense for these leases was $240,000 and $352,000, respectively.

Future minimum lease payments under non-cancellable operating leases as of February 28, 2022 were as follows:

Twelve Months Ending February 28,
2023	$295,519
2024	203,248
2025	123,085
2026	126,162
2027	129,316
Thereafter	32,527

Total undiscounted operating lease payments	909,857
Less imputed interest	122,471

Present value of operating lease payments	$787,386

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

The following table sets forth the right-of-use assets and operating lease liabilities as of February 28, 2022:

Assets
Right-of-use assets, net	$713,413

Liabilities
Current operating lease liabilities	$249,688
Long-term operating lease liabilities	537,698

Total operating lease liabilities	$787,386

The weighted average remaining lease term for the Company’s operating leases is 2.9 years.

8.	Credit Facility

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of February 28, 2022 was 3.25%, indicating an interest rate of 5.0% on the line of credit. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all applicable covenants at February 28, 2022.

As of February 28, 2022, the net borrowings outstanding against this line of credit facility were $60,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

In October 2021, the Company and Hughes agreed through mediation to settle this matter. In order to avoid lengthy and costly litigation and discovery expenses, the Company has paid Hughes $705,000 to settle all claims. After adjusting for insurance reimbursement, the Company accrued a charge of $580,000 to selling, general and administrative expenses in the quarter ended August 31, 2021 and nine months ended February 28, 2022.

10.	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due June 30, 2021 was paid during the quarter ended August 31, 2021. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The estimated present value of the remaining payments is $590,000 at February 28, 2022.

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

February 28, 2022

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

In March 2021, the Company submitted a PPP Loan Forgiveness application to the SBA through the PPP Lender. On July 7, 2021, the Company received notification from the PPP Lender that the SBA approved the Company’s application for forgiveness of the entire principal amount of the PPP Loan plus accrued interest. The PPP Lender will apply the forgiveness amount to satisfy the PPP Loan. The Company has no further obligations with respect to the PPP Loan. The Company recognized “Other Income” of $6,735,246 in the quarter ended August 31, 2021 and nine months ended February 28, 2022 related to the forgiveness of the loan principal and accrued interest.

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

The purchase price for the shares of Geneva was comprised of the following: (i) $1,452,000 in cash paid to Sellers at the closing of the acquisition, (ii) an amount of $748,000, which was equal to the amount of Geneva’s loan under the PPP that was not assumed by the Company and was substantially forgiven by the SBA, (iii) an amount up to $300,000, originally payable paid as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”), (iv) bonus payments payable in $10,000 increments, (v) $747,000 for the net working capital of Geneva as of closing and (vi) other purchase price adjustments of which $36,000 has been paid to date. Any Earnout Payments and bonus payments were to be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at the Company’s client locations on such dates.

The initial Earnout Payments and bonus payment liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earnout payment structure (Level 3 of the fair value hierarchy). The Earnout Payments were revalued quarterly prior to the resolution discussed below, using a present value approach and any resulting increase or decrease was recorded into selling, general and administrative expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the Earnout Payments as of the acquisition date and subsequent period ends.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

The acquisition was accounted for as an acquisition of a business in accordance with the acquisition method of accounting. The acquired assets and assumed liabilities were recorded at their fair values. The Company determined the fair values with the assistance of valuations performed by an independent third-party specialist.

The Company incurred approximately $498,000 in legal fees, business broker fees, valuation services, accounting fees and other expenses to complete the Geneva acquisition. Included in this amount is additional bonus payments to the Sellers of $210,000 related to the March 17, 2021 agreement discussed above. All acquisition related costs have been expensed as incurred and included in selling, general and administrative expenses for the nine months ended February 28, 2021.

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

Unaudited pro forma financial information assuming the acquisition of Geneva as of June 1, 2020 is presented in the following table (in thousands):

Nine Months Ended
February 28, 2021

Revenue	$49,180
Net loss	$(779)
Diluted loss per share	$(0.40)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

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

Intangible assets are as follows:

	May 31,		February 28,
	2021	Amortization	2022
Database (estimated life 5 years)	$195,500	$34,500	$161,000
Non-compete agreement (estimated life 2 years)	6,250	3,750	2,500
Trademark (estimated life 3 years)	45,000	15,000	30,000
Customer relationships (estimated life 15 years)	1,425,000	75,000	1,350,000
Total	$1,671,750	$128,250	$1,543,500

No instances of triggering events or impairment indicators were identified at February 28, 2022.

16.	Related Party Transactions

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

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR purchased 27,586 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. The foregoing transaction is currently the subject of litigation due to a complaint filed by Fintech Consulting LLC on December 1, 2021. For more information about the foregoing complaint and litigation, please see Note 19 to the Condensed Consolidated Financial Statements and, section titled “Item 1, Legal Proceedings” in Part II of this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

17.	Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one, two and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. The market condition for the shares that vest on the two-year anniversary was met in October 2021. During the three and nine months ended February 28, 2022, $141,000 and $496,000, respectively, has been record as stock-based compensation expense and included in selling, general and administrative expenses. As of February 28, 2022, there is approximately $356,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; 56,666 awards vested to date, of which 14,780 were forfeited to pay taxes applicable to the stock awards.

18.	Common Stock

Our certificate of incorporation, as amended, authorizes the issuance of up to 12,500,000 shares of common stock, $0.01 par value per share.

On October 8, 2021, the Company filed an automatic shelf registration statement on Form S-3 (File No. 333-260152) (the “2021 TSRI Shelf”) which contains (i) a base prospectus, which covers the offering, issuance and sale by the Company of up to $5,000,000 in the aggregate of shares of common stock from time to time in one or more offerings; and (ii) a sales agreement prospectus, which covers the offering, issuance and sale by the Company of up to $4,167,000 in the aggregate of shares of common stock that may be issued and sold from time to time under an at-the-market sales agreement (the “2021 ATM”) by and between the Company and A.G.P./Alliance Global Partners, as sales agent (the “2021 Agent”). The $4,167,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $5,000,000 of shares of common stock that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the sales agreement, any portion of the $4,167,000 included in the sales agreement prospectus that is not sold pursuant to the sales agreement will be available for sale in other offerings pursuant to the base prospectus and if no shares are sold under the agreement, the full $4,167,000 of securities may be sold in other offerings pursuant to the base prospectus. Under the 2021 ATM, we pay the 2021 Agent a commission rate equal to 3.0% of the gross sales price per share of all shares sold through the 2021 Agent under the sales agreement.

During the three months and nine months ended February 28, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of approximately $1,821,090 after deducting $144,533 in commissions and other transactions costs.

The 2021 TSRI Shelf is currently our only active shelf-registration statement. We may offer TSR common stock registered under the 2021 TSRI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2021 TSRI Shelf provides us with the flexibility to raise additional capital to finance our operations as needed. However, there is no assurance we will be successful in doing so.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

19.	Pending Legal Issue

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purports to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff seeks (i) judgment declaring the transactions represented by the SPA null and avoid and returning the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of suit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. See Note 16 to the Condensed Consolidated Unaudited Financial Statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

The Company believes the action described above to be without merit and intends to vigorously defend its interests. However, the Company may incur significant additional legal expenses as it pursues a vigorous defense against this action.

While the Company believes the action to be without merit, no assurances can be given as to: (i) the outcome of this or other legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company’s financial condition, results of operations or near-term liquidity.

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

Three months ended February 28, 2022 compared with three months ended February 28, 2021:

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2022		February 28, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$24,383	100.0%	$17,160	100.0%
Cost of sales	20,590	84.4%	14,415	84.0%
Gross profit	3,793	15.6%	2,745	16.0%
Selling, general and administrative expenses	3,830	15.7%	3,084	18.0%
Loss from operations	(37)	(0.1)%	(339)	(2.0)%
Other expense, net	(21)	(0.1)%	(41)	(0.2)%
Loss before income taxes	(58)	(0.2)%	(380)	(2.2)%
Benefit from income taxes	(14)	(0.0)%	(79)	(0.4)%
Consolidated net loss	(44)	(0.2)%	(301)	(1.8)%
Less: Net income attributable to noncontrolling interest	3	0.0%	4	0.0%
Net loss attributable to TSR, Inc.	$(47)	(0.2)%	$(305)	(1.8)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2022 increased approximately $7,223,000 or 42.1% from the quarter ended February 28, 2021, primarily due to new business development, organic growth and expanded activity with Geneva clients. The average number of consultants on billing with customers increased from 486 for the quarter ended February 28, 2021 to 721 for the quarter ended February 28, 2022. There were 358 and 443 IT contractors at February 28, 2021 and 2022, respectively; while there were 128 and 278 clerical and administrative contractors at February 28, 2021 and 2022, respectively.

We experienced terminated assignments and a decrease in demand for new assignments during fiscal 2021 due to the COVID-19 pandemic, which led to the lower number of consultant placements during the year and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic created operational challenges. The start of certain new assignments was delayed in the quarter ended February 28,2021 due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. By the end of the first quarter of fiscal 2021, the Company had used 100% of the $6,659,000 proceeds from the PPP Loan (as defined in Note 12 to the Condensed Consolidated Unaudited Financial Statements elsewhere in this report) it received in April 2020 to fund its payroll and other allowable expenses, which was fully forgiven in July 2021. The use of these proceeds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the quarter ended February 28, 2022 increased approximately $6,175,000 or 42.8% to $20,590,000 from $14,415,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue increased from 84.0% in the quarter ended February 28, 2021 to 84.4% in the quarter ended February 28, 2022. The percentage increase in cost of sales for the quarter ended February 28, 2022 as compared to the prior year period (42.8% increase) was higher than the percentage increase in revenue for the quarter ended February 28, 2022 as compared to the prior year period (42.1% increase), causing a decrease in gross margins percent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $746,000 or 24.2% from $3,084,000 in the quarter ended February 28, 2021 to $3,830,000 in the quarter ended February 28, 2022. The increase in these expenses primarily resulted from an additional $465,000 in selling, general and administrative expenses for the Geneva accounts. The Company has invested in developing both on shore and offshore recruiting teams to support the potential of the Geneva accounts. The Company also has invested in expanding the on shore and offshore recruiting teams for the existing TSR accounts. Additionally, the Company incurred non-cash compensation expenses of $141,000 in the current quarter related to the Plan. Selling, general and administrative expenses, as a percentage of revenue decreased to 15.7% in the quarter ended February 28, 2022 from 18.0% in the quarter ended February 28, 2021.

Other Expense

Other expense for the quarter ended February 28, 2022 resulted primarily from net interest expense of approximately $20,000 and a mark-to-market loss of approximately $1,000 on the Company’s marketable equity securities. Other expense for the quarter ended February 28, 2021 resulted primarily from net interest expense of $51,000 and a mark-to-market gain of approximately $10,000 on the Company’s marketable equity securities. The decrease in interest expense is primarily attributed to the forgiveness of the PPP Loan principal and interest in July 2021.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the quarters ended February 28, 2022 and 2021 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2022 and 2021, respectively. These rates resulted in a benefit of 24.1% for the quarter ended February 28, 2022 and a benefit of 20.8% for the quarter ended February 28, 2021. The difference between the rates is that for fiscal 2022 a full year profit is projected and in fiscal 2021 a taxable loss was projected and the expected tax benefit was reduced by certain non-deductible expenses.

TSR, INC. AND SUBSIDIARIES

Net Loss Attributable to TSR

Net loss attributable to TSR was approximately $47,000 in the quarter ended February 28, 2022 compared to a net loss of $305,000 in the quarter ended February 28, 2021. The reduction in net loss in the current quarter was primarily attributable to the increase in revenue resulting from the increase in consultants on billing with customers.

Impact of Inflation and Changing Prices

For the quarters ended February 28, 2022 and 2021, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Nine months ended February 28, 2022 compared with nine months ended February 28, 2021:

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2022		February 28, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$71,113	100.0%	$47,743	100.0%
Cost of sales	59,462	83.6%	39,831	83.4%
Gross profit	11,651	16.4%	7,912	16.6%
Selling, general and administrative expenses	11,628	16.3%	8,414	17.6%
Income (loss) from operations	23	0.1%	(502)	(1.0)%
Other income (expense), net	6,646	9.3%	(157)	(0.3)%
Income (loss) before income taxes	6,669	9.4%	(659)	(1.4)%
Benefit from income taxes	(1)	0.0%	(114)	0.2%
Consolidated net income (loss)	6,670	9.4%	(545)	(1.2)%
Less: Net income attributable to noncontrolling interest	72	0.1%	10	0.0%
Net income (loss) attributable to TSR, Inc.	$6,598	9.3%	$(555)	(1.2)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2022 increased approximately $23,370,000 or 48.9% from the nine months ended February 28, 2021, primarily due to new business development, organic growth and expanded activity with Geneva clients. The average number of consultants on billing with customers increased from 443 for the nine months ended February 28, 2021 to 698 for the nine months ended February 28, 2022. There were 318 and 424 IT contractors at February 28, 2021 and 2022, respectively; while there were 125 and 274 clerical and administrative contractors at February 28, 2021 and 2022, respectively.

We experienced terminated assignments and a decrease in demand for new assignments during fiscal 2021 due to the COVID-19 pandemic, which led to the lower number of consultant placements during the year and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic created operational challenges. The start of certain new assignments was delayed in the nine months ended February 28, 2021 due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks have been fully or partially closed. By the end of the first quarter of fiscal 2021, the Company had used 100% of the $6,659,000 proceeds from the PPP Loan (as defined in Note 12 to the Condensed Consolidated Unaudited Financial Statements elsewhere in this report) it received in April 2020 to fund its payroll and other allowable expenses, which was fully forgiven in July 2021. The use of these proceeds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

TSR, INC. AND SUBSIDIARIES

Cost of Sales

Cost of sales for the nine months ended February 28, 2022 increased approximately $19,631,000 or 49.3% to $59,462,000 from $39,831,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue increased from 83.4% in the nine months ended February 28, 2021 to 83.6% in the nine months ended February 28, 2022. The percentage increase in cost of sales for the nine months ended February 28, 2022 as compared to the prior year period (49.3% increase) was higher than the percentage increase in revenue for the nine months ended February 28, 2022 as compared to the prior year period (48.9% increase), causing a decrease in gross margin percent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $3,214,000 or 38.2% from $8,414,000 in the nine months ended February 28, 2021 to $11,628,000 in the nine months ended February 28, 2022. The increase in these expenses primarily resulted from an additional $1,884,000 in selling, general and administrative expenses for the Geneva accounts and a charge of $580,000 for the legal settlement with the former Chief Executive Officer. The Company has invested in developing both on shore and offshore recruiting teams to support the potential of the Geneva accounts. The Company has also invested in expanding the on shore and offshore recruiting teams for the existing TSR accounts. Additionally, the Company incurred non-cash compensation expenses of $496,000 in the current nine-month period related to the Plan. Selling, general and administrative expenses, as a percentage of revenue decreased to 16.3% in the nine months ended February 28, 2022 from 17.6% in the nine months ended February 28, 2021.

Other Income (Expense)

Other income for the nine months ended February 28, 2022 resulted primarily from the forgiveness of principal and interest on the PPP Loan of $6,735,000, offset by net interest expense of approximately $81,000 and a mark-to-market loss of approximately $8,000 on the Company’s marketable equity securities. Other expense for the nine months ended February 28, 2021 resulted primarily from net interest expense of $155,000 and a mark-to-market loss of approximately $2,000 on the Company’s marketable equity securities.

Income Tax Benefit

The income tax benefit included in the Company’s results of operations for the nine months ended February 28, 2022 and 2021 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2022 and 2021, respectively. These rates resulted in a benefit of less than 1% for the nine months ended February 28, 2022 and a benefit of 17.3% for the nine months ended February 28, 2021. The effective rate for the nine months ended February 28, 2022 is low because of the non-taxable gain on the forgiveness of the PPP Loan principal and accrued interest combined with low taxable income.

Net Income (Loss) Attributable to TSR

Net income attributable to TSR was approximately $6,598,000 in the nine months ended February 28, 2022 compared to a net loss of $555,000 in the nine months ended February 28, 2021. The net income in the current period was primarily attributable to the forgiveness of principal and accrued interest on the PPP Loan.

Impact of Inflation and Changing Prices

For the nine months ended February 28, 2022 and 2021, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the nine months ended February 28, 2022. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with the Lender will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of February 28, 2022, the net borrowings outstanding against this Credit Facility were approximately $60,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of February 28, 2022 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

TSR, INC. AND SUBSIDIARIES

At February 28, 2022, the Company had working capital (total current assets in excess of total current liabilities) of approximately $10,642,000, including cash and cash equivalents and marketable securities of $6,524,000 as compared to working capital of $8,898,000, including cash and cash equivalents and marketable securities of $7,416,000 at May 31, 2021.

Net cash flow of approximately $2,472,000 was used in operations during the nine months ended February 28, 2022 as compared to $510,000 of net cash provided by operations in the prior year period. The cash used in operations for the nine months ended February 28, 2022 primarily resulted from consolidated net income of $6,670,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000, an increase in accounts receivable of $2,758,000 and a decrease in legal settlement payable of $277,000. The cash provided operations for the nine months ended February 28, 2021 primarily resulted from an increase in accounts payable and accrued expenses of $2,121,000, offset by the consolidated loss of $555,000 and increases in accounts receivable and prepaid expenses of $1,037,000 and $143,000, respectively.

Net cash used in investing activities of approximately $81,000 for the nine months ended February 28, 2022 primarily resulted from purchases of fixed assets. Net cash used in investing activities of $3,133,000 for the nine months ended February 28, 2021 primarily resulted from the acquisition of Geneva in the amount of $3,100,000.

Net cash provided by financing activities of approximately $1,669,000 during the nine months ended February 28, 2022 resulted from the net proceeds from the sales of the Company’s common stock in our ATM program of $1,821,000 offset by payments made for taxes related to vested stock awards of $92,000, net payments on the Company’s Credit Facility of $33,000 and distributions to the minority interest of $27,000. Net cash used in financing activities during the nine months ended February 28, 2021 of $473,000 primarily resulted from net repayments under the Company’s Credit Facility.

The Company’s capital resource commitments at February 28, 2022 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were approximately $787,000 and $590,000, respectively, as of February 28, 2022. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

The Securities Act regulations define “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. These estimates require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting estimates and policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2021 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments. There have been no changes in the Company’s significant accounting policies as of February 28, 2022.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

Christopher Hughes v. TSR, Inc., Docket No. 651753-2020 (NY Supr. Ct., New York County)

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

Fintech Consulting LLC v. TSR, Inc., et al., case number 2:21-cv-20181(KSH)(AME) (U.S. Dist. Ct., Dist. of New Jersey)

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purports to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff seeks (i) judgment declaring the transactions represented by the SPA null and avoid and returning the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of suit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. See Note 16 to the Condensed Consolidated Unaudited Financial Statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

The Company believes the action described above to be without merit and intends to vigorously defend its interests. However, the Company may incur significant additional legal expenses as it pursues a vigorous defense against this action.

While the Company believes the action to be without merit, no assurances can be given as to: (i) the outcome of this or other legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company’s financial condition, results of operations or near-term liquidity.

TSR, INC. AND SUBSIDIARIES

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer
Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer
Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 11, 2022	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: April 11, 2022	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer