Form 10-K
period 2022-05-31
TSR INC
filed 2022-08-15
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2022

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $8.69 at November 30, 2021 was $8,474,000.

The number of shares of the Registrant’s common stock outstanding as of August 15, 2022 was 2,146,448.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2022 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2022

Page i

PART I

Item 1. Business

General

TSR, Inc. (the “Company,” “TSR,” “we,” “us” and “our”) is a leading staffing company focused on recruiting Information Technology (“IT”) professionals for short and long-term assignments, permanent placements, project work and providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house IT capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2022, the Company provided IT staffing services to 62 customers. Also, beginning in the year ended May 31, 2017, the Company has provided and continues to provide contract administrative (non-IT) workers to some of its significant IT customers, including services to provide administrative workers to new customers acquired following the acquisition of Geneva Consulting Group, Inc. (“Geneva”) on September 1, 2020, as discussed in Note 10 to the Consolidated Financial Statements elsewhere in this report.

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

OPERATIONS

The Company provides contract computer programming services primarily in the New York metropolitan area, New England, and the Mid-Atlantic region, although there are also customer locations around the country where the Company places contractors. The Company provides its services principally through offices located in Edison, New Jersey and Long Island, New York. The Company also leases an office space in New York City, but has sublet its New York City office due to the COVID-19 pandemic. Competition from larger competitors for recruiters has created more turnover than expected and increased the cost of retaining recruiters, making it more difficult to increase the number of technical recruiters on staff. As of May 31, 2022, the Company employed 36 persons who are responsible for recruiting technical and non-technical personnel and 12 persons who are account executives. As of May 31, 2021, the Company had employed 29 technical and non-technical recruiters and 13 account executives. For some services, the Company also uses offshore recruiters. The number of offshore recruiters contracted by the Company fluctuates depending on demand for services. At May 31, 2022 and May 31, 2021, the Company contracted for approximately 40 offshore recruiters to provide services to clients.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 62 customers during the year ended May 31, 2022 (“fiscal 2022”) as compared to 61 in the year ended May 31, 2021 (“fiscal 2021”). The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In fiscal 2022, the Company had four customers which each provided more than 10% of consolidated revenues: ADP (21.5%), Consolidated Edison (19.4%), Citigroup (15.8%), and AgileOne (11.1%). AgileOne provides vendor management services under an arrangement where the Company enters into a subcontract with AgileOne and AgileOne directly contracts with three end customers. The AgileOne end customers for which the Company provides services include Bristol Myers Squibb, which alone constituted 10.6% of the Company’s consolidated revenue for fiscal 2022. Additionally, the Company’s top ten customers (including underlying customers of vendor management companies) accounted for 86% of consolidated revenue in fiscal 2022 and 81% in fiscal 2021. While continuing its efforts to further expand its client base, including strategically targeted middle market accounts, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 21% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 40% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party, and the third party bills the ultimate customer. At certain customers, this process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. In some cases, these changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs low for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

PROFESSIONAL STAFF AND RECRUITMENT

In addition to using internet-based job boards such as LinkedIn, Indeed, Dice, Monster, Career Builder and Discover.org, the Company maintains a database of technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employees’ skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company’s offices.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company primarily recruits technical personnel by posting jobs on the Internet and, on occasion, by publishing advertisements in local newspapers and attending job fairs. The Company devotes significant resources to recruiting technical personnel, maintaining 36 technical and non-technical recruiters based in the U.S. and contracting with companies for 40 to 80 offshore recruiters as needed to assist in locating both IT and administrative (non-IT) workers. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2022, the Company had 632 full-time employees including its 2 executive officers. Of such employees, 12 were engaged in sales, 36 were recruiters for technical and non-technical personnel, 566 were IT and administrative (non-IT) contractors, and 16 were engaged in corporate administrative and clerical functions.

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

●	the statements concerning the success of the Company’s plan for growth, both internally and through the previously announced pursuit of suitable acquisition candidates;

●	the successful integration of announced and completed acquisitions and any anticipated benefits therefrom;

●	the impact of adverse economic conditions on client spending, which include, but are not limited to, the current adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis, stay-at-home and other orders, which may significantly reduce client spending, and which may have a negative impact on the Company’s business;

●	risks relating to the competitive nature of the markets for contract computer programming services;

●	the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business;

●	the concentration of the Company’s business with certain customers;

●	uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business;

●	the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process;

●	the increase in customers moving IT operations offshore;

●	the Company’s ability to adapt to changing market conditions;

●	the risks, uncertainties and expense of the legal proceedings to which the Company is, or may become, a party; and

●	other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission.

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

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19 have and may continue to have an adverse effect on our business, financial condition, and results of operations. As the extent and duration of the COVID-19 outbreak remains unpredictable, international stock markets have experienced volatility reflecting the uncertainty associated with the slow-down in the global economy and the resulting governmental responses to the pandemic. If COVID-19 continues to progress in ways that disrupt our customers’ demand for computer programing services or staffing needs or otherwise continues to disrupt our operations, such disruptions may continue to negatively affect, and may in the future materially affect, our operating results. The majority of our workforce and customer base is located in New Jersey and New York and typically works on-site at client locations. However, on March 20, 2020 New York Governor Cuomo signed the New York State on PAUSE executive order, which includes a new directive that all non-essential businesses statewide close in-office personnel functions effective March 22, 2020 to mitigate the impact of the COVID-19 pandemic and we determined that the Company is a non-essential business. In response to these public health directives and orders, we implemented and maintained work-from-home policies for certain employees. The effects of future executive orders, stay at home orders and our work-from-home policies may negatively impact productivity, disrupt our business and impact our ability to service our clients and our clients’ need for our services, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Similar, and perhaps more severe, disruptions in our operations could negatively impact, and may materially negatively impact, our business, operating results and financial condition. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could continue to occur, related to COVID-19 or other infectious diseases, could impact us and the business operations of our vendors and customers. Additionally, if the spread of COVID-19 or other infectious diseases limits our ability to make workers available either because they are ill or due to work-from-home orders, this likely would negatively affect, and may materially negatively affect, our operating results, cash flow and business.

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

The Board of Directors of the Company elected Thomas Salerno, formerly branch manager of the New Jersey office of TSR Consulting Services, Inc. as Chief Executive Officer, President and Treasurer in March 2020. The Company is dependent on Thomas Salerno in his corporate positions and as President of TSR Consulting Services, Inc. The Company has an employment agreement with Mr. Salerno which expires November 2, 2023. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company generally does not have employment contracts with the account executives. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

The Company is currently subject to ongoing litigation with a former significant shareholder which, like other future lawsuits or investigations, could divert our resources or result in substantial liabilities.

The Company is currently subject to litigation involving a former significant shareholder, as discussed in the “Legal Proceedings” section. In connection with this litigation, the Company may enter into a settlement of claims for monetary damages. The Company may also be subject to a judgment for monetary damages. Defending against and/or prosecuting the current litigation may be time-consuming, expensive and cause diversion of management’s attention.

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

In fiscal 2022, the Company’s four largest customers, ADP, Consolidated Edison, Citigroup and AgileOne, accounted for 21.5%, 19.4%, 15.8%, and 11.1% of the Company’s consolidated revenue, respectively. Any disruptions in our relationships with our significant customers may have a materially adverse impact on our financial condition and results of operations. AgileOne is a vendor management company through which the Company provides services to three end customers, of which Bristol Myers Squibb is the most significant, representing 10.6% of the Company’s consolidated revenue for fiscal 2022. In total, the Company derives over 40% of its revenue from accounts with vendor management companies. The Company’s 10 largest customers provided 86% of consolidated revenue in fiscal 2022. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. For example, one of the Company’s 10 largest customers significantly reduced their use of the Company’s services as a result of the COVID-19 pandemic. Approximately 21% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

The accounts receivable balances associated with the Company’s largest customers were $8,668,000 for four customers at May 31, 2022 and $4,545,000 for three customers at May 31, 2021. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection or otherwise sought to modify payment terms, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

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

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and in excess of 40% of the Company’s revenue is derived through business with vendor management companies. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business with its existing customers. It also reduces the Company’s profit margins.

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

Demand for the Company’s IT staffing services has been and is significantly affected by the general economic environment. During periods of slowing economic activity, customers may reduce their IT projects and their demand for outside consultants. Therefore, any significant economic downturn could have a material adverse effect on the Company’s results of operations. The COVID-19 outbreak in the United States caused business disruption through mandated and voluntary closing of various businesses. While the disruption is currently expected to be temporary, there is considerable uncertainty around the ongoing economic impact. Therefore, the Company expects this matter to continue to negatively impact its operating results in future periods. However, the full financial impact and duration cannot be reasonably estimated at this time. The Company expects that economic conditions will continue to affect the number of consultants on billing with customers and the Company’s profitability. In addition to the impact of the economic uncertainties, the Company has not been successful in expanding its customer base beyond its core customers. There is no assurance that the Company will achieve growth in its revenue.

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

The Company obtains many of its technical personnel by subcontracting with companies that utilize foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The Company also sponsors foreign nationals on H-1B visas on a limited basis. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree. U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. In recent years, proclamations have been issued to temporarily suspend certain immigration visas for many categories of foreign workers including H-1B. These and future restrictions on the availability of work visas could restrain the Company’s ability to acquire the skilled professionals needed to meet our customers’ requirements, which could have a material adverse effect on our business. The scope and impact of these changes on the staffing industry and the Company remain unclear, however a narrow interpretation and vigorous enforcement of existing laws and regulations could adversely affect the ability of entities with which the Company subcontracts to utilize foreign nationals and/or renew existing foreign national consultants on assignment. There can be no assurance that the Company or its subcontractors will be able to keep or replace all foreign nationals currently on assignment or continue to acquire foreign national talent at the same rates as in the past.

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

Our largest shareholders, Zeff Capital, L.P. and QAR Industries, Inc., are the beneficial owners of an aggregate of 978,273 shares of Common Stock, which represents approximately 45.6% of the Company’s issued and outstanding Common Stock. By virtue of such ownership, Zeff Capital, L.P. and QAR Industries, Inc. have the ability to exercise significant influence over the Company. For example, this concentrated ownership could delay, defer, or prevent a change in control, merger, consolidation, or sale of all or substantially all of the Company’s assets in transactions that other shareholders strongly support or conversely, this concentrated ownership could result in the consummation of such transactions that many of the Company’s other shareholders do not support. Further, investors may be prevented from affecting matters involving the Company, including:

-	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

-	our acquisition of assets or other businesses; and

-	our corporate financing activities.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2023, with annual rents of approximately $97,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiaries. The Company also leases sales and recruiting offices in New York City (lease expires August 2022) and Edison, New Jersey (lease expires May 2027), with aggregate annual rents of approximately $160,000 and $118,000, respectively. The Company entered into an agreement to sublease the New York City office space, resulting in a right-of-use asset impairment charge of $137,000 recorded in fiscal 2021.

The Company believes the present locations are adequate for its current needs as well as for the future expansion of its existing business.

Item 3. Legal Proceedings

Christopher Hughes v. TSR, Inc., Docket No. 651753-2020 (NY Supr. Ct., New York County)

Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of the duty of good faith and fair dealing. Hughes alleged that he was terminated without cause or in the alternative that he resigned for good reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Hughes, Hughes sought severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denied Hughes’ allegations and filed various counterclaims against Hughes. In October 2021, the Company and Hughes agreed through mediation to settle this matter. In order to avoid lengthy and costly litigation and discovery expenses, the Company has paid Hughes $705,000 to settle all claims. After adjusting for insurance reimbursement, the Company recorded a charge of $580,000 to selling, general and administrative expenses in the quarter ended August 31, 2021 and the fiscal year ended May 31, 2022.

Fintech Consulting LLC v. TSR, Inc., et al., case number 2:21-cv-20181(KSH)(AME) (U.S. Dist. Ct., Dist. of New Jersey)

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purports to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR's common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff seeks (i) judgment declaring the transactions represented by the SPA null and avoid and returning the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of suit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. See Note 15 to the Consolidated Financial Statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

The Company believes the action described above to be without merit and intends to vigorously defend its interests. However, the Company may incur significant additional legal expenses as it pursues a vigorous defense against this action.

While the Company believes the action to be without merit, no assurances can be given as to: (i) the outcome of this or other legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company's financial condition, results of operations or near-term liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2022 and 2021:

	JUNE 1, 2021 – MAY 31, 2022
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$13.94	$16.80	$15.28	$15.62
Low Sales Price	8.00	8.38	7.71	6.88

	JUNE 1, 2020 – MAY 31, 2021
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$6.69	$7.25	$18.73	$14.70
Low Sales Price	3.26	4.47	6.20	7.57

There were 46 holders of record of the Company’s Common Stock as of July 31, 2022. Additionally, the Company estimates that there were 1,300 beneficial holders as of that date. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

The only securities authorized for issuance under any equity compensation plan relate to the 2020 Equity Incentive Plan. See Note 14 to the Consolidated Financial Statements elsewhere in this report.

Item 6. Reserved

Reserved.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations. There can be no assurance that historical trends in operating results will continue in the future:

	Years Ended May 31, (Dollar Amounts in Thousands)
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$97,312	100.0%	$68,821	100.0%
Cost of Sales	81,314	83.6	57,500	83.6
Gross Profit	15,998	16.4	11,321	16.4
Selling, General and Administrative Expenses	15,619	16.0	11,809	17.1
Income (Loss) from Operations	379	0.4	(488)	(0.7)
Other Income (Expense), Net	6,622	6.8	(198)	(0.3)
Income (Loss) Before Income Taxes	7,001	7.2	(686)	(1.0)
Benefit from Income Taxes	(1)	0.0	(109)	(0.1)
Consolidated Net Income (Loss)	7,002	7.2	(577)	(0.9)
Net Income Attributable to Noncontrolling Interest	73	0.1	24	0.0
Net Income (Loss) Attributable to TSR, Inc.	$6,929	7.1%	$(601)	(0.9)%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2022 increased approximately $28,491,000 or 41.4% from the fiscal year ended May 31, 2021, primarily due to new business development, organic growth and expanded activity with Geneva clients. The average number of consultants on billing with customers increased from 479 for the fiscal year ended May 31, 2021 to 701 for the fiscal year ended May 31, 2022. There were 335 and 431 IT contractors at May 31, 2021 and 2022, respectively; while there were 144 and 270 clerical and administrative contractors at May 31, 2021 and 2022, respectively.

We experienced terminated assignments and a decrease in demand for new assignments during fiscal 2021 due to the COVID-19 pandemic, which led to the lower number of consultant placements during the year and negatively impacted the Company’s revenues. Additionally, the COVID-19 pandemic created operational challenges. The start of certain new assignments was delayed in fiscal 2021 due to delays in obtaining necessary clearances, as many of the agencies required to be contacted in obtaining the information needed for background checks were fully or partially closed. By the end of the first quarter of fiscal 2021, the Company had used 100% of the $6,659,000 proceeds from the PPP Loan (as defined in Note 10 to the Consolidated Financial Statements elsewhere in this report) it received in April 2020 to fund its payroll and other allowable expenses, which was fully forgiven in July 2021. The use of these proceeds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the covered period.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2022 increased approximately $23,814,000 or 41.4% to $81,314,000 from $57,500,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue remained at 83.6% in the fiscal year ended May 31, 2021 and in the fiscal year ended May 31, 2022. The percentage increase in cost of sales for fiscal 2022 as compared to fiscal 2021 (41.4% increase) was substantially the same as the percentage increase in revenue for fiscal 2022 as compared to fiscal 2021 (41.1% increase), causing no change in gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses increased approximately $3,810,000 or 32.3% from $11,809,000 in the fiscal year ended May 31, 2021 to $15,619,000 in the fiscal year ended May 31, 2022. The increase in these expenses primarily resulted from an additional $2,170,000 in selling, general and administrative expenses for the Geneva accounts, a charge of $580,000 for the legal settlement with the Company’s former Chief Executive officer, additional non-cash compensation expenses of $329,000 related to the TSR, Inc. 2020 Equity Incentive Plan, and an increase in headcount for our recruiting team to support the growth in revenue. Selling, general and administrative expenses, as a percentage of revenue, decreased from 17.1% in the fiscal year ended May 31, 2021 to 16.0% in the fiscal year ended May 31, 2022.

Other Income (Expense)

Other income (expense) for the fiscal year ended May 31, 2022 resulted primarily from the forgiveness of principal and accrued interest on the PPP Loan of $6,735,000, offset by net interest expense of approximately $102,000 and a mark-to-market loss of $10,000 on the Company’s marketable equity securities. Other expense for the fiscal year ended May 31, 2021 resulted primarily from net interest expense of approximately $193,000 and a mark-to-market loss of approximately $5,000 on the Company’s marketable equity securities.

Income Taxes

The effective income tax rates were less than 0.1% for the fiscal year ended May 31, 2022 and a benefit of 15.9% for the fiscal year ended May 31, 2021. The effective income tax rate was lower than expected in fiscal 2022 due to the non-taxable gain on the forgiveness of the PPP Loan principal and accrued interest.

Net Income (Loss) Attributable to TSR

Net income (loss) attributable to TSR was approximately $6,929,000 in the fiscal year ended May 31, 2022 compared to a loss of $601,000 in the fiscal year ended May 31, 2021. The net income in the current fiscal year was primarily attributable to the forgiveness of principal and accrued interest on the PPP Loan and increased revenue from additional contractors on billing with clients.

Impact of Inflation and Changing Prices

For the fiscal years ended May 31, 2022 and 2021, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations. The impact for fiscal 2023 cannot yet be determined.

Liquidity, Capital Resources and Changes in Financial Condition

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the fiscal year ended May 31, 2022. The Company expects that its cash and cash equivalents and the Company’s revolving Credit Facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured the Credit Facility to increase its liquidity as necessary. As of May 31, 2022, the net borrowings outstanding against this Credit Facility were approximately $62,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility in the prior fiscal year to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of May 31, 2022 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

At May 31, 2022, the Company had working capital (total current assets in excess of total current liabilities) of approximately $10,912,000, including cash and cash equivalents and marketable securities of $6,526,000, as compared to working capital of $8,898,000, including cash and cash equivalents and marketable securities of $7,416,000, at May 31, 2021.

Net cash flow of approximately $2,307,000 was used in operations during the fiscal year ended May 31, 2022 as compared to $1,304,000 of net cash flow provided by operations in the prior year. The cash used in operations for the fiscal year ended May 31, 2022 primarily resulted from consolidated net income of $7,002,000, non-cash stock-based compensation of $565,000 and an increase in accounts payable and accrued expenses of $717,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000 and an increase in accounts receivable of $3,767,000. The cash provided by operations for the fiscal year ended May 31, 2021 primarily resulted from an increase in accounts payable and other payables and accrued expenses of $2,798,000 and a decrease in prepaid and recoverable income taxes of $590,000 offset by the consolidated net loss of $577,000 and an increase in accounts receivable of $1,824,000. The increase in accounts payable and accrued expenses primarily resulted from the deferral of $1,269,000 in payroll taxes as allowed by the CARES Act. One half of these deferred payroll taxes were due on December 31, 2021 and the second half on December 31, 2022.

Net cash used in investing activities of approximately $87,000 for the fiscal year ended May 31, 2022 resulted from purchases of fixed assets. Net cash used in investing activities of approximately $3,226,000 for the fiscal year ended May 31, 2021 primarily resulted from the acquisition of Geneva in the amount of $3,100,000 and purchases of fixed assets of $126,000.

Net cash provided by financing activities of $1,514,000 during the fiscal year ended May 31, 2022 resulted primarily from the net proceeds of the sales of the Company’s common stock in our at-the-market (“ATM”) program of $1,784,000 offset by payments made for taxes related to vested stock awards of $212,000, net repayments on the Company’s Credit Facility of $31,000 and distributions to the minority interest of $27,000. Net cash used in financing activities of approximately $437,000 during the fiscal year ended May 31, 2021 resulted from net payments on the Company’s Credit Facility of $409,000 and distributions to the minority interest of $28,000.

The Company’s capital resource commitments at May 31, 2022 consisted of lease obligations on its branch and corporate facilities and an accrued legal settlement payable. The net present value of its future lease and settlement payments were approximately $707,000 and $598,000, respectively, as of May 31, 2022. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

Critical Accounting Estimates

The Securities Act regulations define “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial statements or results of operations of the registrant. These estimates require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting estimates and policies are described in Note 1 to its consolidated financial statements, contained elsewhere in this report. The Company believes that the following accounting estimates and policies require the application of management’s most difficult, subjective or complex judgments:

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse. Presently, the Company believes that it is more likely than not that it will realize the benefits of its deferred tax assets based primarily on the Company’s history of and projections for taxable income in the future. In the event that actual results differ from our estimates, or we adjust these estimates in future periods, we may need to establish a valuation allowance against a portion or all of our deferred tax assets, which could materially impact our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TSR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries (the “Company”) as of May 31, 2022 and 2021, and the related consolidated statements of operations, equity and cash flows for each of the years in the two-year period ended May 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Melville, New York

August 15, 2022

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2022 and 2021

ASSETS

	2022	2021
Current Assets:

Cash and cash equivalents	$6,490,158	$7,370,646
Marketable securities	35,536	45,696
Accounts receivable:
Trade, net of allowance for doubtful accounts of $181,000 in 2022 and 2021	13,427,562	9,660,742
Other	39,753	32,508
	13,467,315	9,693,250

Prepaid expenses	216,776	253,694
Prepaid and recoverable income taxes	31,795	8,671

Total Current Assets	20,241,580	17,371,957

Equipment and leasehold improvements, at cost:
Equipment	192,773	154,499
Furniture and fixtures	64,766	64,766
Leasehold improvements	76,349	51,979
	333,888	271,244

Less accumulated depreciation and amortization	195,094	155,006
	138,794	116,238

Other assets	63,270	47,663
Right-of-use asset	652,020	895,573
Intangible assets, net	1,500,750	1,671,750
Goodwill	785,883	785,883
Deferred income taxes	972,000	941,000
Total Assets	$24,354,297	$21,830,064

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2022 and 2021

LIABILITIES AND EQUITY

	2022	2021
Current Liabilities:

Accounts and other payables	$1,425,021	$2,083,140
Accrued expenses and other current liabilities:
Salaries, wages and commissions	4,755,437	3,634,885
Other	1,063,466	884,531
	5,818,903	4,519,416

Advances from customers	1,210,992	1,170,500
Credit facility	61,882	92,527
Legal settlement payable - current	597,566	298,370
Operating lease liabilities - current	214,941	309,731
Total Current Liabilities	9,329,305	8,473,684
Operating lease liabilities, net of current portion	492,427	707,369
Legal settlement payable, net of current portion	-	568,739
SBA Paycheck Protection Program loan payable	-	6,659,220

Total Liabilities	9,821,732	16,409,012

Commitments and Contingencies

Equity: TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,298,549 and 3,114,163 shares; 2,146,448 and 1,962,062 outstanding	32,986	31,142
Additional paid-in capital	7,473,866	5,339,200
Retained earnings	20,470,042	13,540,822
	27,976,894	18,911,164
Less: treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	14,462,891	5,397,161
Noncontrolling Interest	69,674	23,891
Total Equity	14,532,565	5,421,052
Total Liabilities and Equity	$24,354,297	$21,830,064

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2022 and 2021

	2022	2021

Revenue, net	$97,312,449	$68,821,217
Cost of sales	81,314,406	57,500,303
Selling, general and administrative expenses	15,619,409	11,808,950
	96,933,815	69,309,253
Income (loss) from operations	378,634	(488,036)
Other income (expense):
Gain on PPP Loan and interest forgiveness	6,735,246	-
Interest expense, net	(102,327)	(193,401)
Unrealized loss from marketable securities, net	(10,160)	(4,648)
	6,622,759	(198,049)
Income (loss) before income taxes	7,001,393	(686,085)
Benefit from income taxes	(1,000)	(109,000)
Consolidated net income (loss)	7,002,393	(577,085)
Less: Net income attributable to noncontrolling interest	73,173	23,889
Net income (loss) attributable to TSR, Inc.	$6,929,220	$(600,974)
Basic net income (loss) per TSR, Inc. common share	$3.42	$(0.31)
Basic weighted average number of common shares outstanding	2,024,325	1,962,062

Diluted net income (loss) per TSR, Inc. common share	$3.30	$(0.31)
Diluted weighted average number of common shares outstanding	2,097,898	1,962,062

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2022 and 2021

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at June 1, 2020	3,114,163	$31,142	$5,102,868	$14,141,796	$(13,514,003)	$5,761,803	$28,380	$5,790,183

Net income attributable to noncontrolling interest	-	-	-	-	-	-	23,889	23,889

Distribution to noncontrolling interest	-	-	-	-	-	-	(28,378)	(28,378)

Non-cash stock compensation	-	-	236,332	-	-	236,332	-	236,332
Net loss attributable to TSR, Inc.	-	-	-	(600,974)	-	(600,974)	-	(600,974)
Balance at May 31, 2021	3,114,163	31,142	5,339,200	13,540,822	(13,514,003)	5,397,161	23,891	5,421,052

Net income attributable to noncontrolling interest	-	-	-	-	-	-	73,173	73,173

Distribution to noncontrolling interest	-	-	-	-	-	-	(27,390)	(27,390)

Net proceeds of sales of stock through ATM	142,500	1,425	1,782,373	-	-	1,783,798	-	1,783,798

Non-cash stock compensation	-	-	564,952	-	-	564,952	-	564,952

Vested stock awards and taxes paid	41,886	419	(212,659)	-	-	(212,240)	-	(212,240)

Net income attributable to TSR, Inc.	-	-	-	6,929,220	-	6,929,220	-	6,929,220
Balance at May 31, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Consolidated net income (loss)	$7,002,393	$(577,085)
Adjustments to reconcile consolidated net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	235,131	158,154
Unrealized loss from marketable securities, net	10,160	4,648
Non-cash right-of-use asset impairment charge	-	136,599
Non-cash lease recovery	(66,179)	(19,098)
Non-cash stock-based compensation expense	564,952	236,332
Forgiveness of principal and accrued interest on SBA PPP Loan	(6,735,246)	-
Deferred income taxes	(31,000)	(157,000)

Changes in operating assets and liabilities:
Accounts receivable-trade	(3,766,820)	(1,824,447)
Other receivables	(7,245)	(27,420)
Prepaid expenses	36,918	(45,583)
Prepaid and recoverable income taxes	(23,124)	590,222
Other assets	(15,607)	1,990
Accounts and other payables and accrued expenses and other current liabilities	717,394	2,797,809
Legal settlement payable	(269,543)	39,287
Advances from customers	40,492	(10,734)
Net cash (used in) provided by in operating activities	(2,307,324)	1,303,674
Cash flows from investing activities:
Purchase of Geneva Consulting Group, Inc., net of cash acquired of $241,946	-	(3,100,114)
Purchases of equipment and leasehold improvements	(86,687)	(125,951)
Net cash used in investing activities	(86,687)	(3,226,065)
Cash flows from financing activities:
Net repayments on Credit Facility	(30,645)	(408,607)
Net proceeds from ATM stock sales	1,783,798	-
Tax withholding from vested stock awards	(212,240)	-
Distributions to noncontrolling interest	(27,390)	(28,378)
Net cash provided by (used in) financing activities	1,513,523	(436,985)
Net decrease in cash and cash equivalents	(880,488)	(2,359,376)

Cash and cash equivalents at beginning of year	7,370,646	9,730,022
Cash and cash equivalents at end of year	$6,490,158	$7,370,646
Supplemental disclosures of cash flow data:
Income taxes paid	$54,000	$45,000
Non-cash investing and financing activities:
Right-of-use asset and operating lease liability	$-	$846,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2022 and 2021

(1)	Summary of Business and Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company,” “TSR,” “we,” “us” and “our”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. In addition, beginning in fiscal 2017, the Company has provided and continues to provide administrative (non-IT) workers on a contract basis to some of its existing customers, including new customers acquired following the Geneva acquisition. In fiscal 2022, four customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 67.7%. The largest of these constituted 21.5% of consolidated revenue. In fiscal 2021, three customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 54.3%. The largest of these constituted 22.4% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $8,668,000 for four customers at May 31, 2022 and $4,585,000 for three customers at May 31, 2021. The Company operates in one business segment, contract staffing services.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2022 and 2021:

	2022	2021
Cash in banks	$6,436,012	$7,317,517
Money market funds	54,146	53,129

	$6,490,158	$7,370,646

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2022 and 2021 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2022	Level 1	Level 2	Level 3	Total
Equity Securities	$35,536	$-	$-	$35,536

May 31, 2021	Level 1	Level 2	Level 3	Total
Equity Securities	$45,696	$-	$-	$45,696

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at May 31, 2022 and 2021 are summarized as follows:

May 31, 2022	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$18,670	$-	$35,536
May 31, 2021
Equity Securities	$16,866	$28,830	$-	$45,696

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

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

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders of TSR by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the fiscal year ended May 31, 2021, the Company granted time and performance vesting stock awards under its 2020 Equity Incentive Plan (see Note 14 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these stock awards of 73,573 in the fiscal year ended May 31, 2022 have been included for diluted shares outstanding for the fiscal year ended May 31, 2022. The common stock equivalents associated with these stock awards of 78,901 in the fiscal year ended May 31, 2021 have not been included for diluted shares outstanding for the fiscal year May 31, 2021 since the effect would be anti-dilutive due to the net loss incurred for the period.

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

May 31, 2022 and 2021

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

(m)	Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount of a unit is greater than its fair value. The annual test of goodwill was performed as of September 1, 2021 and no impairment was found. There was no change in goodwill in fiscal 2022.

(n)	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. As a percentage of revenue, the four largest customers consisted of 64.3% of the net accounts receivable balance at May 31, 2022.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

(2)	Income Taxes

A reconciliation of the benefit for income taxes computed at the federal statutory rates of 21.0% for fiscal 2022 and fiscal 2021 to the reported amounts is as follows:

	2022		2021
	Amount	%	Amount	%
Amounts at statutory federal tax rate	$1,470,000	21.0%	$(144,000)	(21.0)%
PPP Loan Forgiveness	(1,414,000)	(20.2)	-	(0.7)
Noncontrolling interest	(15,000)	(0.2)	(5,000)	(0.7)
State and local taxes, net of federal income tax effect	12,000	0.2	(23,000)	(3.4)
Federal benefit of state NOL	-	-	50,000	7.3
Non-deductible expenses and other	(54,000)	(0.8)	13,000	1.9
	$(1,000)	(0.0)%	$(109,000)	(15.9)%

The components of the benefit for income taxes are as follows:

	Federal	State	Total
2022: Current	$-	$30,000	$30,000
Deferred	(19,000)	(12,000)	(31,000)
	$(19,000)	$18,000	$(1,000)

2021: Current	$-	$48,000	$48,000
Deferred	(96,000)	(61,000)	(157,000)
	$(96,000)	$(13,000)	$(109,000)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2022 and 2021 are as follows:

	2022	2021
Allowance for doubtful accounts receivable	$55,000	$52,000
Accrued compensation and other accrued expenses	43,000	26,000
Net operating loss carryforwards	508,000	421,000
Equipment and leasehold improvement depreciation and amortization	(40,000)	(32,000)
Unrealized gain	(5,000)	(8,000)
Legal settlement with investor	180,000	275,000
Non-cash stock compensation	111,000	70,000
Non-cash lease expense	17,000	36,000
Accumulated amortization	90,000	95,000
Other items, net	13,000	6,000
Total deferred income tax assets	$972,000	$941,000

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

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

On March 27, 2020, the CARES Act was signed into law in response to the COVID-19 pandemic. The CARES Act provides numerous tax provisions and stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has evaluated the provisions of the CARES Act relating to income taxes which resulted in the ability to carryback net operating losses and file for a federal tax refund of approximately $586,000, which was recorded in the May 31, 2020 consolidated balance sheet. The amount was subsequently collected in April 2021.

The Company’s federal and state income tax returns prior to fiscal year 2019 are closed.

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

For the fiscal years ended May 31, 2022 and 2021, the Company’s operating lease expense for these leases was $326,000 and $385,000, respectively.

Future minimum lease payments under non-cancelable operating leases as of May 31, 2022 were as follows:

Twelve Months Ended May 31,
2023	$256,604
2024	179,035
2025	123,840
2026	126,936
2027	130,109
Thereafter	-

Total undiscounted operating lease payments	816,524
Less imputed interest	109,156

Present value of operating lease payments	$707,368

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

The following table sets forth the right-of-use assets and operating lease liabilities as of May 31, 2022:

Assets
Right-of-use assets	$652,020

Liabilities
Current operating lease liabilities	$214,941
Long-term operating lease liabilities	492,427

Total operating lease liabilities	$707,368

The weighted average remaining lease term for the Company’s operating leases is 3.3 years.

(4)	Credit Facility

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of May 31, 2022 was 4.00%, indicating an interest rate of 5.75% on the Credit Facility. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all applicable covenants at May 31, 2022.

As of May 31, 2022, the net borrowings outstanding against the Credit Facility were $62,000. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

(5)	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due on June 30, 2021 was paid when due. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s Lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The two cash payments of $300,000 each were made by June 30,2022 in full satisfaction of the settlement.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

(6)	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in the report, including Notes 5, 7, 12 and 15 to the Consolidated Financial Statements.

(7)	Termination of Former CEO

The Company terminated Christopher Hughes, the former Chief Executive Officer of the Company (“Hughes”), effective February 29, 2020. Hughes filed a complaint against the Company in the Supreme Court of the State of New York in March 2020 alleging two causes of action: (1) breach of his employment contract; and (2) breach of the duty of good faith and fair dealing. Hughes alleged that he was terminated without cause or in the alternative that he resigned for good reason and therefore, pursuant to the Amended and Restated Employment Agreement, dated August 9, 2018, between the Company and Hughes, Hughes sought severance pay in the amount of $1,000,000 and reasonable costs and attorney’s fees. The Company denied Hughes’ allegations and filed various counterclaims against Hughes.

In October 2021, the Company and Hughes agreed through mediation to settle this matter. In order to avoid lengthy and costly litigation and discovery expenses, the Company has paid Hughes $705,000 to settle all claims. After adjusting for insurance reimbursement, the Company accrued a charge of $580,000 to selling, general and administrative expenses in the quarter ended August 31, 2021 and the fiscal year ended May 31, 2022.

(8)	COVID-19

The COVID-19 outbreak in the United States has caused business disruption, including through mandated and voluntary closing of various businesses. While the disruption is currently expected to be temporary, there is considerable uncertainty around the impact of the pandemic on our business. Therefore, the Company expects this matter to continue to negatively impact its operating results in future periods. However, the full financial impact and duration cannot be reasonably estimated at this time.

(9)	Payroll Protection Program Loan

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

In March 2021, the Company submitted a PPP Loan Forgiveness application to the SBA through the PPP Lender. On July 7, 2021, the Company received notification from the PPP Lender that the SBA approved the Company’s application for forgiveness of the entire principal amount of the PPP Loan plus accrued interest. The PPP Lender will apply the forgiveness amount to satisfy the PPP Loan. The Company has no further obligations with respect to the PPP Loan. The Company recognized “Other Income” of $6,735,246 in the quarter ended August 31, 2021 and fiscal year ended May 31, 2022 related to the forgiveness of the loan principal and accrued interest.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

(10)	Geneva Consulting Group Acquisition

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

The purchase price for the shares of Geneva was comprised of the following: (i) $1,452,000 in cash paid to Sellers at the closing of the acquisition, (ii) an amount of $748,000, which was equal to the amount of Geneva’s loan under the PPP that was not assumed by the Company and was substantially forgiven by the SBA, (iii) an amount up to $300,000 originally payable as an earnout payment in part in February 2021 and in part in August 2021 (the “Earnout Payments”), (iv) bonus payments payable in $10,000 increments, (v) $747,000 for the net working capital of Geneva as of closing and (vi) other purchase price adjustments of $36,000. Any Earnout Payments and bonus payments were to be determined based upon the achievement of certain criteria relating to the number the Company’s contractors working full-time at the Company’s client locations on such dates.

The initial Earnout Payments and bonus payment liability was valued at its fair value using an option pricing based approach with a risk-neutral framework using Black Scholes due to the option-like nature of the earnout payment structure (Level 3 of the fair value hierarchy). The Earnout Payments were revalued quarterly prior to the resolution discussed below, using a present value approach and any resulting increase or decrease was recorded into selling, general and administrative expenses. Any changes in the amount of the actual results and forecasted scenarios could impact the fair value. Significant judgment was employed in determining the appropriateness of the assumptions used in calculating the fair value of the Earnout Payments as of the acquisition date and subsequent period-ends.

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

The Company incurred approximately $498,000 in legal fees, business broker fees, valuation services, accounting fees and other expenses to complete the Geneva acquisition. Included in this amount is additional bonus payments to the Sellers of $210,000 related to the March 17, 2021 agreement discussed above. All acquisition related costs have been expensed as incurred and included in selling, general and administrative expenses for the fiscal year ended May 31, 2021.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

The following table summarizes the components of the purchase price at fair values at September 1, 2020:

Cash consideration paid	$2,983,264
Estimated earnout and other liabilities	358,796
Total purchase price	$3,342,060

The following table summarizes the allocation of purchase price at estimated fair values at September 1, 2020:

Cash	$241,946
Accounts receivable	778,930
Prepaid expenses	5,249
Intangible assets (see Note 11)	1,800,000
Goodwill	785,883
Accrued expenses	(269,948)
Net assets	$3,342,060

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

Unaudited pro forma financial information assuming the acquisition of Geneva as of June 1, 2020 is presented in the following table (in thousands):

Fiscal Year Ended
May 31,
2021
Revenue	$70,258
Net loss	$(756)
Earnings loss per share	$(0.39)

(11)	Intangible Assets

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

Intangible assets are as follows:

	May 31,		May 31,
	2021	Amortization	2022
Database (estimated life 5 years)	$195,500	$46,000	$149,500
Non-compete agreement (estimated life 2 years)	6,250	5,000	1,250
Trademark (estimated life 3 years)	45,000	20,000	25,000
Customer relationships (estimated life 15 years)	1,425,000	100,000	1,325,000
Total	$1,671,750	$171,000	$1,500,750

No instances of triggering events or impairment indicators were identified at May 31, 2022 or 2021.

(12)	Related Party Transactions

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

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, purchased 27,586 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. The foregoing transaction is currently the subject of litigation due to a complaint filed by Fintech Consulting LLC on December 1, 2021. For more information about the foregoing complaint and litigation, please see Note 15 to the Consolidated Financial Statements and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021.

The Company has provided placement services for an entity in which a Board of Director of the Company is the CEO. Revenues for such services in fiscal 2022 were approximately $59,000. There were no amounts outstanding as accounts receivable from this entity as of May 31.2022.

(13)	Common Stock

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

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2022 and 2021

During the fiscal year ended May 31, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,783,798 after deducting $181,825 in commissions and other transactions costs.

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

(14)	Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one, two and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. The market condition for the shares that vest on the two-year anniversary was met in October 2021. During the fiscal years ended May 31, 2022 and 2021, $565,000 and $236,000, respectively, has been record as stock-based compensation expense and included in selling, general and administrative expenses. As of May 31, 2022, there is approximately $287,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; 56,666 awards vested to date, of which 14,780 were forfeited to pay taxes applicable to the stock awards.

(15)	Pending Legal Issue

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purports to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR's common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff seeks (i) judgment declaring the transactions represented by the SPA null and avoid and returning the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of suit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. See Note 12 to the Consolidated Financial Statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

The Company believes the action described above to be without merit and intends to vigorously defend its interests. However, the Company may incur significant additional legal expenses as it pursues a vigorous defense against this action.

While the Company believes the action to be without merit, no assurances can be given as to: (i) the outcome of this or other legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company's financial condition, results of operations or near-term liquidity.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2022.

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

Item 9B. Other Information

As previously disclosed, on April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain mutual releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,00 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s common stock. The foregoing descriptions do not purport to be complete and are qualified in their entirety by the full text of the agreement, which was attached to the Annual Report for the fiscal year ended May 31, 2020 as Exhibit 10.6 and incorporated herein by reference. The two cash payments of $300,000 each were made by June 30,2022 in full satisfaction of the settlement.

TSR, INC. AND SUBSIDIARIES

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2022 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. The consolidated financial statements as indicated in the index set forth on page 20.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2. Exhibits as listed in Exhibit Index on page 40.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Dated: August 15, 2022

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

/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer

/s/ Bradley M. Tirpak
Bradley M. Tirpak, Chairman of the Board of Directors

/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

/s/ Robert Fitzgerald
Robert Fitzgerald, Director

Dated:	August 15, 2022

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2022

Exhibit Number	Exhibit

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended May 31,2021 filed by the Company on August 23, 2021.

3.2	Certificate of Elimination of Class A Preferred Stock, Series One of TSR, Inc., as filed with the Secretary of State of the State of Delaware on April 1, 2021, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on April 1, 2021.

3.3	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended May 31, 2020 filed by the Company on August 17, 2020.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended May 31,2021 filed by the Company om August 23.2021,

10.1	Amended and Restated Employment Agreement dated as of November 2, 2020 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

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

10.8

Confidential Settlement Agreement and General Release, dated October 1, 2021 by and between Christopher Hughes and TSR, Inc., incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 filed with the SEC on January 10, 2022 as Exhibit 10.1.

10.9

Sales Agreement, dated October 8, 2021 by and between TSR, Inc. and A.G.P,/ Alliance Global Partners, incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 8, 2021 as Exhibit 1.1.

21	List of Subsidiaries.

23.1	Consent of CohnReznick LLP, Independent Registered Accounting Firm

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX (continued)

FORM 10-K, MAY 31, 2022

Exhibit Number	Exhibit

31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

101	XBRL (extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended May 31, 2022 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.