Form 10-K/A
period 2022-05-31
TSR INC
filed 2022-09-16
CIK 98338

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

400 Oser Avenue, Suite 150 , Hauppauge, NY 11788

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

The number of shares of the Registrant’s common stock (“Common Stock”) outstanding as of September 14, 2022 was 2,146,448.

EXPLANATORY NOTE

TSR, Inc. (“TSR” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended May 31, 2022, which was filed with the SEC on August 15, 2022 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on May 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and positions and offices held with the Company of each director and executive officer of the Company. Directors are classified as either Class I, Class II or Class III directors, with each class serving for a term of three (3) years. The term of Class III directors is set to expire at the 2022 annual meeting of stockholders of the Company. The term of Class II directors is set to expire at the 2023 annual meeting of stockholders, and the term of Class I directors is set to expire at the 2024 annual meeting of stockholders. There is currently no Class III director on the Board of Directors of the Company (the “Board”). Executive officers serve until such time as their successor is duly elected and qualified.

Name	Age	Position	Year First Officer or Director
Bradley M. Tirpak(1)(2)(3)(4)	52	Chairman of the Board and Class I Director	2019
Thomas Salerno	54	Chief Executive Officer, President and Treasurer	2020
John G. Sharkey	63	Senior Vice President, Chief Financial Officer and Secretary	1990
H. Timothy Eriksen(1)(2)(3)(4)(5)(7)	53	Class I Director	2019
Robert Fitzgerald(1)(2)(3)(4)(6)	58	Class II Director	2019

(1)	Member of the Compensation Committee of the Board.

(2)	Member of the Audit Committee of the Board.

(3)	Member of the Nominating Committee of the Board.

(4)	Member of the Special Committee of the Board.

(5)	Mr. Eriksen is the Chairman of the Audit Committee of the Board and the Chairman of the Nominating Committee of the Board.

(6)	Mr. Fitzgerald is the Chairman of the Compensation Committee of the Board and the Chairman of the Special Committee of the Board.

(7)	Lead independent director.

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

Biographical Information

Mr. Bradly M. Tirpak was elected as a Class I director of the Company at the 2018 annual meeting of stockholders on October 22, 2019.  He was appointed as the Chairman of the Board on December 30, 2019.  Mr. Tirpak is a professional investor with more than 25 years of investing experience. Since November of 2021, Mr. Tirpak has served as the CEO of Liberated Syndication Inc., a leading provider of podcast hosting and advertising services. Since September of 2016, he has served as a portfolio manager and Managing Director of Palm Active Partners, LLC, a private investment company. He also previously served as a portfolio manager at Credit Suisse First Boston, Caxton Associates, Sigma Capital Management, Chilton Investment Company and Locke Partners. Mr. Tirpak served as a director of Full House Resorts, Inc., a publicly trading gaming and lodging company, from December of 2014 through January of 2021, as a director at Applied Minerals, Inc., a publicly traded specialty materials company, from April 2015 to March 2017, as a director at Flowgroup plc, an energy supply and services business in the United Kingdom, from June 2017 to October 2018 and as a director at Birner Dental Management Services, Inc., a publicly traded dental service organization, from December 2017 to January 2019.  Since October of 2019, he has served as a director of Liberated Syndication Inc., and since April of 2020, he has served as a director of Barnwell Industries Inc., a publicly traded company engaged in real estate development and oil and gas exploration. Mr. Tirpak also currently serves as trustee of The Halo Trust, the world’s largest humanitarian mine clearance organization focused on clearing the debris of war which currently operates in over 25 countries including Afghanistan, Ukraine and Iraq. Mr. Tirpak earned a B.S.M.E. from Tufts University and an M.B.A. from Georgetown University.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during the fiscal year ended May 31, 2022.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to the Company for the fiscal years ended May 31, 2022 and 2021. The Named Executive Officers for the fiscal years ended May 31, 2022 and 2021 are (1) Thomas Salerno, our President and Chief Executive Officer; and (2) John G. Sharkey, our Senior Vice President and Chief Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Thomas Salerno,	2022	$350,000	$64,000	$102,000	(3)	$-	$-	$-	$2,000	(4)	$518,000
President and Chief Executive Officer (1)	2021	$350,000	$63,000	$-		$-	$-	$-	$12,000	(4)	$425,000

John G. Sharkey,	2022	$310,000	$41,000	$64,000	(3)	$-	$-	$-	$8,000	(5)	$423,000
Senior Vice President and Chief Financial Officer (2)	2021	$310,000	$40,000	$-		$-	$-	$-	$6,000	(5)	$356,000

(1)	Thomas Salerno was appointed as President and Chief Executive Officer of the Company effective March 23, 2020.

(2)	John G. Sharkey was appointed as Senior Vice President and Chief Financial Officer effective June 1, 2019. Previously, Mr. Sharkey served as Vice President, Finance.

(3)	Represents 13,333 and 8,333 vested shares of the Company’s common stock for Mr. Salerno and Mr. Sharkey, respectively, from Restricted Shares awarded in fiscal 2021. The shares had a grant date fair value of $7.63.

(4)	Amount related to Mr. Salerno’s personal use of an automobile provided by the Company.

(5)	Amounts related to Mr. Sharkey’s personal use of an automobile provided by the Company.

Outstanding Equity Awards at Fiscal Year End

In October of 2020, the Company adopted the TSR, Inc. 2020 Equity Incentive Plan (“the Plan”) which was subsequently approved by the Shareholders at the combined 2019 and 2020 Annual Meeting held on November 19, 2020. The Plan allows for a maximum of 200,000 shares in the form of non-qualified stock options, incentive stock options, restricted awards, stock appreciation rights, cash awards, performance share awards and other equity based awards to employees, consultants, directors and those individuals whom the Board determines are reasonably expected to become employees, consultants or directors following the date of grant. The table below sets forth the outstanding equity awards issued under the Plan as of May 31, 2022 with respect to the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expirat-ion date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Thomas Salerno	-	-	-	-	-	-	-	5,000	(1)(2)	$40,550
	-	-	-	-	-	-	-	5,000	(1)(3)	$40,550
	-	-	-	-	-	-	-	8,333	(4)(2)	$67,581
	-	-	-	-	-	-	-	8,334	(4)(3)	$67,589
John G. Sharkey	-	-	-	-	-	-	-	3,333	(1)(2)	$27,031
	-	-	-	-	-	-	-	3,334	(1)(3)	$27,039
	-	-	-	-	-	-	-	5,000	(4)(2)	$40,550
	-	-	-	-	-	-	-	5,000	(4)(3)	$40,550

(1)	Representing shares of common stock under time vesting stock awards, issued on January 28, 2021, which fully vest on the applicable vesting date, so long as the grantee remains an employee of the Company.

(2)	The vesting date for these shares is January 28, 2023.

(3)	The vesting date for these shares is January 28, 2024.

(4)	Representing shares of common stock under performance vesting stock awards, issued on January 28, 2021, which, so long as the grantee remains an employee of the Company, will (i) fully vest upon the satisfaction of the “performance condition” defined in the grant agreements, which relates to the market price of the Company’s common stock over a stated period of time, and (ii) expire on January 28, 2023 and 2024, respectively, if the performance condition is not satisfied. The “performance condition” entails the common stock share price trading above the applicable share target for 30 consecutive trading days between the issue date and the expiration date. If the applicable share target (a) is reached for 30 consecutive days before the vesting date and (b) the stock is above the applicable share target on the vesting date, the award shares shall vest on the vesting date. If the applicable share target is reached after the vesting and before the expiration date, the shares vest upon the stock trading for 30 consecutive days above the applicable share target.

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

Director Compensation

The following table sets forth information concerning the compensation of the non-officer directors of the Company who served as directors during the fiscal year ended May 31, 2022. Directors of the Company who also serve as executive officers of the Company are not paid any compensation for their service as directors. There are currently no executive officers also serving as directors.

Name	Fees Earned Or Paid In Cash	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bradley M. Tirpak (1)	$20,000	$76,000	(3)	$-	$-	$-	$-	$96,000

H. Timothy Eriksen (1)	$20,000	$76,000	(3)	$-	$-	$-	$-	$96,000

Robert Fitzgerald (2)	$20,000	$76,000	(3)	$-	$-	$-	$-	$96,000

(1)	Elected to serve as a director of the Company at the annual meeting of stockholders on October 22, 2019.

(2)	Appointed to serve as a director of the Company by the Board on December 30, 2019.

(3)	Represents 10,000 vested shares of the Company’s common stock each for Mr. Tirpak, Mr. Eriksen and Mr. Fitzgerald, from Restricted Shares awarded in fiscal 2021. The shares had a grant date fair value of $7.63.

For their service, members of the Board who are not officers of the Company received a pro-rated amount of an annual retainer of $10,000, payable quarterly, based on period of time they respectively served during fiscal 2022.

Bradley M. Tirpak received an additional annual retainer of $10,000 for his service as Chairman of the Board during fiscal 2022.

H. Timothy Eriksen received an additional annual retainer of $10,000 for his service as Chairman of the Audit Committee during fiscal 2022. Mr. Eriksen did not receive any additional retainer for his service as Chairman of the Nominating Committee of the Board or lead independent director during fiscal 2022.

Robert Fitzgerald received an additional annual retainer of $10,000 for his service as Chairman of the Compensation Committee during fiscal 2022. Mr. Fitzgerald did not receive any additional retainer for his service as Chairman of the Special Committee of the Board during fiscal 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information with respect to the Plan as of May 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	22,500

Equity compensation plans not approved by security holders	-	-	-
Total	-	-	22,500

(1)	The securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

Principal Stockholders and Security Ownership of Management

The outstanding voting stock of the Company as of September 14, 2022 consisted of 2,146,448 shares of Common Stock. The table below sets forth the beneficial ownership of the Common Stock of the Company’s directors, executive officers and persons known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock as of September 14, 2022:

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Officers and 5% Stockholders	No. of Shares (1)		Percent of Class
Bradley M. Tirpak (2)(3)	53,446	(4)	2.5%
H. Timothy Eriksen (2)(3)	6,800	(5)	0.3%
Thomas Salerno (2)(6)	8,980	(6)	0.4%
John G. Sharkey (2)(7)	12,362	(7)	0.6%
Robert Fitzgerald (2)(3)(8)	540,499	(9)	25.2%
Philip J. LaBlonde (10)	135,000		6.3%
QAR Industries, Inc. (8)	498,884		23.2%
Zeff Capital, L.P. (11)	437,774		20.4%
Zeff Holding Company, LLC (11)	437,774	(12)	20.4%
Daniel Zeff (11)	437,774	(12)	20.4%
All Directors and Executive Officers as a Group (5 persons)	622,087		28.9%

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s Common Stock if such person has voting or investment power with respect to such shares. This includes shares of Common Stock (a) subject to options exercisable within sixty (60) days, and (b) (1) owned by a person’s spouse, (2) owned by other immediate family members who share a household with such person, or (3) held in trust or held in retirement accounts or funds for the benefit of the such person, over which shares the person named in the table may possess voting and/or investment power. Unless otherwise stated herein, each beneficial owner has sole voting power and sole investment power.

(2)	This executive officer and/or director maintains a mailing address at 400 Oser Avenue, Suite 150, Hauppauge, New York 11788.

(3)	Such person currently serves as a director of the Company.

(4)	Based on the Form 4 filed by Bradley M. Tirpak with the SEC on May 28, 2021. The amount does not include 20,000 unvested restricted stock awards.

(5)	The amount does not include 20,000 unvested restricted stock awards.

(6)	Mr. Thomas Salerno served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit, since 2011. He was appointed as President and Chief Executive Officer of the Company effective March 23, 2020. The amount does not include 26,667 unvested restricted stock awards.

(7)	John G. Sharkey served as the Vice President, Finance, Controller and Secretary of the Company until June 1, 2019. Effective June 1, 2019, Mr. Sharkey was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company. The amount does not include 16,667 unvested restricted stock awards.

(8)	Based on the Form 4 filed by Robert Fitzgerald with the SEC on February 1, 2022. Robert Fitzgerald is the President of QAR Industries, Inc. and the reporting persons maintain a mailing address at 101 SE 25th Avenue, Mineral Wells, Texas 76067. The amount does not include 20,000 unvested restricted stock awards.

(9)	Represents the same shares owned by QAR Industries, Inc.

(10)	Based on a Schedule 13D filed by Philip J. LaBlonde with the SEC on August 12, 2016. Based on the Schedule 13D, Philip J. LaBlonde maintains a mailing address at 15120 Honors Circle, Carmel, Indiana 46033.

(11)	Based on an Amendment to Schedule 13D filed by Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff with the SEC on August 17, 2020. Based on the Amendment to Schedule 13D, Zeff Capital, L.P. is the owner of the 437,774 shares reported on the Amendment; Zeff Holding Company, LLC is the general partner of Zeff Capital, L.P.; Daniel Zeff is the sole manager of Zeff Holding Company, LLC; and all of the reporting persons maintain a mailing address at 885 Sixth Avenue, New York, New York 10001.

(12)	Represents the same shares owned by Zeff Capital, L.P.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Audit Committee is responsible for reviewing and approving all transactions between the Company and any related party pursuant to the Audit Committee’s charter. Except as described below, the Company was not a participant in any transaction since the beginning of the 2022 fiscal year in which any related person had a direct or indirect material interest and in which the amount involved exceeded the lesser of $120,000 or 1% of the average of the Company’s total assets at the end of each of the Company’s two prior fiscal years, and no such transactions are currently proposed.

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

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey, related to the foregoing transaction. The named Defendants in the complaint are the Company, QAR Industries, Inc., Robert E. Fitzgerald, a director and a shareholder of QAR Industries, Inc., and Bradley Tirpak. The complaint purports to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR Industries, Inc. and Mr. Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff seeks (i) judgment declaring the transactions represented by the SPA null and avoid and returning the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of suit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. See the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information. The Company believes the action described above to be without merit and intends to vigorously defend its interests. However, the Company may incur significant additional legal expenses as it pursues a vigorous defense against this action

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement. In exchange for certain mutual releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due on June 30, 2021 was paid by the due date. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The two cash payments of $300,000 each were made by June 30, 2022 in full satisfaction of the settlement.

Board of Directors and Director Independence

The Board of Directors for the 2022 fiscal year consisted of Bradley M. Tirpak (Chairman), H. Timothy Eriksen and Robert Fitzgerald.

Bradley M. Tirpak, H. Timothy Eriksen and Robert Fitzgerald qualify as “independent directors” under the NASDAQ rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by CohnReznick LLP for professional services related to the audit of the Company’s annual consolidated financial statements and the review of the interim consolidated condensed financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended May 31, 2022 and 2021 were $86,000 and $102,000, respectively.

Audit-Related Fees

In the fiscal year ended May 31, 2022, fees billed by CohnReznick LLP for audit-related services were $25,000 related to giving consent to re-issue their audit report in connection with a Form S-3 Registration Statement. In the fiscal year ended May 31, 2021, fees billed by CohnReznick LLP for audit-related services were $24,000 related to the acquisition of Geneva Consulting Group, Inc.

Tax Fees

There were no fees billed by CohnReznick LLP for tax services during the fiscal years ended May 31, 2022 or 2021.

All Other Fees

There were no fees billed by CohnReznick LLP related to any other non-audit services for the fiscal years ended May 31, 2022 or 2021.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements filed as part of this report are indexed in the table of contents of the Original Filing and incorporated by reference to the Original Filing. Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report on Form 10-K/A.

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K/A, SEPTEMBER 16, 2022

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 filed by the Company on August 23, 2021.

3.2	Certificate of Elimination of Class A Preferred Stock, Series One, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K by the Company filed on April 1, 2021.

3.3	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended May 31, 2020 filed by the Company on August 17, 2020.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended May 31, 2021 filed by the Company on August 23, 2021.

10.1	Amended and Restated Employment Agreement dated as of November 2, 2020 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.2	Employment Agreement dated as of November 2, 2020 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.3	Loan and Security Agreement dated as of November 27, 2019 among Access Capital, Inc., TSR, Inc., TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix S.A.R.L., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 2, 2019.

10.4	Term Sheet, dated as of April 1, 2020, by and between Zeff Capital, L.P. and the Company, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2020.

10.5	Agreement dated August 13, 2020 by and among the Company, Zeff Capital L.P., Zeff Holding Company, LLC and Daniel Zeff., incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended May 31, 2020 filed by the Company on August 17, 2020.

10.6	Form of Restricted Stock Grant Notice and Restricted Stock Purchase Agreement, incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 1, 2021 as Exhibit 10.1.

10.7	TSR, Inc. 2020 Equity Incentive Plan, incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed with the SEC on December 18, 2020 as Exhibit 4.6.

10.8	Confidential Settlement Agreement and General Release, dated October 1, 2021 by and between Christopher Hughes and TSR, Inc., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 filed with the SEC on January 10, 2022 as Exhibit 10.1.

10.9	Sales Agreement dated October 8, 2021 by and between TSR, Inc. and A.G.P./Alliance Global Partners, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on October 8, 2021 as Exhibit 1.1.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended May 31, 2022 filed with the SEC on August 15, 2022.

23.1	Consent of CohnReznick LLP, Independent Registered Accounting Firm, incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the year ended May 31, 2022 filed with the SEC on August 15, 2022.

31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSR, INC.

Date: September 16, 2022	By:	/s/ Thomas Salerno
Thomas Salerno
President, Chief Executive Officer, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 16, 2022	By:	/s/ Thomas Salerno
Thomas Salerno
Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: September 16, 2022	By:	/s/ John G. Sharkey
John G. Sharkey
Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer

Date: September 16, 2022	By:	/s/ Bradley M. Tirpak
Bradley M. Tirpak, Chairman of the Board of Directors

Date: September 16, 2022	By:	/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

Date: September 16, 2022	By:	/s/ Robert Fitzgerald
Robert Fitzgerald, Director