Form 10-Q
period 2022-08-31
TSR INC
filed 2022-10-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2022

☐ Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 001-38838

TSR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2635899
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

400 Oser Avenue, Suite 150, Hauppauge, NY 11788
(Address of principal executive offices)

631 - 231-0333
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

As of October 7, 2022, there were 2,142,060 shares of common stock, par value $0.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Page i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2022	May 31, 2022
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,749,286	$6,490,158
Marketable securities	25,536	35,536
Accounts receivable, net of allowance for doubtful accounts of $181,000	12,681,576	13,427,562
Other receivables	61,793	39,753
Prepaid expenses	209,261	216,776
Prepaid and recoverable income taxes	5,070	31,795
Total Current Assets	20,732,522	20,241,580
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $214,604 and $195,094	121,067	138,794
Other assets	63,270	63,270
Right-of-use assets	590,249	652,020
Intangible assets, net	1,458,000	1,500,750
Goodwill	785,883	785,883
Deferred income taxes	787,000	972,000

Total Assets	$24,537,991	$24,354,297
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,285,228	$1,425,021
Accrued expenses and other current liabilities	6,259,160	5,818,903
Advances from customers	1,259,129	1,210,992
Credit facility	-	61,882
Operating lease liabilities - current	179,332	214,941
Legal settlement payable - current	-	597,566
Total Current Liabilities	8,982,849	9,329,305
Operating lease liabilities, net of current portion	445,618	492,427
Total Liabilities	9,428,467	9,821,732

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,298,549 shares, 2,146,448 outstanding	32,986	32,986
Additional paid-in capital	7,543,082	7,473,866
Retained earnings	20,964,788	20,470,042
	28,540,856	27,976,894

Less: Treasury stock, 1,152,101 shares, at cost	13,514,003	13,514,003
Total TSR, Inc. Equity	15,026,853	14,462,891

Noncontrolling interest	82,671	69,674
Total Equity	15,109,524	14,532,565

Total Liabilities and Equity	$24,537,991	$24,354,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2022 and August 31, 2021

(UNAUDITED)

	Three Months Ended August 31,
	2022	2021
Revenue, net	$26,199,428	$22,866,017

Cost of sales	21,766,912	19,055,629
Selling, general and administrative expenses	3,677,605	4,165,305
	25,444,517	23,220,934
Income (loss) from operations	754,911	(354,917)

Other income (expense):
Interest expense, net	(19,168)	(33,846)
Gain on PPP Loan and interest forgiveness	-	6,735,246
Unrealized loss on marketable securities, net	(10,000)	(2,448)
Income before income taxes	725,743	6,344,035
Provision for (benefit from) income taxes	218,000	(115,000)
Consolidated net income	507,743	6,459,035
Less: Net income attributable to noncontrolling interest	12,997	57,492
Net income attributable to TSR, Inc.	$494,746	$6,401,543
Basic net income per TSR, Inc. common share	$0.23	$3.26
Diluted net income per TSR, Inc. common share	$0.22	$3.18
Basic weighted average number of common shares outstanding	2,146,448	1,962,062
Diluted weighted average number of common shares outstanding	2,236,674	2,014,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended August 31, 2022 and August 31, 2021

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052

Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,492	57,492

Distribution to noncontrolling interest	-	-	-	-	-	-	(1,750)	(1,750)
Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	6,401,543	-	6,401,543	-	6,401,543
Balance at August 31, 2021	3,114,163	$31,142	$5,516,449	$19,942,365	$(13,514,003)	$11,975,953	$79,633	$12,055,586

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565

Net income attributable to noncontrolling interest	-	-	-	-	-	-	12,997	12,997

Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216

Net income attributable to TSR, Inc.	-	-	-	494,746	-	494,746	-	494,746
Balance at August 31, 2022	3,298,549	$32,986	$7,543,082	$20,964,788	$(13,514,003)	$15,026,853	$82,671	$15,109,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2022 and August 31, 2021

(UNAUDITED)

	Three Months Ended August 31,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$507,743	$6,459,035
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	62,260	55,306
Unrealized loss on marketable securities, net	10,000	2,448
Deferred income taxes	185,000	(83,000)
Non-cash lease recovery	(20,647)	(14,326)
Forgiveness of principal and accrued interest on SBA PPP loan	-	(6,735,246)
Non-cash stock-based compensation expense	69,216	177,249

Changes in operating assets and liabilities:
Accounts receivable	745,986	(549,345)
Other receivables	(22,040)	(2,220)
Prepaid expenses	7,515	15,871
Prepaid and recoverable income taxes	26,725	(37,405)
Other assets	-	(11,096)
Accounts payable, other payables, accrued expenses and other current liabilities	300,464	1,311,872
Advances from customers	48,137	25,084
Legal settlement payable	(597,566)	(291,445)
Net cash provided by operating activities	1,322,793	322,782
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,783)	(27,986)
Net cash used in investing activities	(1,783)	(27,986)
Cash flows from financing activities:
Net repayments on credit facility	(61,882)	(57,750)
Distribution to noncontrolling interest	-	(1,750)
Net cash used in financing activities	(61,882)	(59,500)
Net increase in cash and cash equivalents	1,259,128	235,296
Cash and cash equivalents at beginning of period	6,490,158	7,370,646
Cash and cash equivalents at end of period	$7,749,286	$7,605,942

Supplemental disclosures of cash flow data:
Income taxes paid	$6,000	$5,000
Interest paid	$17,000	$26,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed balance sheet as of May 31, 2022, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2022 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2023. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 16 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 90,226 and 52,637 have been included for dilutive shares outstanding for the three months ended August 31, 2022 and 2021, respectively.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2022 and May 31, 2022:

	August 31, 2022	May 31, 2022

Cash in banks	$7,694,847	$6,436,012
Money market funds	54,439	54,146

	$7,749,286	$6,490,158

4.	Fair Value of Financial Instruments

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

August 31, 2022

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

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2022 and May 31, 2022 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2022	Level 1	Level 2	Level 3	Total
Equity Securities	$25,536	$-	$-	$25,536

May 31, 2022	Level 1	Level 2	Level 3	Total
Equity Securities	$35,536	$-	$-	$35,536

The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at August 31, 2022 and May 31, 2022 are summarized as follows:

August 31, 2022	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$8,670	$-	$25,536

May 31, 2022	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$18,670	$-	$35,536

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

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

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in this report, including in Notes 9, 10, 14 and 17 to the condensed consolidated financial statements and in the section titled “Item 1, Legal Proceedings” in Part II of this report.

7.	Leases

The Company leases the space for its offices in Hauppauge and New Jersey. The lease for the New York City office expired on August 31, 2022 and was not replaced. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating leases are in right-of-use assets and operating lease liabilities are in our condensed consolidated balance sheets.

The Company’s leases for its offices are classified as operating leases.

The lease agreements for Hauppauge and New Jersey expire on December 31, 2023 and May 31, 2027, respectively, and do not include any renewal options. During the fiscal year ended May 31, 2021, the Company extended its lease in Hauppauge, entered into a lease in a new location for its New Jersey office expiring May 31, 2027 and entered into an agreement to sublease the space in New York City expiring August 31, 2022.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months ended August 31, 2022 and 2021 the Company’s operating lease expense for these leases was $84,977 and $72,935, respectively.

As there are no explicit rates provided in our leases, the Company’s incremental borrowing rate was used based on the information at commencement date in determining the present value of the future lease payments. Future minimum lease payments under non-cancellable operating leases as of August 31, 2022 were as follows:

Twelve Months Ending August 31,
2023	$217,439
2024	154,841
2025	124,614
2026	127,729
2027	97,582
Thereafter	-
Total undiscounted operating lease payments	722,205
Less imputed interest	97,255
Present value of operating lease payments	$624,950

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

The following table sets forth the right-of-use assets and operating lease liabilities as of August 31, 2022:

Assets
Right-of-use assets, net	$590,249

Liabilities
Current operating lease liabilities	$179,322
Long-term operating lease liabilities	445,618
Total operating lease liabilities	$624,950

The weighted average remaining lease term for the Company’s operating leases is 2.2 years.

8.	Credit Facility

On November 27, 2019, TSR closed on a revolving credit facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) which provides funding to TSR and its direct and indirect subsidiaries, TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix, S.A.R.L., each of which, together with TSR, is a borrower under the Credit Facility. Each of the borrowers has provided a security interest to the Lender in all of their respective assets to secure amounts borrowed under the Credit Facility.

TSR expects to utilize the Credit Facility for working capital and general corporate purposes. The maximum amount that may be advanced under the Credit Facility at any time shall not exceed $2,000,000.

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of August 31, 2022 was 5.50%, indicating an interest rate of 7.25% on the line of credit. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants at August 31, 2022.

As of August 31, 2022, the net payments exceeded borrowings outstanding against this line of credit facility resulting in a receivable from the Lender of $56,965 which is included in “Other receivables” on the balance sheet. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

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

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties . In exchange for certain releases, the Term Sheet calls for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which can be paid in cash or common stock at the Company’s option. There is no interest due on these payments. The $300,000 payment due June 30, 2021 was paid during the quarter ended August 31, 2021. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender are not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment which is deferred as permitted above will accrue interest at the prime rate plus 3.75%, and Zeff shall thereby have the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The two cash payments of $300,000 each were made by June 30, 2022 in full satisfaction of the settlement.

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

August 31, 2022

(Unaudited)

12.	Paycheck Protection Program Loan

On April 15, 2020, the Company received loan proceeds of $6,659,220 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recent congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association (“PPP Lender”).

In March 2021, the Company submitted a PPP Loan Forgiveness application to the SBA through the PPP Lender. On July 7, 2021, the Company received notification from the PPP Lender that the SBA approved the Company’s application for forgiveness of the entire principal amount of the PPP Loan plus accrued interest. The PPP Lender has applied the forgiveness amount to satisfy the PPP Loan. The Company has no further obligations with respect to the PPP Loan. The Company recognized “Other Income” of $6,735,246 in the quarter ended August 31, 2021 related to the forgiveness of the loan principal and accrued interest. It should be noted that the SBA has a six-year period to review the forgiveness calculation.

13.	Intangible Assets

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

Intangible assets are as follows:

	May 31,		August 31,
	2022	Amortization	2022
Database (estimated life 5 years)	$149,500	$11,500	$138,000
Non-compete agreement (estimated life 2 years)	1,250	1,250	-
Trademark (estimated life 3 years)	25,000	5,000	20,000
Customer relationships (estimated life 15 years)	1,325,000	25,000	1,300,000
Total	$1,500,750	$42,750	$1,458,000

No instances of triggering events or impairment indicators were identified at August 31, 2022.

14.	Related Party Transactions

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, purchased 27,586 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. The foregoing transaction is currently the subject of litigation due to a complaint filed by Fintech Consulting LLC on December 1, 2021. For more information about the foregoing complaint and litigation, please see Note 17 to the condensed consolidated financial statements and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021.

The Company has provided placement services for an entity in which a Board of Director of the Company is the CEO. Revenues for such services in fiscal 2022 were approximately $59,000. There were no amounts outstanding as accounts receivable from this entity as of May 31, 2022 or August 31, 2022. There was no activity with this client in the quarters ending August 31, 2022 or 2021.

15.	Common Stock

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

During the fiscal year ended May 31, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,783,798 after deducting $181,825 in commissions and other transactions costs. There were no shares sold during the quarters ending August 31, 2022 or 2021.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

16.	Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one, two and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. The market condition for the shares that vest on the two-year anniversary was met in October 2021. During the quarters ended August 31, 2022 and 2021, $69,216 and $177,249, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. As of August 31, 2022, there is approximately $217,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; 56,666 awards vested to date, of which 14,780 were forfeited to pay taxes applicable to the stock awards.

17.	Pending Legal Issue

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purports to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff seeks (i) judgment declaring the transactions represented by the SPA null and void and for the return of the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of lawsuit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. See Note 14 to the condensed consolidated financial statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

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

18.	Stock Repurchase Program

On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program commenced two business days after the filing of the related Form 8-K and is authorized for the next twelve months.

The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Board of Directors at its discretion and will depend on a number of factors, including the market price of Company’s stock, general market and economic conditions, and applicable legal and contractual requirements. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by this authorization.

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

Three months ended August 31, 2022 compared with three months ended August 31, 2021:

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2022		August 31, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$26,199	100.0%	$22,866	100.0%
Cost of sales	21,767	83.1%	19,056	83.3%
Gross profit	4,432	16.9%	3,810	16.7%
Selling, general and administrative expenses	3,677	14.0%	4,165	18.2%
Income (loss) from operations	755	2.9%	(355)	(1.5)%
Other income (expense), net	(29)	(0.1)%	6,699	29.3%
Income before income taxes	726	2.8%	6,344	27.8%
Provision for (benefit from) income taxes	218	0.8%	(115)	(0.5)%
Consolidated net income	508	2.0%	6,459	28.3%
Less: Net income attributable to noncontrolling interest	13	0.1%	57	0.2%
Net income attributable to TSR, Inc.	$495	1.9%	$6,402	28.1%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2022 increased approximately $3,333,000 or 14.6% from the quarter ended August 31, 2021, primarily due to new business development, organic growth and expanded activity with Geneva clients. The average number of consultants on billing with customers increased from 659 for the quarter ended August 31, 2021 to 680 for the quarter ended August 31, 2022. There were 403 and 464 IT contractors at August 31, 2021 and 2022, respectively; while there were 256 and 216 clerical and administrative contractors at August 31, 2021 and 2022, respectively.

Cost of Sales

Cost of sales for the quarter ended August 31, 2022 increased approximately $2,711,000 or 14.2% to $21,767,000 from $19,056,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue decreased from 83.3% in the quarter ended August 31, 2021 to 83.1% in the quarter ended August 31, 2022. The percentage increase in cost of sales for the quarter ended August 31, 2022 as compared to the prior year period (14.2% increase) was lower than the percentage increase in revenue for the quarter ended August 31, 2022 as compared to the prior year period (14.6% increase), causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $488,000 or 11.7% from $4,165,000 in the quarter ended August 31, 2021 to $3,677,000 in the quarter ended August 31, 2022. The decrease in these expenses primarily resulted from a charge of $580,000 for the legal settlement with the former Chief Executive Officer in the prior year period. Additionally, the Company incurred non-cash compensation expenses of $69,000 in the quarter ended August 31, 2022 and $177,000 in the quarter ended August 31, 2021 related to the Plan. Selling, general and administrative expenses, as a percentage of revenue decreased from 18.2% in the quarter ended August 31, 2021 to 14.0% in the quarter ended August 31, 2022.

Other Income (Expense)

Other expense for the quarter ended August 31, 2022 resulted primarily from net interest expense of $19,000 and a mark to market loss of approximately $10,000 on the Company’s marketable equity securities. Other income for the quarter ended August 31, 2021 resulted primarily from income of $6,735,000 from the forgiveness of principal and interest on the PPP Loan offset by net interest expense of approximately $34,000 and a mark to market loss of approximately $2,000 on the Company’s marketable equity securities.

Income Tax Provision (Benefit)

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended August 31, 2022 and 2021 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2023 and 2022, respectively. These rates resulted in a provision of 30.0% for the quarter ended August 31, 2022 and a benefit of 1.8% for the quarter ended August 31, 2021. The effective rate for the quarter ended August 31, 2021 is low because of the non-taxable gain on the forgiveness of the PPP Loan principal and interest.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $495,000 in the quarter ended August 31, 2022 compared to $6,402,000 in the quarter ended August 31, 2021. The net income in the prior year quarter was primarily attributable to the forgiveness of principal and interest on the PPP Loan.

Impact of inflation and Changing Prices

For the quarter ended August 31, 2022 and 2021, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

TSR, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the quarter ended August 31, 2022. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with the Lender will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of August 31, 2022, the Company had no net borrowings outstanding against this Credit Facility. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of August 31, 2022 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

At August 31, 2022, the Company had working capital (total current assets in excess of total current liabilities) of approximately $11,750,000, including cash and cash equivalents and marketable securities of $7,775,000 as compared to working capital of $10,912,000, including cash and cash equivalents and marketable securities of $6,526,000 at May 31, 2022.

Net cash flow of approximately $1,323,000 was provided by operations during the quarter ended August 31, 2022 as compared to $323,000 of net cash provided by operations in the prior year period. The cash provided by operations for the quarter ended August 31, 2022 primarily resulted from consolidated net income of $508,000, a decrease in accounts receivable of $746,000 and an increase in accounts payable and accrued expenses of $300,000 offset by a decrease in legal settlement payable of $598,000. The cash provided by operations for the quarter ended August 31, 2021 primarily resulted from consolidated net income of $6,459,000 and an increase in accounts payable and other payables and accrued expenses of $1,312,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000, an increase in accounts receivable of $549,000 and a decrease in legal settlement payable of $291,000.

Net cash used in investing activities of approximately $2,000 for the quarter ended August 31, 2022 primarily resulted from purchases of fixed assets. Net cash used in investing activities of $28,000 for the quarter ended August 31, 2021 primarily resulted from purchases of fixed assets.

Net cash used in financing activities during the quarter ended August 31, 2022 of $62,000 primarily resulted from net repayments under the Company’s Credit Facility. Net cash used in financing activities of approximately $60,000 during the quarter ended August 31, 2021 resulted from net payments on the Company’s Credit Facility of $58,000 and a distribution of the minority interest of $2,000.

The Company’s capital resource commitments at August 31, 2022 consisted of lease obligations on its branch and corporate facilities. The net present value of its future lease payments were approximately $625,000 as of August 31, 2022. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments and are thus considered critical accounting estimates under the Securities Act. There have been no changes in the Company’s significant accounting policies as of August 31, 2022.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

Fintech Consulting LLC v. TSR, Inc., et al., case number 2:21-cv-20181(KSH)(AME) (U.S. Dist. Ct., Dist. of New Jersey)

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purports to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff seeks (i) judgment declaring the transactions represented by the SPA null and void and for the return of the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of lawsuit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. See Note 17 to the condensed consolidated financial statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022, as filed with the Securities and Exchange Commission. We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer
Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer
Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: October 11, 2022	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: October 11, 2022	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer