Form 10-Q
period 2022-11-30
TSR INC
filed 2023-01-10
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2022

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

As of January 6, 2023, there were 2,127,503 shares of common stock, par value $0.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

Page i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2022	May 31, 2022
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,691,787	$6,490,158
Certificates of deposit and marketable securities	524,056	35,536
Accounts receivable, net of allowance for doubtful accounts of $181,000	12,558,873	13,427,562
Other receivables	77,993	39,753
Prepaid expenses	346,375	216,776
Prepaid and recoverable income taxes	-	31,795
Total Current Assets	21,199,084	20,241,580
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $234,113 and $195,094	103,359	138,794
Other assets	48,772	63,270
Right-of-use assets	547,322	652,020
Intangible assets, net	1,416,500	1,500,750
Goodwill	785,883	785,883
Deferred income taxes	535,000	972,000

Total Assets	$24,635,920	$24,354,297

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,440,710	$1,425,021
Accrued expenses and other current liabilities	5,609,839	5,818,903
Advances from customers	1,248,493	1,210,992
Income taxes payable	5,730	-
Credit facility	-	61,882
Operating lease liabilities - current	183,961	214,941
Legal settlement payable - current	-	597,566
Total Current Liabilities	8,488,733	9,329,305

Operating lease liabilities, net of current portion	397,985	492,427
Total Liabilities	8,886,718	9,821,732

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,298,549 shares, 2,131,631 and 2,146,448 outstanding	32,986	32,986
Additional paid-in capital	7,612,298	7,473,866
Retained earnings	21,638,621	20,470,042
	29,283,905	27,976,894

Less: Treasury stock, 1,166,918 and 1,152,101 shares, at cost	13,630,429	13,514,003
Total TSR, Inc. Equity	15,653,476	14,462,891

Noncontrolling interest	95,726	69,674
Total Equity	15,749,202	14,532,565

Total Liabilities and Equity	$24,635,920	$24,354,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended November 30, 2022 and November 30, 2021

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021
Revenue, net	$26,030,816	$23,863,550	$52,230,244	$46,729,567

Cost of sales	21,399,606	19,815,539	43,166,518	38,871,168
Selling, general and administrative expenses	3,625,172	3,633,160	7,302,777	7,798,465
	25,024,778	23,448,699	50,469,295	46,669,633
Income from operations	1,006,038	414,851	1,760,949	59,934

Other income (expense):
Interest expense, net	(16,670)	(28,138)	(35,838)	(61,984)
Gain on PPP Loan and interest forgiveness	-	-	-	6,735,246
Unrealized loss on marketable securities, net	(1,480)	(3,888)	(11,480)	(6,336)
Income before income taxes	987,888	382,825	1,713,631	6,726,860
Provision for income taxes	301,000	128,000	519,000	13,000

Consolidated net income	686,888	254,825	1,194,631	6,713,860
Less: Net income attributable to noncontrolling interest	13,055	11,789	26,052	69,281

Net income attributable to TSR, Inc.	$673,833	$243,036	$1,168,579	$6,644,579

Basic net income per TSR, Inc. common share	$0.31	$0.12	$0.55	$3.39

Diluted net income per TSR, Inc. common share	$0.30	$0.12	$0.52	$3.27

Basic weighted average number of common shares outstanding	2,139,861	1,962,062	2,143,155	1,962,062

Diluted weighted average number of common shares outstanding	2,232,332	2,032,878	2,234,473	2,031,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Six Months Ended November 30, 2021

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052

Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,492	57,492

Distribution to noncontrolling interest	-	-	-	-	-	-	(1,750)	(1,750)

Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	6,401,543	-	6,401,543	-	6,401,543

Balance at August 31, 2021	3,114,163	31,142	5,516,449	19,942,365	(13,514,003)	11,975,953	79,633	12,055,586

Net income attributable to noncontrolling interest	-	-	-	-	-	-	11,789	11,789

Distribution to noncontrolling interest	-	-	-	-	-	-	(25,640)	(25,640)

Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249

Net income attributable to TSR, Inc.	-	-	-	243,036	-	243,036	-	243,036

Balance at November 30, 2021	3,114,163	$31,142	$5,693,698	$20,185,401	$(13,514,003)	$12,396,238	$65,782	$12,462,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Six Months Ended November 30, 2022

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565

Net income attributable to noncontrolling interest	-	-	-	-	-	-	12,997	12,997

Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216

Net income attributable to TSR, Inc.	-	-	-	494,746	-	494,746	-	494,746

Balance at August 31, 2022	3,298,549	32,986	7,543,082	20,964,788	(13,514,003)	15,026,853	82,671	15,109,524

Net income attributable to noncontrolling interest	-	-	-	-	-	-	13,055	13,055

Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216

Purchases of treasury stock	-	-	-	-	(116,426)	(116,426)	-	(116,426)

Net income attributable to TSR, Inc.	-	-	-	673,833	-	673,833	-	673,833

Balance at November 30, 2022	3,298,549	$32,986	$7,612,298	$21,638,621	$(13,630,429)	$15,653,476	$95,726	$15,749,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2022 and November 30, 2021

(UNAUDITED)

	Six Months Ended November 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$1,194,631	$6,713,860
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	123,269	110,612
Unrealized loss on marketable securities, net	11,480	6,336
Deferred income taxes	437,000	9,000
Non-cash lease recovery	(20,724)	(30,193)
Forgiveness of principal and accrued interest on SBA PPP Loan	-	(6,735,246)
Non-cash stock-based compensation expense	138,432	354,498

Changes in operating assets and liabilities:
Accounts receivable	868,689	(1,111,808)
Other receivables	(38,240)	(2,820)
Prepaid expenses	(129,599)	(43,995)
Prepaid and recoverable income taxes	31,795	(7,055)
Other assets	14,498	(56,967)
Accounts payable, other payables, accrued expenses and other current liabilities	(193,375)	126,662
Income taxes payable	5,730	-
Advances from customers	37,501	(668)
Legal settlement payable	(597,566)	(284,144)
Net cash provided by (used in) operating activities	1,883,521	(951,928)

Cash flows from investing activities:
Purchases of certificates of deposit and marketable securities	(500,000)	-
Purchases of equipment and leasehold improvements	(3,584)	(74,945)
Net cash used in investing activities	(503,584)	(74,945)

Cash flows from financing activities:
Net repayments on credit facility	(61,882)	(48,573)
Purchases of treasury stock	(116,426)	-
Distribution to noncontrolling interest	-	(27,390)
Net cash used in financing activities	(178,308)	(75,963)
Net increase (decrease) in cash and cash equivalents	1,201,629	(1,102,836)
Cash and cash equivalents at beginning of period	6,490,158	7,370,646
Cash and cash equivalents at end of period	$7,691,787	$6,267,810

Supplemental disclosures of cash flow data:
Income taxes paid	$44,000	$11,000
Interest paid	$37,000	$47,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of May 31, 2022, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2022 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2023. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 16 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 92,471, 91,318, 70,816, and 62,015 have been included for dilutive shares outstanding for the three and six months ended November 30, 2022 and 2021, respectively.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2022 and May 31, 2022:

	November 30, 2022	May 31, 2022

Cash in banks	$7,053,073	$6,436,012
Certificates of deposit	500,000	-
Money market funds	138,714	54,146
	$7,691,787	$6,490,158

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

4.	Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. For cash and cash equivalents, accounts receivable, accounts and other payables, accrued liabilities and advances from customers, the amounts presented in the condensed consolidated financial statements approximate fair value because of the short-term maturities of these instruments.

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

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2022 and May 31, 2022 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2022	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$500,000	$-	$-	$500,000
Equity Securities	24,056	-	-	24,056
	$524,056	$-	$-	$524,056

May 31, 2022	Level 1	Level 2	Level 3	Total
Equity Securities	$35,536	$-	$-	$35,536

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which range up to twelve months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at November 30, 2022 and May 31, 2022 are summarized as follows:

November 30, 2022	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$500,000	$-	$-	$500,000
Equity Securities	16,866	7,190	-	24,056
	$516,866	$7,190	$-	$524,056

May 31, 2022	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$18,670	$-	$35,536

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

The lease agreements for Hauppauge and New Jersey expire on December 31, 2023 and May 31, 2027, respectively, and do not include any renewal options. During the fiscal year ended May 31, 2021, the Company extended its lease in Hauppauge, entered into a lease in a new location for its New Jersey office expiring May 31, 2027 and entered into an agreement to sublease the space in New York City which expired August 31, 2022 at the end of the underlying office lease.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months ended November 30, 2022 and 2021, the Company’s operating lease expense for these leases was $64,000 and $83,000, respectively. For the six months ended November 30, 2022 and 2021, the Company’s operating lease expense for these leases was $149,000 and $155,000, respectively.

As there are no explicit rates provided in our leases, the Company’s incremental borrowing rate was used based on the information available as of the commencement date in determining the present value of the future lease payments. Future minimum lease payments under non-cancellable operating leases as of November 30, 2022 were as follows:

Twelve Months Ending November 30,
2023	$218,903
2024	130,646
2025	125,388
2026	128,522
2027	65,055
Thereafter	-
Total undiscounted operating lease payments	668,514
Less imputed interest	86,568
Present value of operating lease payments	$581,946

The following table sets forth the right-of-use assets and operating lease liabilities as of November 30, 2022:

Assets
Right-of-use assets, net	$547,322

Liabilities
Current operating lease liabilities	$183,961
Long-term operating lease liabilities	397,985
Total operating lease liabilities	$581,946

The weighted average remaining lease term for the Company’s operating leases is 2.0 years.

8.	Credit Facility

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of November 30, 2022 was 7.00%, indicating an interest rate of 8.75% on the line of credit. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants at November 30, 2022.

As of November 30, 2022, the net payments exceeded borrowings outstanding against this Credit Facility resulting in a receivable from the Lender of $69,968 which is included in “Other receivables” on the condensed consolidated balance sheet. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

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

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed, among other things, to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain releases, the Term Sheet called for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, payable in cash or common stock at the Company’s option. There was no interest due on these payments. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The $300,000 payment due June 30, 2021 was paid during the quarter ended August 31, 2021. The two cash payments of $300,000 each were made by June 30, 2022 in full satisfaction of the settlement.

11.	COVID-19

The COVID-19 outbreak in the United States has caused business disruption including mandated and voluntary closing of various businesses. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings and the impact of the pandemic on our business. Therefore, the Company expects this matter may negatively impact its operating results in future periods. The full financial impact and duration cannot be reasonably estimated at this time.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

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

Intangible assets are as follows:

	May 31,		November 30,
	2022	Amortization	2022
Database (estimated life 5 years)	$149,500	$23,000	$126,500
Non-compete agreement (estimated life 2 years)	1,250	1,250	-
Trademark (estimated life 3 years)	25,000	10,000	15,000
Customer relationships (estimated life 15 years)	1,325,000	50,000	1,275,000
Total	$1,500,750	$84,250	$1,416,500

No instances of triggering events or impairment indicators were identified at November 30, 2022.

14.	Related Party Transactions

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, purchased 27,586 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. The foregoing transaction was the subject of litigation due to a complaint filed by Fintech Consulting LLC on December 1, 2021. This lawsuit was dismissed with prejudice on December 7, 2022.

The Company has provided placement services for an entity in which a Board of Director of the Company is the CEO. Revenues for such services in fiscal 2022 were approximately $59,000. There were no amounts outstanding as accounts receivable from this entity as of May 31, 2022 or November 30, 2022. There was no activity with this client in the quarters ended November 30, 2022 or 2021.

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

During the fiscal year ended May 31, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,783,798 after deducting $181,825 in commissions and other transactions costs. There were no shares sold during the quarters or six months ended November 30, 2022 and 2021.

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

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one-, two- and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”).

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. The market condition for the shares that vest on the two-year anniversary was met in October 2021. During the quarters ended November 30, 2022 and 2021, $69,000 and $177,000, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. As of November 30, 2022, there is approximately $148,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; 56,666 awards vested to date, of which 14,780 were forfeited to pay taxes applicable to the stock awards.

17.	Pending Legal Issue

On December 1, 2021, Fintech Consulting LLC (“Fintech”) filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purported to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff sought (i) judgment declaring the transactions represented by the SPA null and void and for the return of the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgment unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of lawsuit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. Fintech filed its first amended complaint on March 2, 2022 which Defendants moved to dismiss on April 19, 2022. On December 7, 2022, the court granted Defendants’ motion and dismissed Fintech’s first amended complaint with prejudice. See Note 14 to the condensed consolidated financial statements elsewhere in this report for more information.

18.	Stock Repurchase Program

On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program commenced two business days after the filing of the related Form 8-K and is authorized for the next twelve (12) months.

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

During the quarter ended November 30, 2022, 14,817 shares of the Company’s common stock were repurchased at an aggregate cost of $116,426. No shares were repurchased in the quarter ended November 30, 2021.

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

Three months ended November 30, 2022 compared with three months ended November 30, 2021:

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2022		November 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$26,031	100.0%	$23,864	100.0%
Cost of sales	21,400	82.2%	19,816	83.0%
Gross profit	4,631	17.8%	4,048	17.0%
Selling, general and administrative expenses	3,625	13.9%	3,633	15.2%
Income from operations	1,006	3.9%	415	1.8%
Other expense, net	(18)	(0.1)%	(32)	(0.2)%
Income before income taxes	988	3.8%	383	1.6%
Provision for income taxes	301	1.2%	128	0.5%
Consolidated net income	687	2.6%	255	1.1%
Less: Net income attributable to noncontrolling interest	13	0.0%	12	0.1%
Net income attributable to TSR, Inc.	$674	2.6%	$243	1.0%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2022 increased approximately $2,167,000 or 9.1% from the quarter ended November 30, 2021, primarily due to organic growth and expanded activity with clients. The average number of consultants on billing with customers decreased from 715 for the quarter ended November 30, 2021 to 693 for the quarter ended November 30, 2022. However, IT contractors increased from 426 to 471 IT contractors at November 30, 2022; while clerical and administrative contractors decreased from 289 to 222 at November 30, 2022. The change in the business mix to the higher revenue IT contractors yielded the net increase in revenue.

Cost of Sales

Cost of sales for the quarter ended November 30, 2022 increased approximately $1,584,000 or 8.0% to $21,400,000 from $19,816,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in higher cost IT consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue decreased from 83.0% in the quarter ended November 30, 2021 to 82.2% in the quarter ended November 30, 2022. Revenue grew at a higher rate than cost of sales when comparing the quarter ended November 30, 2022 to the prior year quarter, causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $8,000 or 0.2% from $3,633,000 in the quarter ended November 30, 2021 to $3,625,000 in the quarter ended November 30, 2022. The decrease in these expenses primarily resulted from non-cash compensation expenses of $69,000 in the quarter ended November 30, 2022 compared with $177,000 in the quarter ended November 30, 2021 related to the Plan, offset by an increase in legal fees of $61,000. Selling, general and administrative expenses, as a percentage of revenue decreased from 15.2% in the quarter ended November 30, 2021 to 13.9% in the quarter ended November 30, 2022.

Other Expense

Other expense for the quarter ended November 30, 2022 resulted primarily from net interest expense of $17,000 and a mark to market loss of approximately $1,000 on the Company’s marketable equity securities. Other income for the quarter ended November 30, 2021 resulted primarily from net interest expense of approximately $28,000 and a mark to market loss of approximately $4,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision included in the Company’s results of operations for the quarters ended November 30, 2022 and 2021 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2023 and 2022, respectively. These rates resulted in a provision of 30.5% for the quarter ended November 30, 2022 and a provision of 33.4% for the quarter ended November 30, 2021.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $674,000 in the quarter ended November 30, 2022 compared to $243,000 in the quarter ended November 30, 2021. The increase in net income over the prior year quarter was primarily attributable to the increase in revenue and gross margin.

Impact of inflation and Changing Prices

For the quarters ended November 30, 2022 and 2021, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2022 compared with six months ended November 30, 2021:

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2022		November 30, 2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$52,230	100.0%	$46,730	100.0%
Cost of sales	43,166	82.6%	38,871	83.2%
Gross profit	9,064	17.4%	7,859	16.8%
Selling, general and administrative expenses	7,303	14.0%	7,799	16.7%
Income from operations	1,761	3.4%	60	0.1%
Other income (expense), net	(47)	(0.1)%	6,667	14.3%
Income before income taxes	1,714	3.3%	6,727	14.4%
Provision for income taxes	519	1.0%	13	0.0%
Consolidated net income	1,195	2.3%	6,714	14.4%
Less: Net income attributable to noncontrolling interest	26	0.1%	69	0.2%
Net income attributable to TSR, Inc.	$1,169	2.2%	$6,645	14.2%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2022 increased approximately $5,500,000 or 11.8% from the six months ended November 30, 2021, primarily due to organic growth and expanded activity with TSR clients. The average number of consultants on billing with customers decreased from 687 for the six months ended November 30, 2021 to 686 for the six months ended November 30, 2022. However, the average number of IT consultants increased from 414 to 467 for the six months ended November 30, 2022, while the average number of clerical and administrative contractors decreased from 273 to 219 for the six months ended November 30, 2022. The change in the business mix to the higher revenue IT contractors yielded the net increase in revenue.

Cost of Sales

Cost of sales for the six months ended November 30, 2022 increased approximately $4,295,000 or 11.0% to $43,166,000 from $38,871,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in higher cost IT consultants placed with customers, primarily from the new business development activity, organic growth and expanded activity with Geneva clients. Cost of sales as a percentage of revenue decreased from 83.2% in the six months ended November 30, 2021 to 82.6% in the six months ended November 30, 2022. Revenue grew at a higher rate than cost of sales when comparing the six months ended November 30, 2022 to the prior year period, causing an increase in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $496,000 or 6.4% from $7,799,000 in the six months ended November 30, 2021 to $7,303,000 in the six months ended November 30, 2022. The decrease in these expenses primarily resulted from a charge of $580,000 for the legal settlement with the former Chief Executive Officer in the prior year period. Additionally, the Company incurred non-cash compensation expenses of $138,000 in the six months ended November 30, 2022 and $354,000 in the six months ended November 30, 2021 related to the Plan. These reductions were offset by an increase in recruiting costs of approximately $260,000 and a decrease in legal fees of $135,000. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.7% in the six months ended November 30, 2021 to 14.0% in the six months ended November 30, 2022.

TSR, INC. AND SUBSIDIARIES

Other Income (Expense)

Other expense for the six months ended November 30, 2022 resulted primarily from net interest expense of $36,000 and a mark to market loss of approximately $11,000 on the Company’s marketable equity securities. Other income for the six months ended November 30, 2021 resulted primarily from income of $6,735,000 from the forgiveness of principal and interest on the PPP Loan offset by net interest expense of approximately $62,000 and a mark to market loss of approximately $6,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision included in the Company’s results of operations for the six months ended November 30, 2022 and 2021 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2023 and 2022, respectively. These rates resulted in a provision of 30.3% for the six months ended November 30, 2022 and a provision of 0.2% for the six months ended November 30, 2021. The effective rate for the six months ended November 30, 2021 is low because of the non-taxable gain on the forgiveness of the PPP Loan principal and interest.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $1,169,000 in the six months ended November 30, 2022 compared to $6,645,000 in the six months ended November 30, 2021. The net income in the prior year quarter was primarily attributable to the forgiveness of principal and interest on the PPP Loan.

Impact of Inflation and Changing Prices

For the six months ended November 30, 2022 and 2021, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the quarter ended November 30, 2022. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with the Lender will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of November 30, 2022, the Company had no net borrowings outstanding against this Credit Facility. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of November 30, 2022 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

At November 30, 2022, the Company had working capital (total current assets in excess of total current liabilities) of approximately $12,710,000, including cash and cash equivalents and marketable securities of $8,216,000 as compared to working capital of $10,912,000, including cash and cash equivalents and marketable securities of $6,526,000 at May 31, 2022.

Net cash flow of approximately $1,884,000 was provided by operations during the six months ended November 30, 2022 as compared to $952,000 of net cash used in operations in the prior year period. The cash provided by operations for the six months ended November 30, 2022 primarily resulted from consolidated net income of $1,195,000, a decrease in accounts receivable of $869,000 offset by a decrease in accounts payable and accrued expenses of $193,000, a decrease in legal settlement payable of $598,000 and an increase in prepaid expenses of $130,000. The cash used in operations for the six months ended November 30, 2021 primarily resulted from consolidated net income of $6,714,000 and an increase in accounts payable and other payables and accrued expenses of $127,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000, an increase in accounts receivable of $1,112,000 and a decrease in legal settlement payable of $284,000.

TSR, INC. AND SUBSIDIARIES

Net cash used in investing activities of approximately $504,000 for the six months ended November 30, 2022 primarily resulted from purchases of certificates of deposit of $500,000 and purchases of fixed assets of $4,000. Net cash used in investing activities of $75,000 for the six months ended November 30, 2021 primarily resulted from purchases of fixed assets.

Net cash used in financing activities during the six months ended November 30, 2022 of $178,000 primarily resulted from purchases of treasury stock of $116,000 and from net repayments under the Company’s Credit Facility of $62,000. Net cash used in financing activities of approximately $76,000 during the six months ended November 30, 2021 resulted from net payments on the Company’s Credit Facility of $49,000 and a distribution of the minority interest of $27,000.

The Company’s capital resource commitments at November 30, 2022 consisted of lease obligations on its branch and corporate facilities. The net present value of its future lease payments were approximately $582,000 as of November 30, 2022. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments and are thus considered critical accounting estimates under the Securities Act. There have been no changes in the Company’s significant accounting policies as of November 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

Fintech Consulting LLC v. TSR, Inc., et al., case number 2:21-cv-20181(KSH)(AME) (U.S. Dist. Ct., Dist. of New Jersey)

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey. The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purported to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff sought (i) judgment declaring the transactions represented by the SPA null and void and for the return of the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgment unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of lawsuit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. Fintech filed its first amended complaint on March 2, 2022 which Defendants moved to dismiss on April 19, 2022. On December 7, 2022, the court granted Defendants’ motion and dismissed Fintech’s first amended complaint with prejudice. See Notes 6 and 17 to the condensed consolidated financial statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information required by Item 703(b) of Regulation S-K with respect to any purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in § 240 10b-18(a)(3) of the Exchange Act, of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Sept. 1-30, 2022	4,388	$8.04	4,388	$464,702
Oct. 1-31, 2022	4,949	$7.65	4,949	$426,846
Nov. 1-30, 2022	5,480	$7.89	5,480	$383,754
Total	14,817	$7.86	14,817	$383,754

(1)	On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program was announced on Form 8-K by the Company on September 13, 2022. The program commenced on September 15, 2022 and is authorized for the following twelve months until September 13, 2023. The shares may be purchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal and contractual requirements. The Company has no obligation or commitment to repurchase all or any portion of the shares authorized by the program.

TSR, INC. AND SUBSIDIARIES

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer
Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer
Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: January 10, 2023	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: January 10, 2023	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer