Form 10-Q
period 2023-02-28
TSR INC
filed 2023-04-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2023

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

As of April 11, 2023, there were 2,119,734 shares of common stock, par value $0.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

February 28, 2023 and May 31, 2022

	February 28,	May 31,
	2023	2022
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$7,569,557	$6,490,158
Certificates of deposit and marketable securities	1,009,944	35,536
Accounts receivable, net of allowance for doubtful accounts of $181,000	11,578,563	13,427,562
Other receivables	38,912	39,753
Prepaid expenses	320,635	216,776
Prepaid and recoverable income taxes	17,058	31,795
Total Current Assets	20,534,669	20,241,580
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $252,319 and $195,094, respectively	87,886	138,794
Other assets	48,772	63,270
Right-of-use assets	503,638	652,020
Intangible assets, net	1,375,000	1,500,750
Goodwill	785,883	785,883
Deferred income taxes	479,000	972,000
Total Assets	$23,814,848	$24,354,297
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$2,269,111	$1,425,021
Accrued expenses and other current liabilities	4,048,458	5,818,903
Advances from customers	1,197,370	1,210,992
Credit facility	-	61,882
Operating lease liabilities - current	171,503	214,941
Legal settlement payable - current	-	597,566
Total Current Liabilities	7,686,442	9,329,305

Operating lease liabilities, net of current portion	366,195	492,427
Total Liabilities	8,052,637	9,821,732

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,322,527 and 3,298,549 shares, 2,147,592 and 2,146,448 outstanding, respectively	33,226	32,986
Additional paid-in capital	7,666,711	7,473,866
Retained earnings	21,718,261	20,470,042
	29,418,198	27,976,894

Less: Treasury stock, 1,174,935 and 1,152,101 shares, at cost, respectively	13,694,472	13,514,003
Total TSR, Inc. Equity	15,723,726	14,462,891

Noncontrolling interest	38,485	69,674
Total Equity	15,762,211	14,532,565

Total Liabilities and Equity	$23,814,848	$24,354,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended February 28, 2023 and 2022

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Revenue, net	$24,257,167	$24,383,217	$76,487,411	$71,112,784

Cost of sales	20,267,337	20,590,154	63,433,855	59,461,322
Selling, general and administrative expenses	3,768,902	3,829,819	11,071,679	11,628,284
	24,036,239	24,419,973	74,505,534	71,089,606
Income (loss) from operations	220,928	(36,756)	1,981,877	23,178

Other income (expense):
Interest expense, net	(9,069)	(19,526)	(44,907)	(81,510)
Gain on PPP Loan and interest forgiveness	-	-	-	6,735,246
Unrealized loss on marketable securities, net	(4,112)	(1,200)	(15,592)	(7,536)

Income (loss) before income taxes	207,747	(57,482)	1,921,378	6,669,378
Provision for (benefit from) income taxes	110,000	(14,000)	629,000	(1,000)

Consolidated net income (loss)	97,747	(43,482)	1,292,378	6,670,378
Less: Net income attributable to noncontrolling interest	18,107	3,129	44,159	72,410

Net income (loss) attributable to TSR, Inc.	$79,640	$(46,611)	$1,248,219	$6,597,968
Basic net income (loss) per TSR, Inc. common share	$0.04	$(0.02)	$0.58	$3.33
Diluted net income (loss) per TSR, Inc. common share	$0.04	$(0.02)	$0.56	$3.19
Basic weighted average number of common shares outstanding	2,134,660	2,027,494	2,140,344	1,983,146
Diluted weighted average number of common shares outstanding	2,234,600	2,027,494	2,235,173	2,066,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Nine Months Ended February 28, 2022

(UNAUDITED)

	Shares of		Additional				Non-
	common	Common	paid-in	Retained	Treasury	TSR, Inc.	controlling	Total
	stock	stock	capital	earnings	stock	equity	interest	Equity
Balance at May 31, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052
Net income attributable to noncontrolling interest	-	-	-	-	-	-	57,492	57,492
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,750)	(1,750)
Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249
Net income attributable to TSR, Inc.	-	-	-	6,401,543		6,401,543	-	6,401,543
Balance at August 31, 2021	3,114,163	31,142	5,516,449	19,942,365	(13,514,003)	11,975,953	79,633	12,055,586
Net income attributable to noncontrolling interest	-	-	-	-	-	-	11,789	11,789
Distribution to noncontrolling interest	-	-	-	-	-	-	(25,640)	(25,640)
Non-cash stock compensation	-	-	177,249	-	-	177,249	-	177,249
Net income attributable to TSR, Inc.	-	-	-	243,036		243,036	-	243,036
Balance at November 30, 2021	3,114,163	31,142	5,693,698	20,185,401	(13,514,003)	12,396,238	65,782	12,462,020
Net income attributable to noncontrolling interest	-	-	-	-	-	-	3,129	3,129
Proceeds of sales of stock through ATM	142,500	1,425	1,819,665	-	-	1,821,090	-	1,821,090
Non-cash stock compensation	-	-	141,238	-	-	141,238	-	141,238
Vested stock awards and taxes paid	41,886	419	(92,323)	-	-	(91,904)	-	(91,904)
Net loss attributable to TSR, Inc.	-	-	-	(46,611)		(46,611)	-	(46,611)
Balance at February 28, 2022	3,298,549	$32,986	$7,562,278	$20,138,790	$(13,514,003)	$14,220,051	$68,911	14,288,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Nine Months Ended February 28, 2023

(UNAUDITED)

	Shares of		Additional				Non-
	common	Common	paid-in	Retained	Treasury	TSR, Inc.	controlling	Total
	stock	stock	capital	earnings	stock	equity	interest	equity
Balance at May 31, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565
Net income attributable to noncontrolling interest	-	-	-	-	-	-	12,997	12,997
Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216
Net income attributable to TSR, Inc.	-	-	-	494,746	-	494,746	-	494,746
Balance at August 31, 2022	3,298,549	32,986	7,543,082	20,964,788	(13,514,003)	15,026,853	82,671	15,109,524
Net income attributable to noncontrolling interest	-	-	-	-	-	-	13,055	13,055
Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216
Purchases of treasury stock	-	-	-	-	(116,426)	(116,426)	-	(116,426)
Net income attributable to TSR, Inc.	-	-	-	673,833	-	673,833	-	673,833
Balance at November 30, 2022	3,298,549	32,986	7,612,298	21,638,621	(13,630,429)	15,653,476	95,726	15,749,202
Net income attributable to noncontrolling interest	-	-	-	-	-	-	18,107	18,107
Distribution to noncontrolling interest	-	-	-	-	-	-	(75,348)	(75,348)
Non-cash stock compensation	-	-	54,653	-	-	54,653	-	54,653
Purchases of treasury stock	-	-	-	-	(64,043)	(64,043)	-	(64,043)
Vested stock awards	23,978	240	(240)	-	-	-	-	-
Net income attributable to TSR, Inc.	-	-	-	79,640	-	79,640	-	79,640
Balance at February 28, 2023	3,322,527	$33,226	$7,666,711	$21,718,261	$(13,694,472)	$15,723,726	$38,485	$15,762,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 28, 2023 and 2022

(UNAUDITED)

	Nine Months Ended
	February 28,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$1,292,378	$6,670,378
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	182,975	170,259
Unrealized loss on marketable securities, net	15,592	7,536
Deferred income taxes	493,000	1,000
Non-cash lease recovery	(21,288)	(47,554)
Forgiveness of principal and accrued interest on SBA PPP Loan	-	(6,735,246)
Non-cash stock-based compensation expense	193,085	495,736

Changes in operating assets and liabilities:
Accounts receivable	1,848,999	(2,758,279)
Other receivables	841	(5,482)
Prepaid expenses	(103,859)	(43,731)
Prepaid and recoverable income taxes	14,737	(41,723)
Other assets	14,498	1,404
Accounts payable, other payables, accrued expenses and other current liabilities	(926,355)	72,145
Advances from customers	(13,622)	17,902
Legal settlement payable	(597,566)	(276,843)
Net cash provided by (used in) operating activities	2,393,415	(2,472,498)

Cash flows from investing activities:
Purchases of certificates of deposit and marketable securities	(990,000)	-
Purchases of equipment and leasehold improvements	(6,317)	(81,011)
Net cash used in investing activities	(996,317)	(81,011)

Cash flows from financing activities:
Net repayments on credit facility	(61,882)	(32,728)
Purchases of treasury stock	(180,469)	-
Net proceeds of ATM stock sales	-	1,821,090
Tax withholding from vested stock awards	-	(91,904)
Distribution to noncontrolling interest	(75,348)	(27,390)

Net cash (used in) provided by financing activities	(317,699)	1,669,068

Net increase (decrease) in cash and cash equivalents	1,079,399	(884,441)
Cash and cash equivalents at beginning of period	6,490,158	7,370,646

Cash and cash equivalents at end of period	$7,569,557	$6,486,205

Supplemental disclosures of cash flow data:
Income taxes paid	$121,000	$41,000
Interest paid	$61,000	$59,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “TSR,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of May 31, 2022, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 28, 2023 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2023. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 16 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 99,940, 0, 94,829, and 83,830 have been included for dilutive shares outstanding for the three and nine months ended February 28, 2023 and 2022, respectively. There were no dilutive shares in the quarter ended February 28, 2022 due to a net loss for the quarter.

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of February 28, 2023 and May 31, 2022:

	February 28, 2023	May 31, 2022
Cash in banks	$5,728,624	$6,436,012
Certificates of deposit	495,000	-
Money market funds	1,345,933	54,146
	$7,569,577	$6,490,158

4.	Fair Value of Financial Instruments

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

February 28, 2023

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

The following are the major categories of assets measured at fair value on a recurring basis as of February 28, 2023 and May 31, 2022 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

February 28, 2023	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$990,000	$-	$-	$990,000
Equity Securities	19,944	-	-	19,944
	$1,009,944	$-	$-	$1,009,944

May 31, 2022	Level 1	Level 2	Level 3	Total
Equity Securities	$35,536	$-	$-	$35,536

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at February 28, 2023 and May 31, 2022 are summarized as follows:

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

February 28, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$990,000	$-	$-	$990,000
Equity Securities	16,866	3,078	-	19,944
	$1,006,866	$3,078	$-	$1,109,944

May 31, 2022	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$18,670	$-	$35,536

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

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in this report, including in Notes 9, 10 and 13 to the condensed consolidated financial statements and in the section titled “Item 1, Legal Proceedings” in Part II of this report.

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

The lease agreements for Hauppauge and New Jersey expire on December 31, 2023 and May 31, 2027, respectively, and do not include any renewal options. During the fiscal year ended May 31, 2021, the Company extended its lease in Hauppauge, entered into a lease in a new location for its New Jersey office expiring May 31, 2027 and entered into an agreement to sublease the space in New York City, which expired August 31, 2022 at the end of the underlying office lease.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months ended February 28, 2023 and 2022, the Company’s operating lease expense for these leases was $65,000 and $85,000, respectively. For the nine months ended February 28, 2023 and 2022, the Company’s operating lease expense for these leases was $214,000 and $240,000, respectively.

As there are no explicit rates provided in our leases, the Company’s incremental borrowing rate was used based on the information available as of the commencement date in determining the present value of the future lease payments. Future minimum lease payments under non-cancellable operating leases as of February 28, 2023 are as follows:

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

Twelve Months Ending February 28,
2024	$203,248
2025	123,085
2026	126,162
2027	129,316
2028	32,527
Thereafter	-
Total undiscounted operating lease payments	614,338
Less imputed interest	76,640
Present value of operating lease payments	$537,698

The following table sets forth the right-of-use assets and operating lease liabilities as of February 28, 2023:

Assets
Right-of-use assets, net	$503,638
Liabilities
Current operating lease liabilities	$171,503
Long-term operating lease liabilities	366,195
Total operating lease liabilities	$537,698

The weighted average remaining lease term for the Company’s operating leases is 1.9 years.

8.	Credit Facility

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of February 28, 2023 was 7.75%, indicating an interest rate of 9.50% on the line of credit. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants at February 28, 2023.

As of February 28, 2023, the net payments exceeded borrowings outstanding against this Credit Facility resulting in a receivable from the Lender of $23,954 which is included in “Other receivables” on the condensed consolidated balance sheet. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

12.	Intangible Assets

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

Intangible assets are as follows:

	May 31,		February 28,
	2022	Amortization	2023

Database (estimated life 5 years)	$149,500	$34,500	$115,000
Non-compete agreement (estimated life 2 years)	1,250	1,250	-
Trademark (estimated life 3 years)	25,000	15,000	10,000
Customer relationships (estimated life 15 years)	1,325,000	75,000	1,250,000
Total	$1,500,750	$125,750	$1,375,000

No instances of triggering events or impairment indicators were identified as of February 28, 2023.

13.	Related Party Transactions

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

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, purchased 27,586 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. The foregoing transaction was the subject of litigation due to a complaint filed by Fintech Consulting LLC on December 1, 2021 in the United States District Court for the District of New Jersey under docket Fintech Consulting LLC v. TSR, Inc. et als, Docket No. 2:21-cv-20181-KSH-AME (the “New Jersey Action”). The New Jersey Action was dismissed on December 7, 2022 on jurisdictional grounds on the motion of TSR. Following that dismissal, Fintech Consulting LLC re-filed the lawsuit regarding the foregoing transaction in the Delaware Court of Chancery on January 12, 2023 under docket number Fintech Consulting LLC DBA APTASK v. TSR, Inc., et al., civil action no. 2023-0030-MTZ (the “Delaware Chancery Action”). On January 23, 2023, the Delaware Chancery Action was dismissed without prejudice. On January 22, 2023, Fintech Consulting LLC filed an action in the United States District Court for the District of Delaware under docket Fintech Consulting, LLC v. TSR, Inc., et al, Case Number: 1:23-cv-00074-MN (U.S. Dist. Ct. Dist. of Delaware) (the “Delaware Federal Action”). The Delaware Federal Action remains pending. To avoid the time and expense of litigation, the parties are in negotiations to settle this matter. As a result, the Company has accrued $75,000 in the quarter ended February 28, 2023 as an estimate of the possible settlement amount. Please refer to “Item 1, Legal Proceedings” in Part II of this report for more information on these matters.

The Company has provided placement services for an entity in which a Board of Director of the Company is the CEO. Revenues for such services in fiscal 2022 were approximately $59,000. Revenues for the quarter and nine months ending February 28, 2023 were $35,000 and $71,000, respectively. There were no amounts outstanding as accounts receivable from this entity as of May 31, 2022 or February 28, 2023. There was no activity with this client in the quarter and nine months ended February 28, 2022.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

14.	Common Stock

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

During the quarter ended February 28, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,821,090 after deducting $144,533 in commissions and other transactions costs. There were no shares sold during the quarter or nine months ended February 28, 2023.

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

15.	Stock-based Compensation Expense

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

The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. During the three months and nine months ended February 28, 2023 and 2022, $55,000, $141,000, $193,000 and $496,000, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. As of February 28, 2023, there is approximately $94,000 of unearned compensation expense that will be expensed through January 2024; 142,666 stock awards expected to vest; 82,499 awards vested to date, of which 16,635 were forfeited to pay taxes applicable to the stock awards.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

16.	Stock Repurchase Program

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

During the three months and nine months ended February 28, 2023, 8,017 and 22,834 shares of the Company’s common stock were repurchased at an aggregate cost of $64,043 and $180,469, respectively. No shares were repurchased in the three months and nine months ended February 28, 2022.

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

Three months ended February 28, 2023 compared with three months ended February 28, 2022:

	(Dollar amounts in thousands) Three Months Ended
	February 28, 2023		February 28, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$24,257	100.0%	$24,383	100.0%
Cost of sales	20,267	83.6%	20,590	84.4%
Gross profit	3,990	16.4%	3,793	15.6%
Selling, general and administrative expenses	3,769	15.5%	3,830	15.7%
Income (loss) from operations	221	0.9%	(37)	(0.1)%
Other expense, net	(13)	(0.0)%	(21)	(0.1)%
Income (loss) before income taxes	208	0.9%	(58)	(0.2)%
Provision for (benefit from) income taxes	110	0.5%	(14)	0.0%
Consolidated net income (loss)	98	0.4%	(44)	(0.2)%
Less: Net income attributable to noncontrolling interest	18	0.1%	3	0.0%
Net income (loss) attributable to TSR, Inc.	$80	0.3%	$(47)	(0.2)%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 28, 2023 decreased approximately $126,000 or 0.5% from the quarter ended February 28, 2022, primarily due to decreased activity with clients for clerical and administrative contractors. The average number of consultants on billing with customers decreased from 721 for the quarter ended February 28, 2022 to 640 for the quarter ended February 28, 2023. However, IT contractors increased from 443 to 467 IT contractors at February 28, 2023; while clerical and administrative contractors decreased from 278 to 173 at February 28, 2023. The change in the business mix toward the higher revenue IT contractors mitigated much of the decrease in revenue.

Cost of Sales

Cost of sales for the quarter ended February 28, 2023 decreased approximately $323,000 or 1.6% to $20,267,000 from $20,590,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers, primarily clerical and administrative contractors. Cost of sales as a percentage of revenue decreased from 84.4% in the quarter ended February 28, 2022 to 83.6% in the quarter ended February 28, 2023. Revenue decreased at a lower rate than cost of sales when comparing the quarter ended February 28, 2023 to the prior year quarter, causing an increase in gross margins. The IT contractors added have a higher gross margin than the clerical and administrative staff that decreased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $61,000 or 1.6% from $3,830,000 in the quarter ended February 28, 2022 to $3,769,000 in the quarter ended February 28, 2023. The decrease in these expenses primarily resulted from non-cash compensation expenses of $55,000 in the quarter ended February 28, 2023 compared with $141,000 in the quarter ended February 28, 2022 related to the Plan and from a decrease in legal fees of $55,000, offset by an accrual for a legal settlement of $75,000 in the current quarter. Selling, general and administrative expenses, as a percentage of revenue decreased from 15.7% in the quarter ended February 28, 2022 to 15.5% in the quarter ended February 28, 2023.

Other Expense

Other expense for the quarter ended February 28, 2023 resulted primarily from net interest expense of $9,000 and a mark-to-market loss of approximately $4,000 on the Company’s marketable equity securities. Other income for the quarter ended February 28, 2022 resulted primarily from net interest expense of approximately $20,000 and a mark-to-market loss of approximately $1,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision (benefit) included in the Company’s results of operations for the quarters ended February 28, 2023 and 2022 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2023 and 2022, respectively. These rates resulted in a provision of 52.9% for the quarter ended February 28, 2023 and a benefit of 24.1% for the quarter ended February 28, 2022.

Net Income Attributable to TSR

Net income attributable to TSR was approximately $80,000 in the quarter ended February 28, 2023 compared to a net loss of $47,000 in the quarter ended February 28, 2022. The increase in net income over the prior year quarter was primarily attributable to the increase in gross margin and a decrease in selling, general and administrative expenses.

Impact of Inflation and Changing Prices

For the quarters ended February 28, 2023 and 2022, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 28, 2023 compared with nine months ended February 28, 2022:

	(Dollar amounts in thousands) Nine Months Ended
	February 28, 2023		February 28, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$76,487	100.0%	$71,113	100.0%
Cost of sales	63,434	82.9%	59,462	83.6%
Gross profit	13,053	17.1%	11,651	16.4%
Selling, general and administrative expenses	11,072	14.5%	11,628	16.3%
Income from operations	1,981	2.6%	23	0.1%
Other income (expense), net	(60)	(0.1)%	6,646	9.3%
Income before income taxes	1,921	2.5%	6,669	9.4%
Provision for (benefit from) income taxes	629	0.8%	(1)	0.0%
Consolidated net income	1,292	1.7%	6,670	9.4%
Less: Net income attributable to noncontrolling interest	44	0.1%	72	0.1%
Net income attributable to TSR, Inc.	$1,248	1.6%	$6,598	9.3%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 28, 2023 increased approximately $5,374,000 or 7.6% from the nine months ended February 28, 2022, primarily due to growth in higher priced IT contractors offsetting decreases in clerical and administrative contractors. The average number of consultants on billing with customers decreased from 698 for the nine months ended February 28, 2022 to 671 for the nine months ended February 28, 2023. However, the average number of IT consultants increased from 424 to 467 for the nine months ended February 28, 2023, while the average number of clerical and administrative contractors decreased from 274 to 203 for the nine months ended February 28, 2023. The change in the business mix toward the higher revenue IT contractors yielded the net increase in revenue.

Cost of Sales

Cost of sales for the nine months ended February 28, 2023 increased approximately $3,972,000 or 6.7% to $63,434,000 from $59,462,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in higher cost IT consultants placed with customers, primarily from organic growth. Cost of sales as a percentage of revenue decreased from 83.6% in the nine months ended February 28, 2022 to 82.9% in the nine months ended February 28, 2023. Revenue grew at a higher rate than cost of sales when comparing the nine months ended February 28, 2023 to the prior year period, causing an increase in gross margins. The IT contractors added have a higher gross margin than the clerical and administrative staff that decreased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $556,000 or 4.8% from $11,628,000 in the nine months ended February 22, 2022 to $11,072,000 in the nine months ended February 28, 2023. The decrease in these expenses primarily resulted from a charge of $580,000 for the legal settlement with the former Chief Executive Officer in the prior year period. Additionally, the Company incurred non-cash compensation expenses of $193,000 in the nine months ended February 28, 2023 and $496,000 in the nine months ended February 28, 2022 related to the Plan. These reductions were offset by an increase in recruiting costs of approximately $251,000. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.3% in the nine months ended February 28, 2022 to 14.4% in the nine months ended February 28, 2023.

TSR, INC. AND SUBSIDIARIES

Other Income (Expense)

Other expense for the nine months ended February 28, 2023 resulted primarily from net interest expense of $45,000 and a mark-to-market loss of approximately $15,000 on the Company’s marketable equity securities. Other income for the nine months ended February 28, 2022 resulted primarily from income of $6,735,000 from the forgiveness of principal and interest on the PPP Loan offset by net interest expense of approximately $81,000 and a mark-to-market loss of approximately $2,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision (benefit) included in the Company’s results of operations for the nine months ended February 28, 2023 and 2022 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2023 and 2022, respectively. These rates resulted in a provision of 32.7% for the nine months ended February 28, 2023 and a benefit of less than 1% for the nine months ended February 28, 2022. The effective rate for the nine months ended February 28, 2022 is low because of the non-taxable gain on the forgiveness of the PPP Loan principal and interest, combined with low taxable income.

Net Income Attributable to TSR

Net income attributable to TSR was approximately $1,248,000 in the nine months ended February 28, 2023 compared to $6,598,000 in the nine months ended February 28, 2022. The net income in the prior year period was primarily attributable to the forgiveness of principal and interest on the PPP Loan.

Impact of Inflation and Changing Prices

For the nine months ended February 28, 2023 and 2022, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the quarter ended February 28, 2023. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with the Lender will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these condensed consolidated financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of February 28, 2023, the Company had no net borrowings outstanding against this Credit Facility. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of February 28, 2023 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

At February 28, 2023, the Company had working capital (total current assets in excess of total current liabilities) of approximately $12,848,000, including cash and cash equivalents and marketable securities of $8,580,000 as compared to working capital of $10,912,000, including cash and cash equivalents and marketable securities of $6,526,000 at May 31, 2022.

Net cash flow of approximately $2,393,000 was provided by operations during the nine months ended February 28, 2023 as compared to $2,472,000 of net cash used in operations in the prior year period. The cash provided by operations for the nine months ended February 28, 2023 primarily resulted from consolidated net income of $1,292,000, a decrease in accounts receivable of $1,848,000 offset by a decrease in accounts payable and accrued expenses of $926,000, a decrease in legal settlement payable of $598,000 and a decrease in deferred income taxes of $493,000. The cash used in operations for the nine months ended February 28, 2022 primarily resulted from consolidated net income of $6,670,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000, an increase in accounts receivable of $2,758,000 and a decrease in legal settlement payable of $277,000.

TSR, INC. AND SUBSIDIARIES

Net cash used in investing activities of approximately $996,000 for the nine months ended February 28, 2023 primarily resulted from purchases of certificates of deposit of $990,000 and purchases of fixed assets of $6,000. Net cash used in investing activities of $81,000 for the nine months ended February 28, 2022 primarily resulted from purchases of fixed assets.

Net cash used in financing activities during the nine months ended February 28, 2023 of $318,000 primarily resulted from purchases of treasury stock of $180,000, distributions of the minority interest of $75,000 and from net repayments under the Company’s Credit Facility of $62,000. Net cash provided by financing activities of approximately $1,669,000 during the nine months ended February 28, 2022 resulted from net proceeds from sales of the Company’s common stock in our ATM program of $1,821,000 offset by payments made for taxes related to vested stock awards of $92,000, net payments on the Company’s Credit Facility of $33,000 and distributions of the minority interest of $27,000.

The Company’s capital resource commitments at February 28, 2023 consisted of lease obligations on its branch and corporate facilities. The net present value of its future lease payments was approximately $538,000 as of February 28, 2023. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments and are thus considered critical accounting estimates under the Securities Act. There have been no changes in the Company’s significant accounting policies as of February 28, 2023.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

Fintech Consulting LLC v. TSR, Inc., et al., case number 2:21-cv-20181(KSH)(AME) (U.S. Dist. Ct., Dist. of New Jersey); Fintech Consulting LLC DBA APTASK v. TSR, Inc., et al., civil action no. 2023-0030-MTZ (Del. Ch.); and Fintech Consulting, LLC v. TSR, Inc., et al, Case Number: 1:23-cv-00074-MN (U.S. Dist. Ct. Dist. of Delaware).

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey (“the New Jersey Action”). The named Defendants in the complaint are the Company, QAR Industries, Inc., a shareholder of TSR (“QAR”), Robert E. Fitzgerald, a director and shareholder of TSR and the President, director and a shareholder of QAR (“Fitzgerald”), and Bradley Tirpak, a shareholder and the chairman of the board of directors of TSR (“Tirpak”). The complaint purported to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR’s common stock, and QAR and Tirpak, as the purchasers of such shares (the “SPA”). The Plaintiff sought (i) judgment declaring the transactions represented by the SPA null and void and for the return of the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgment unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of lawsuit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. Fintech filed its first amended complaint on March 2, 2022 which Defendants moved to dismiss on April 19, 2022. On December 7, 2022, the court granted Defendants’ motion and dismissed the New Jersey Action on jurisdictional grounds.

Following the dismissal of the original lawsuit, the Plaintiff filed another complaint relating to the SPA against the Defendants on January 12, 2023 in the Court of Chancery of the State of Delaware (the “Delaware Chancery Action”), asserting claims and seeking relief substantially similar to that which was asserted and sought in the preceding lawsuit. Plaintiff filed in the Delaware Chancery Court pursuant to the forum selection clause in the SPA, whereby the parties thereto irrevocably and unconditionally consented to the exclusive general jurisdiction of the Delaware Chancery Court over any action, suit or proceeding arising out of or relating to the SPA. Also on January 12, 2023, the Plaintiff filed a motion to dismiss its own complaint for lack of subject matter jurisdiction, requesting that the court dismiss the suit so that Plaintiff could re-file in federal court, along with a motion to expedite. On January 18, 2023, the court issued a letter decision denying Plaintiff’s motion to expedite and stating that the court would address Plaintiff’s motion to dismiss in the ordinary course. On January 23, 2023, the Delaware Chancery Action was dismissed without prejudice.

On January 22, 2023, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of Delaware (the “Delaware Federal Action’). The Delaware Federal Action, in sum and substance, asserts claims and seeks relief substantially similar to that contained in both the New Jersey Action and the Delaware Chancery Action. The Delaware Federal Action remains pending.

The Company believes the Delaware Chancery Action described above to be without merit and intends to zealously defend its interests. However, the Company may incur significant additional legal expenses as it pursues a defense against this action. Therefore, to avoid the time and expense of litigation, the Company has commenced negotiations with Fintech to settle this matter. An amount of $75,000 has been accrued to selling, general and administrative expenses in the quarter ending February 28, 2023 as an estimate of a possible settlement payment. Further, while the Company believes the action to be without merit, no assurances can be given as to: (i) the outcome of this or other legal proceedings and (ii) the related impact of an unanticipated adverse outcome of these proceedings on the Company’s financial condition, results of operations or near-term liquidity.

See Note 6 to the condensed consolidated financial statements elsewhere in this report and the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021 for more information.

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

TSR, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information required by Item 703(b) of Regulation S-K with respect to any purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in § 240 10b-18(a)(3) of the Exchange Act, of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Sept. 1-30, 2022	4,388	$8.04	4,388	$464,702
Oct. 1-31, 2022	4,949	$7.65	4,949	$426,846
Nov. 1-30, 2022	5,480	$7.89	5,480	$383,754
Dec. 1-31, 2022	4,128	$7.46	4,128	$352,791
Jan. 1-31, 2023	2,858	$8.56	2,858	$328,309
Feb. 1-28, 2023	1,031	$8.51	1,031	$319,531
Total	22,834	$7.90	22,834	$319,531

(1)	On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program was announced on Form 8-K by the Company on September 13, 2022. The program commenced on September 15, 2022 and is authorized for the following 12 months until September 13, 2023. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal and contractual requirements. The Company has no obligation or commitment to repurchase all or any portion of the shares authorized by the program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer
Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer
Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 11, 2023	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: April 11, 2023	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer