Form 10-K
period 2023-05-31
TSR INC
filed 2023-08-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended May 31, 2023

or

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number: 001-38838

TSR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2635899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Oser Avenue, Hauppauge, NY 11788

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 631-231-0333

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer
☒ Smaller Reporting Company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $7.5943 at November 30, 2022 was $8,404,000.

The number of shares of the Registrant’s common stock outstanding as of August 11, 2023 was 2,143,712.

Documents incorporated by Reference:

The information required in Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference to the Registrant’s Proxy Statement in connection with the 2023 Annual Meeting of Stockholders, which will be filed by the Registrant within 120 days after the close of its fiscal year.

TSR, Inc.

Form 10-K

For the Fiscal Year Ended May 31, 2023

Page i

PART I

Item 1. Business

General

TSR, Inc. (the “Company,” “TSR,” “we,” “us” and “our”) is a leading staffing company focused on recruiting Information Technology (“IT”) professionals for short and long-term assignments, permanent placements, project work and providing contract computer programming services to its customers. The Company provides its customers with technical computer personnel to supplement their in-house IT capabilities. The Company’s customers for its contract computer programming services consist primarily of Fortune 1000 companies with significant technology budgets. In the year ended May 31, 2023, the Company provided IT staffing services to 60 customers. Also, the Company has provided and continues to provide contract administrative (non-IT) workers to some of its significant IT customers, including services to provide administrative workers to new customers acquired following the acquisition of Geneva Consulting Group, Inc. (“Geneva”) on September 1, 2020.

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

The Company provides technical employees for projects, which usually range from three months to one year. Generally, customers may terminate projects at any time. Staffing services are typically provided at the client’s facility and are billed primarily on an hourly basis based on the actual hours worked by technical personnel provided by the Company and with reimbursement for out-of-pocket expenses. The Company pays its technical personnel on a bi-weekly basis and invoices its customers, not less frequently than monthly.

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

In addition to IT professionals the Company also provides contract administrative (non-IT) workers to support some of its significant IT customers. This service was added at the customers’ request. The skills required for these positions are normally less demanding and the Company has hired a separate recruiting staff to handle this business, which includes both-in house and off-shore recruiters. There can be no assurance that the customers will continue to request these services.

OPERATIONS

The Company provides contract computer programming services in the New York metropolitan area, and throughout the United States wherever there are customer locations with requirements for IT or administrative contractors. The Company provides its services principally through offices located in Edison, New Jersey and Hauppauge, New York. As of May 31, 2023, the Company employed 30 persons who are responsible for recruiting technical and non-technical personnel and 12 persons who are account executives. As of May 31, 2022, the Company had employed 36 technical and non-technical recruiters and 12 account executives. For some services, the Company also uses offshore recruiters. The number of offshore recruiters contracted by the Company fluctuates depending on demand for services. At May 31, 2023 and May 31, 2022, the Company contracted for approximately 25 and 40 offshore recruiters to provide services to clients, respectively.

MARKETING AND CUSTOMERS

The Company focuses its marketing efforts on large businesses and institutions with significant IT budgets and recurring staffing and software development needs. The Company provided services to 60 customers during the year ended May 31, 2023 (“fiscal 2023”) as compared to 62 in the year ended May 31, 2022 (“fiscal 2022”). The Company has historically derived a significant percentage of its total revenue from a relatively small number of customers. In fiscal 2023, the Company had four customers which each provided more than 10% of consolidated revenues: Consolidated Edison (21.0%), ADP (18.4%), Morgan Stanley (13.7%) and Citigroup (12.5%). Additionally, the Company’s top ten customers (including underlying customers of vendor management companies) accounted for 90% of consolidated revenue in fiscal 2023 and 86% in fiscal 2022. While continuing its efforts to further expand its client base, including strategically targeted middle market accounts, the Company’s marketing efforts are focused primarily on increasing business from its existing accounts. Approximately 26% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain of the Company’s end customers in this industry, which has negatively affected the Company’s gross profit margins.

Many of the Company’s major customers, totaling over 44% of revenue, have retained a third party to provide vendor management services and centralize the consultant hiring process. Under this system, the third party retains the Company to provide contract computer programming services, the Company bills the third party, and the third party bills the ultimate customer. At certain customers, this process has weakened the relationships the Company has built with its customers’ project managers, who are the Company’s primary contacts with its customers and with whom the Company would normally work to place consultants. Instead, the Company is required to interface with the vendor management provider, making it more difficult to maintain its relationships with its customers and preserve and expand its business. In some cases, these changes have also reduced the Company’s profit margins because the vendor management company is retained for the purpose of keeping costs low for the end client and receives a processing fee which is deducted from the payment to the Company.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

PROFESSIONAL STAFF AND RECRUITMENT

In addition to using internet-based job boards such as LinkedIn, Indeed, Dice, and Monster, the Company maintains a database of technical personnel with a wide range of skills. The Company uses a sophisticated proprietary computer system to match potential employees’ skills and experience with client requirements. The Company periodically contacts personnel within its database to update their availability, skills, employment interests and other matters and continually updates its database. This database is made available to the account executives and recruiters at each of the Company’s offices.

The Company employs technical personnel primarily on an hourly basis, as required in order to meet the staffing requirements under particular contracts or for particular projects. The Company primarily recruits technical personnel by posting jobs on the Internet and, on rare occasion, by publishing advertisements in local newspapers and attending job fairs. The Company devotes significant resources to recruiting technical personnel, maintaining 30 technical and non-technical recruiters based in the U.S. and contracting with companies for 25 to 40 offshore recruiters as needed to assist in locating both IT and administrative (non-IT) workers. Potential applicants are generally interviewed and tested by the Company’s recruiting personnel, by third parties that have the required technical backgrounds to review the qualifications of the applicants, or by on-line testing services. In some cases, instead of employing technical personnel directly, the Company uses subcontractors who employ the technical personnel who are provided to the Company’s customers. For a small fee, the Company may sometimes process payments on behalf of customers to contractors identified by the customers directly instead of through the normal recruiting process; this is known as “payrolling”.

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

Personnel

As of May 31, 2023, the Company had 431 full-time employees including its 2 executive officers. Of such employees, 12 were engaged in sales, 30 were recruiters for technical and non-technical personnel, 371 were IT and administrative (non-IT) contractors, and 16 were engaged in corporate administrative and clerical functions.

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

●	the statements concerning the success of the Company’s plan for growth, both internally and through the previously announced pursuit of suitable acquisition candidates;

●	the successful integration of announced and completed acquisitions and any anticipated benefits therefrom;

●	the impact of adverse economic conditions on client spending, which include, but are not limited to, adverse economic conditions associated with the COVID-19 global health pandemics, which may significantly reduce client spending, and which may have a negative impact on the Company’s business;

●	risks relating to the competitive nature of the markets for contract computer programming services;

●	the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business;

●	the concentration of the Company’s business with certain customers;

●	uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business;

●	the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process;

●	the increase in customers moving IT operations offshore;

●	the Company’s ability to adapt to changing market conditions;

●	the risks, uncertainties and expense of the legal proceedings to which the Company is, or may become, a party; and

●	other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations have been and may continue to be negatively impacted by global health epidemics, including the COVID-19 pandemic.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, and any related economic impacts, have and may continue to have an adverse effect on our business, financial condition, and results of operations, and our future operating results may fall below expectations. The extent to which our business will continue to be affected by the COVID-19 pandemic will depend on a variety of factors, many of which are outside of our control, including the persistence of the pandemic, impacts on economic activity, and the possibility of recession or continued financial market instability.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

The Company is dependent on Thomas Salerno, our Chief Executive Officer, President and Treasurer, in his corporate positions and as President of our subsidiary TSR Consulting Services, Inc. The Company has an employment agreement with Mr. Salerno which expires November 2, 2026. The Company is also dependent on certain of its account executives who are responsible for servicing its principal customers and attracting new customers. The Company generally does not have employment contracts with the account executives. There can be no assurance that the Company will be able to retain its existing personnel or find and attract additional qualified employees. The loss of the service of any of these personnel could have a material adverse effect on the Company.

The Company may be subject to future lawsuits or investigations, which could divert our resources or result in substantial liabilities.

In the future, the Company may be subject to legal or administrative proceedings and litigation which may be costly to defend and could materially harm our business, financial conditions and operations. With respect to any litigation, the Company’s insurance may not reimburse it or may not be sufficient to reimburse it for the self-insured retention that the Company is required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation. Such event may adversely impact the Company’s business, operating results or financial condition.

Our business may be materially and adversely impacted if our relationship with one or more of our major customers is lost or disrupted.

In fiscal 2023, the Company’s four largest customers, Consolidated Edison, ADP, Morgan Stanley and Citigroup, accounted for 21.0%, 18.4%, 13.7%, and 12.5% of the Company’s consolidated revenue, respectively. Any disruptions in our relationships with our significant customers may have a materially adverse impact on our financial condition and results of operations. In total, the Company derives over 44% of its revenue from accounts with vendor management companies. The Company’s 10 largest customers provided 90% of consolidated revenue in fiscal 2023. Client contract terms vary depending on the nature of the engagement, and there can be no assurance that a client will renew a contract when it terminates. In addition, the Company’s contracts are generally cancelable by the client at any time on short notice, and customers may unilaterally reduce their use of the Company’s services under such contracts without penalty. Approximately 26% of the Company’s revenue is derived from end customers in the financial services business. Competitive pressures in financial services, primarily with European based banks, have negatively affected the net effective rates that the Company charges to certain end customers in this industry, which has negatively affected the Company’s gross profit margins.

In accordance with industry practice, most of the Company’s contracts for contract computer programming services are terminable by either the client or the Company on short notice.

The accounts receivable balances associated with the Company’s largest customers were $6,848,000 for four customers at May 31, 2023 and $8,668,000 for four customers at May 31, 2022. Because of the significant amount of outstanding receivables that the Company may have with its larger customers at any one time, if a client, including a vendor management company which then contracts with the ultimate client, filed for bankruptcy protection or otherwise sought to modify payment terms, it could prevent the Company from collecting on the receivables and have an adverse effect on the Company’s results of operations.

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

The increase in our customers’ use of third-party vendor management companies may weaken our relationship with our customers and adversely impact our ability to develop and expand customer relationships.

There have been changes in the industry which have affected the Company’s operating results. Many customers have retained third parties to provide vendor management services, and in excess of 44% of the Company’s revenue is derived through business with vendor management companies. The third party is then responsible for retaining companies to provide temporary IT personnel. This results in the Company contracting with such third parties and not directly with the ultimate customer. This change weakens the Company’s relationship with its customer, which makes it more difficult for the Company to maintain and expand its business with its existing customers. It also reduces the Company’s profit margins.

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

The COVID-19 pandemic has impacted, and may continue to impact, our business and operational practices, including the shift to remote work.

The COVID-19 outbreak in the United States caused business disruption and economic uncertainties through mandated and voluntary closing of various businesses. The expansion of remote work also emerged to prevent the spread of disease while seeking to maintain business operations and continuity. Following the global COVID-19 outbreak, a substantial portion of our workforce transitioned to remote work and will likely continue as remote workers. We expect our business to continue to grow over time and, while our business model allows our customers remote access to our highly-skilled and attentive workforce, we are continuously evaluating the nature of, and extent to which, the ongoing pandemic and related shift to remote work will impact our business, operating results, and financial condition.

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

Our largest shareholders, Zeff Capital, L.P. and QAR Industries, Inc., are the beneficial owners of an aggregate of 983,273 shares of Common Stock, which represents approximately 45.9% of the Company’s issued and outstanding Common Stock. By virtue of such ownership, Zeff Capital, L.P. and QAR Industries, Inc. have the ability to exercise significant influence over the Company. For example, this concentrated ownership could delay, defer, or prevent a change in control, merger, consolidation, or sale of all or substantially all of the Company’s assets in transactions that other shareholders strongly support or conversely, this concentrated ownership could result in the consummation of such transactions that many of the Company’s other shareholders do not support. Further, investors may be prevented from affecting matters involving the Company, including:

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases 8,000 square feet of space in Hauppauge, New York for a term expiring December 31, 2023, with annual rents of approximately $110,000. This space is used as executive and administrative offices for the Company and the Company’s operating subsidiaries. The Company also leases a sales and recruiting office in Edison, New Jersey (lease expires May 2027), with aggregate annual rents of approximately $118,000.

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

On January 22, 2023, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of Delaware (the “Delaware Federal Action’). The Delaware Federal Action, in sum and substance, asserted claims and sought relief substantially similar to that contained in both the New Jersey Action and the Delaware Chancery Action.

Although the Company believed the Delaware Chancery Action described above to be without merit, to avoid the time and expense of litigation, the Company negotiated with Fintech to settle this matter pursuant to a settlement agreement and release dated April 24, 2023. An amount of $75,000 was accrued to selling, general and administrative expenses in the quarter ending February 28, 2023 and paid in the fourth quarter of fiscal 2023 to settle this matter. Upon the payment of the settlement amount (i) the plaintiffs forever released and discharged the defendants from any and all claims or liability of any nature whatsoever; (ii) the defendants forever released and discharged the plaintiffs from any and all claims or liability of any nature whatsoever that relate to the Delaware Federal Action or the SPA; and (iii) the plaintiffs filed a Stipulation of Dismissal with Prejudice on April 27, 2023.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock trade on the NASDAQ Capital Market under the symbol TSRI. The following are the high and low sales prices for each quarter during the fiscal years ended May 31, 2023 and 2022:

	JUNE 1, 2022 – MAY 31, 2023
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$10.32	$9.49	$10.34	$9.40
Low Sales Price	7.06	6.99	6.52	5.97

	JUNE 1, 2021 – MAY 31, 2022
	1ST QUARTER	2ND QUARTER	3RD QUARTER	4TH QUARTER
High Sales Price	$13.94	$16.80	$15.28	$15.62
Low Sales Price	8.00	8.38	7.71	6.88

There were 38 holders of record of the Company’s Common Stock as of July 31, 2023. Additionally, the Company estimates that there were 1,300 beneficial holders as of that date. The Company has no current plans to implement a quarterly dividend program or pay any other special cash dividend.

The only securities authorized for issuance under any equity compensation plan relate to the 2020 Equity Incentive Plan. See Note 12 to the Consolidated Financial Statements elsewhere in this report.

Issuer Purchases of Equity Securities

The table below sets forth the information required by Item 703 of Regulation S-K with respect to any repurchase made in a month within the fourth quarter of fiscal 2023 by or on behalf of the Company or any “affiliated purchaser”, as defined in § 240.10b-18(a)(3) of the Exchange Act, of shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1-31, 2023	3,880	$8.10	3,880	$287,108
April 1-30, 2023	-	-	-	$287,108
May 1-31, 2023	-	-	-	$287,108
Total	3,880	$8.10	3,880	$287,108

(1)	On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program was announced on Form 8-K by the Company on September 13, 2022. The program commenced on September 15, 2022 and is authorized for the following twelve months until September 13, 2023. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions and applicable legal and contractual requirements. The Company has no obligation or commitment to repurchase all or any portion of the shares authorized by the program.

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

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company’s consolidated statements of operations. There can be no assurance that historical trends in operating results will continue in the future:

	Years Ended May 31, (Dollar Amounts in Thousands)
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue, Net	$101,433	100.0%	$97,312	100.0%
Cost of Sales	83,947	82.8	81,314	83.6
Gross Profit	17,486	17.2	15,998	16.4
Selling, General and Administrative Expenses	14,789	14.6	15,619	16.0
Income from Operations	2,697	2.6	379	0.4
Other Income (Expense), Net	(63)	0.0	6,622	6.8
Income Before Income Taxes	2,634	2.6	7,001	7.2
Provision for (Benefit from) Income Taxes	831	0.8	(1)	0.0
Consolidated Net Income	1,803	1.8	7,002	7.2
Net Income Attributable to Noncontrolling Interest	61	0.1	73	0.1
Net Income Attributable to TSR, Inc.	$1,742	1.7%	$6,929	7.1%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the fiscal year ended May 31, 2023 increased approximately $4,121,000 or 4.2% from the fiscal year ended May 31, 2022, primarily due to growth in higher priced IT contractors offsetting decreases in clerical and administrative contractors. The average number of consultants on billing with customers decreased from 701 for the year ended May 31, 2022 to 648 for the year ended May 31, 2023. However, the average number of IT consultants increased from 431 to 463 for the year ended May 31, 2023, while the average number of clerical and administrative contractors decreased from 270 to 185 for the year ended May 31, 2023. Customers using our clerical and administrative contractors decreased their spending by terminating assignments early and hiring our contractors directly at a greater rate than usual. The change in the business mix toward the higher revenue IT contractors yielded the net increase in revenue.

Cost of Sales

Cost of sales for the fiscal year ended May 31, 2023 increased approximately $2,633,000 or 3.2% to $83,947,000 from $81,314,000 in the prior year period. The increase in cost of sales resulted primarily from an increase in higher cost IT consultants placed with customers, primarily from organic growth. Cost of sales as a percentage of revenue decreased from 83.6% in the fiscal year ended May 31, 2022 to 82.8% in the fiscal year ended May 31, 2023. Revenue grew at a higher rate than cost of sales when comparing the fiscal year ended May 31, 2023 to the prior year period, causing an increase in gross margins. The IT contractors added have a higher gross margin than the clerical and administrative staff that decreased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management and corporate overhead. These expenses decreased approximately $830,000 or 5.3% from $15,619,000 in the fiscal year ended May 31, 2022 to $14,789,000 in the fiscal year ended May 31, 2023. The decrease in these expenses primarily resulted from a charge of $580,000 for the legal settlement with the former Chief Executive Officer in the prior year period. Recruiting cost were also reduced approximately $425,000 primarily from a reduction in the utilization of offshore recruiters. Additionally, the Company incurred non-cash compensation expenses of $219,000 in the fiscal year ended May 31, 2023 and $565,000 in the fiscal year ended May 31, 2022 related to the TSR, Inc. 2020 Equity Incentive Plan. These reductions were offset by an increase in legal and professional fees of approximately $164,000. Selling, general and administrative expenses, as a percentage of revenue, decreased from 16.0% in the fiscal year ended May 31, 2022 to 14.6% in the fiscal year ended May 31, 2023.

Other Income (Expense)

Other expense for the fiscal year ended May 31, 2023 resulted primarily from net interest expense of approximately $53,000 and a mark-to-market loss of approximately $10,000 on the Company’s marketable equity securities. Other income for the fiscal year ended May 31, 2022 resulted primarily from the forgiveness of principal and accrued interest on the PPP Loan of $6,735,000, offset by net interest expense of approximately $102,000 and a mark-to-market loss of $10,000 on the Company’s marketable equity securities.

Income Taxes

The effective income tax rates were 31.5% for the fiscal year ended May 31, 2023 and a benefit of less than 1% for the fiscal year ended May 31, 2022. The effective income tax rate was lower than expected in fiscal 2022 due to the non-taxable gain on the forgiveness of the PPP Loan principal and accrued interest.

Net Income Attributable to TSR

Net income attributable to TSR was approximately $1,742,000 in the fiscal year ended May 31, 2023 compared to $6,929,000 in the fiscal year ended May 31, 2022. The net income in the prior fiscal year was primarily attributable to the forgiveness of principal and accrued interest on the PPP Loan.

Impact of Inflation and Changing Prices

For the fiscal years ended May 31, 2023 and 2022, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations. The impact for fiscal 2024 cannot yet be determined.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the fiscal year ended May 31, 2023. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these consolidated financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of May 31, 2023, the Company had no net borrowings outstanding against this Credit Facility. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of May 31, 2023 and through the date of this filing. Additionally, in April 2020, the Company secured a PPP Loan in the amount of $6,659,000 to meet its obligations in the face of potential disruptions in its business operations and the potential inability of its customers to pay their accounts when due. As of August 31, 2020, the Company had used 100% of the PPP Loan funds to fund its payroll and for other allowable expenses under the PPP Loan. The use of these funds allowed the Company to avoid certain salary reductions, furloughs and layoffs of employees during the period. The Company applied for PPP Loan forgiveness and its application for forgiveness was accepted and approved; the PPP Loan and accrued interest were fully forgiven in July 2021.

At May 31, 2023, the Company had working capital (total current assets in excess of total current liabilities) of approximately $13,551,000, including cash and cash equivalents and marketable securities of $7,897,000 as compared to working capital of $10,912,000, including cash and cash equivalents and marketable securities of $6,526,000 at May 31, 2022.

Net cash flow of approximately $1,754,000 was provided by operations during the fiscal year ended May 31, 2023 as compared to $2,307,000 of net cash used in operations in the prior year period. The cash provided by operations for the fiscal year ended May 31, 2023 primarily resulted from consolidated net income of $1,802,000, a decrease in accounts receivable of $1,346,000 and a decrease in deferred income taxes of $628,000 offset by a decrease in accounts payable and accrued expenses of $1,917,000 and a decrease in legal settlement payable of $598,000. The cash used in operations for the fiscal year ended May 31, 2022 primarily resulted from consolidated net income of $7,002,000, offset by the forgiveness of the PPP Loan principal and accrued interest of $6,735,000, an increase in accounts receivable of $3,767,000 and a decrease in legal settlement payable of $270,000.

Net cash used in investing activities of approximately $496,000 for the fiscal year ended May 31, 2023 primarily resulted from purchases of certificates of deposit of $990,000 and purchases of fixed assets of $6,000, less maturities of certificates of deposit of $500,000. Net cash used in investing activities of $87,000 for the fiscal year ended May 31, 2022 primarily resulted from purchases of fixed assets.

Net cash used in financing activities during the fiscal year ended May 31, 2023 of $366,000 primarily resulted from purchases of treasury stock of $213,000, distributions of the minority interest of $75,000 and from net repayments under the Company’s Credit Facility of $62,000. Net cash provided by financing activities of approximately $1,514,000 during the fiscal year ended May 31, 2022 resulted from net proceeds from sales of the Company’s common stock in our at-the-market (“ATM”) program of $1,784,000 offset by payments made for taxes related to vested stock awards of $212,000, net payments on the Company’s Credit Facility of $31,000 and distributions of the minority interest of $27,000.

The Company’s capital resource commitments at May 31, 2023 consisted of lease obligations on its branch and corporate facilities. The net present value of its future lease payments was approximately $492,000 as of May 31, 2023. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TSR, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TSR, Inc. and Subsidiaries (the “Company”) as of May 31, 2023 and 2022, and the related consolidated statements of operations, equity and cash flows for each of the years in the two-year period ended May 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

August 11, 2023

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2023 and 2022

ASSETS

	2023	2022
Current Assets:

Cash and cash equivalents	$7,382,320	$6,490,158
Certificates of deposit and marketable securities	515,152	35,536
Accounts receivable:
Trade, net of allowance for doubtful accounts of $181,000 in 2023 and 2022	12,081,335	13,427,562
Other	79,618	39,753
	12,160,953	13,467,315

Prepaid expenses	248,534	216,776
Prepaid and recoverable income taxes	-	31,795
Total Current Assets	20,306,959	20,241,580

Equipment and leasehold improvements, at cost:
Equipment	199,090	192,773
Furniture and fixtures	64,766	64,766
Leasehold improvements	76,349	76,349
	340,205	333,888

Less accumulated depreciation and amortization	270,606	195,094
	69,599	138,794

Other assets	48,772	63,270
Right-of-use asset	459,171	652,020
Intangible assets, net	1,333,500	1,500,750
Goodwill	785,883	785,883
Deferred income taxes	344,000	972,000
Total Assets	$23,347,884	$24,354,297

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

May 31, 2023 and 2022

LIABILITIES AND EQUITY

	2023	2022
Current Liabilities:

Accounts and other payables	$1,663,990	$1,425,021
Accrued expenses and other current liabilities:
Salaries, wages and commissions	2,443,766	4,755,437
Other	1,219,560	1,063,466
	3,663,326	5,818,903

Advances from customers	1,266,993	1,210,992
Income taxes payable	11,260	-
Credit facility	-	61,882
Legal settlement payable - current	-	597,566
Operating lease liabilities - current	150,167	214,941
Total Current Liabilities	6,755,736	9,329,305
Operating lease liabilities, net of current portion	342,260	492,427

Total Liabilities	7,097,996	9,821,732

Commitments and Contingencies

Equity:
TSR, Inc.
Preferred stock, $1.00 par value, authorized 500,000 shares; none issued	-	-
Common stock, $0.01 par value, authorized 12,500,000 shares; issued 3,322,527 and 3,298,549 shares; 2,143,712 and 2,146,448 outstanding	33,226	32,986
Additional paid-in capital	7,676,742	7,473,866
Retained earnings	22,212,107	20,470,042
	29,922,075	27,976,894
Less: treasury stock, 1,178,815 and 1,152,101 shares, at cost	13,726,895	13,514,003
Total TSR, Inc. Equity	16,195,180	14,462,891
Noncontrolling interest	54,708	69,674
Total Equity	16,249,888	14,532,565
Total Liabilities and Equity	$23,347,884	$24,354,297

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended May 31, 2023 and 2022

	2023	2022

Revenue, net	$101,433,065	$97,312,449
Cost of sales	83,947,307	81,314,406
Selling, general and administrative expenses	14,789,271	15,619,409
	98,736,578	96,933,815
Income from operations	2,696,487	378,634
Other income (expense):
Gain on PPP Loan and interest forgiveness	-	6,735,246
Interest expense, net	(52,656)	(102,327)
Unrealized loss from marketable securities, net	(10,384)	(10,160)
	(63,040)	6,622,759
Income before income taxes	2,633,447	7,001,393
Provision for (benefit from) income taxes	831,000	(1,000)
Consolidated net income	1,802,447	7,002,393
Less: Net income attributable to noncontrolling interest	60,382	73,173
Net income attributable to TSR, Inc.	$1,742,065	$6,929,220
Basic net income per TSR, Inc. common share	$0.81	$3.42
Basic weighted average number of common shares outstanding	2,141,363	2,024,325

Diluted net income per TSR, Inc. common share	$0.78	$3.30
Diluted weighted average number of common shares outstanding	2,237,935	2,097,898

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2023 and 2022

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at June 1, 2021	3,114,163	$31,142	$5,339,200	$13,540,822	$(13,514,003)	$5,397,161	$23,891	$5,421,052
Net income attributable to noncontrolling interest	-	-	-	-	-	-	73,173	73,173
Distribution to noncontrolling interest	-	-	-	-	-	-	(27,390)	(27,390)
Net proceeds of sales of stock through ATM	142,500	1,425	1,782,373	-	-	1,783,798	-	1,783,798

Non-cash stock compensation	-	-	564,952	-	-	564,952	-	564,952
Vested stock awards and taxes paid	41,886	419	(212,659)	-	-	(212,240)	-	(212,240)
Net income attributable to TSR, Inc.	-	-	-	6,929,220	-	6,929,220	-	6,929,220
Balance at May 31, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended May 31, 2023 and 2022

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at June 1, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565

Net income attributable to noncontrolling interest	-	-	-	-	-	-	60,382	60,382

Distribution to noncontrolling interest	-	-	-	-	-	-	(75,348)	(75,348)

Non-cash stock compensation	-	-	218,612	-	-	218,612	-	218,612
Vested stock awards and taxes paid	23,978	240	(15,736)	-	-	(15,496)	-	(15,496)
Purchases of treasury stock	-	-	-	-	(212,892)	(212,892)	-	(212,892)
Net income attributable to TSR, Inc.	-	-	-	1,742,065	-	1,742,065	-	1,742,065
Balance at May 31, 2023	3,322,527	$33,226	$7,676,742	$22,212,107	$(13,726,895)	$16,195,180	$54,708	$16,249,888

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Consolidated net income	$1,802,447	$7,002,393
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	242,762	235,131
Unrealized loss from marketable securities, net	10,384	10,160
Non-cash lease recovery	(22,092)	(66,179)
Non-cash stock-based compensation expense	218,612	564,952
Forgiveness of principal and accrued interest on SBA PPP Loan	-	(6,735,246)
Deferred income taxes	628,000	(31,000)

Changes in operating assets and liabilities:
Accounts receivable-trade	1,346,227	(3,766,820)
Other receivables	(39,865)	(7,245)
Prepaid expenses	(31,758)	36,918
Prepaid and recoverable income taxes	31,795	(23,124)
Other assets	14,498	(15,607)
Accounts and other payables and accrued expenses and other current liabilities	(1,916,608)	717,394
Legal settlement payable	(597,566)	(269,543)
Incomes taxes payable	11,260	-
Advances from customers	56,001	40,492
Net cash provided by (used in) operating activities	1,754,097	(2,307,324)
Cash flows from investing activities:
Purchases of certificates of and marketable securities	(990,000)	-
Proceeds from maturities of certificates of and marketable securities	500,000	-
Purchases of equipment and leasehold improvements	(6,317)	(86,687)
Net cash used in investing activities	(496,317)	(86,687)
Cash flows from financing activities:
Net repayments on Credit Facility	(61,882)	(30,645)
Purchases of treasury stock	(212,892)	-
Net proceeds from ATM stock sales	-	1,783,798
Tax withholding from vested stock awards	(15,496)	(212,240)
Distributions to noncontrolling interest	(75,348)	(27,390)
Net cash (used in) provided by financing activities	(365,618)	1,513,523
Net increase (decrease) in cash and cash equivalents	892,162	(880,488)

Cash and cash equivalents at beginning of year	6,490,158	7,370,646
Cash and cash equivalents at end of year	$7,382,320	$6,490,158
Supplemental disclosures of cash flow data:
Income taxes paid	$160,000	$54,000

See accompanying notes to consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2023 and 2022

(1)	Summary of Business and Significant Accounting Policies

(a)	Business, Nature of Operations and Customer Concentrations

TSR, Inc. and Subsidiaries (the “Company,” “TSR,” “we,” “us” and “our”) are primarily engaged in providing contract computer programming services to commercial customers located primarily in the Metropolitan New York area. The Company provides its customers with technical computer personnel to supplement their in-house information technology (“IT”) capabilities. Also, the Company has provided and continues to provide administrative (non-IT) workers on a contract basis to some of its existing customers, including new customers acquired following the Geneva acquisition. In fiscal 2023, four customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 65.6%. The largest of these constituted 21.0% of consolidated revenue. In fiscal 2022, four customers each accounted for more than 10% of the Company’s consolidated revenue, constituting a combined 67.7%. The largest of these constituted 21.5% of consolidated revenue. The accounts receivable balances associated with the Company’s largest customers were $6,848,000 for four customers at May 31, 2023 and $8,668,000 for four customers at May 31, 2022. The Company operates in one business segment, contract staffing services.

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

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of May 31, 2023 and 2022:

	2023	2022
Cash in banks	$7,010,568	$6,436,012
Money market funds	371,752	54,146
	$7,382,320	$6,490,158

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

(e)	Certificates of Deposit and Marketable Securities

The Company has characterized its investments in marketable securities and certificates of deposit, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following are the major categories of assets measured at fair value on a recurring basis as of May 31, 2023 and 2022 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

May 31, 2023	Level 1	Level 2	Level 3	Total
Equity Securities	$25,152	$-	$-	$25,152
Certificates of Deposit	490,000	-	-	490,000
	$515,152	$-	$-	$515,152

May 31, 2022	Level 1	Level 2	Level 3	Total
Equity Securities	$35,536	$-	$-	$35,536

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at May 31, 2023 and 2022 are summarized as follows:

May 31, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$8,286	$-	$25,152
Certificates of Deposit	490,000	-	-	490,000
	$506,866	$8,286	$-	$515,152
May 31, 2022
Equity Securities	$16,866	$18,670	$-	$35,536

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

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

Basic net income per common share is computed by dividing net income available to common stockholders of TSR by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the fiscal year ended May 31, 2021, the Company granted time and performance vesting stock awards under its 2020 Equity Incentive Plan (see Note 12 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these stock awards of 96,752 in the fiscal year ended May 31, 2023 have been included for diluted shares outstanding for the fiscal year ended May 31, 2023. The common stock equivalents associated with these stock awards of 73,573 in the fiscal year ended May 31, 2022 were included for diluted shares outstanding for the fiscal year May 31, 2022.

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

May 31, 2023 and 2022

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

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that the carrying amount of a unit is greater than its fair value. The annual test of goodwill was performed as of September 1, 2022 and no impairment was found. There was no change in goodwill in fiscal 2023.

(n)	Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, marketable securities and accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions and brokerage houses. The Company has substantially all of its cash in four bank accounts. At times, such amounts may exceed federally insured limits. The Company holds its marketable securities in brokerage accounts. The Company has not experienced losses in any such accounts. As a percentage of revenue, the four largest customers consisted of 56.7% of the net accounts receivable balance at May 31, 2023.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

(2)	Income Taxes

A reconciliation of the provision for (benefit from) income taxes computed at the federal statutory rates of 21.0% for fiscal 2023 and fiscal 2022 to the reported amounts is as follows:

	2023		2022
	Amount	%	Amount	%
Amounts at statutory federal tax rate	$553,000	21.0%	$1,470,000	21.0%
PPP Loan Forgiveness	-	-	(1,414,000)	(20.2)
Noncontrolling interest	(13,000)	(0.5)	(15,000)	(0.2)
State and local taxes, net of federal income tax effect	304,000	11.5	12,000	0.2
Non-deductible expenses and other	(13,000)	(0.5)	(54,000)	(0.8)
	$831,000	31.5%	$(1,000)	(0.0)%

The components of the provision for (benefit from) income taxes are as follows:

	Federal	State	Total
2023: Current	$106,000	$97,000	$203,000
Deferred	401,000	227,000	628,000
	$507,000	$324,000	$831,000

2022: Current	$-	$30,000	$30,000
Deferred	(19,000)	(12,000)	(31,000)
	$(19,000)	$18,000	$(1,000)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets at May 31, 2023 and 2022 are as follows:

	2023	2022
Allowance for doubtful accounts receivable	$53,000	$55,000
Accrued compensation and other accrued expenses	44,000	43,000
Net operating loss carryforwards	57,000	508,000
Equipment and leasehold improvement, depreciation and amortization	(19,000)	(40,000)
Unrealized gain	(2,000)	(5,000)
Legal settlement with investor	-	180,000
Non-cash stock compensation	115,000	111,000
Non-cash lease expense	10,000	17,000
Accumulated amortization	80,000	90,000
Other items, net	6,000	13,000
Total deferred income tax assets	$344,000	$972,000

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

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

The Company leases the space for its two offices in Hauppauge, New York and Edison, New Jersey. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating leases are in right-of-use assets and operating lease liabilities in our consolidated balance sheets.

The Company’s leases for its two offices are classified as operating leases.

The lease agreements for Hauppauge and New Jersey expire on December 31, 2023 and May 31, 2027, respectively, and do not include any renewal options.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the fiscal years ended May 31, 2023 and 2022, the Company’s operating lease expense for these leases was $282,000 and $326,000, respectively.

Future minimum lease payments under non-cancelable operating leases as of May 31, 2023 were as follows:

Twelve Months Ended May 31,
2024	$179,035
2025	123,840
2026	126,936
2027	130,109

Total undiscounted operating lease payments	559,920
Less imputed interest	67,493

Present value of operating lease payments	$492,427

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

The following table sets forth the right-of-use assets and operating lease liabilities as of May 31, 2023:

Assets
Right-of-use assets	$459,171

Liabilities
Current operating lease liabilities	$150,167
Long-term operating lease liabilities	342,260

Total operating lease liabilities	$492,427

The weighted average remaining lease term for the Company’s operating leases is 3.6 years. The weighted average incremental borrowing rate was 7%.

(4)	Credit Facility

On November 27, 2019, TSR closed on a five-year revolving credit facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) which provides funding to TSR and its direct and indirect subsidiaries, TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix, S.A.R.L., each of which, together with TSR, is a borrower under the Credit Facility. Each of the borrowers has provided a security interest to the Lender in all of their respective assets to secure amounts borrowed under the Credit Facility.

TSR expects to utilize the Credit Facility for working capital and general corporate purposes. The maximum amount that may now be advanced under the Credit Facility at any time shall not exceed $2,000,000.

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of May 31, 2023 was 8.25%, indicating an interest rate of 10.00% on the Credit Facility. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all applicable covenants at May 31, 2023.

As of May 31, 2023, the net payments exceeded borrowings outstanding against the Credit Facility resulting in a receivable from the Lender of $71,904, which is include in “Other receivables” in the consolidated balance sheet. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

(5)	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties. In exchange for certain releases, the Term Sheet called for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which could be paid in cash or common stock at the Company’s option. There was no interest due on these payments. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The $300,000 payment due on June 30, 2021 was paid when due. The two cash payments of $300,000 each were made by June 30, 2022 in full satisfaction of the settlement.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

(6)	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in the report, including Notes 5, 7, and 10 to the Consolidated Financial Statements.

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

In October 2021, the Company and Hughes agreed through mediation to settle this matter in order to avoid lengthy and costly litigation and discovery expenses. After adjusting for insurance reimbursement, the Company accrued a charge of $580,000 to selling, general and administrative expenses in the fiscal year ended May 31, 2022. The total settlement of $705,000 was paid in full in October 2021.

(8)	Payroll Protection Program Loan

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

(9)	Intangible Assets

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

Intangible assets are as follows:

	May 31,		May 31,
	2022	Amortization	2023
Database (estimated life 5 years)	$149,500	$46,000	$103,500
Non-compete agreement (estimated life 2 years)	1,250	1,250	-
Trademark (estimated life 3 years)	25,000	20,000	5,000
Customer relationships (estimated life 15 years)	1,325,000	100,000	1,225,000
Total	$1,500,750	$167,250	$1,333,500

No instances of triggering events or impairment indicators were identified at May 31, 2023 or 2022.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

(10) Related Party Transactions

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

On February 3, 2021, the transaction was completed and QAR Industries, Inc. purchased 348,414 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, purchased 27,586 shares of TSR’s common stock from Fintech Consulting LLC at a price of $7.25 per share (the “Transaction”). The foregoing Transaction was the subject of litigation due to a complaint filed by Fintech Consulting LLC on December 1, 2021 in the United States District Court for the District of New Jersey under docket Fintech Consulting LLC v. TSR, Inc. et al, Docket No. 2:21-cv-20181-KSH-AME (the “New Jersey Action”). The New Jersey Action was dismissed on December 7, 2022 on jurisdictional grounds on the motion of TSR. Following that dismissal, Fintech Consulting LLC re-filed the lawsuit regarding the foregoing transaction in the Delaware Court of Chancery on January 12, 2023 under docket number Fintech Consulting LLC DBA APTASK v. TSR, Inc., et al., civil action no. 2023-0030-MTZ (the “Delaware Chancery Action”). On January 23, 2023, the Delaware Chancery Action was dismissed without prejudice. On January 22, 2023, Fintech Consulting LLC filed an action in the United States District Court for the District of Delaware under docket Fintech Consulting, LLC v. TSR, Inc., et al, Case Number: 1:23-cv-00074-MN (U.S. Dist. Ct. Dist. of Delaware) (“the Delaware Federal Action”), alleging claims against the Defendants under: (i) Section 10(b) of the Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5, and (ii) the common law, in each case in connection with the Transaction. In order to avoid the time and expense of litigation, the parties negotiated a settlement of this matter pursuant to a settlement agreement and release dated April 24, 2023. As a result, the Company accrued $75,000 in the quarter ended February 28, 2023. This amount was subsequently paid in the fourth quarter of fiscal 2023. Upon the payment of the settlement amount (i) the plaintiffs forever released and discharged the defendants from any and all claims or liability of any nature whatsoever; (ii) the defendants forever released and discharged the plaintiffs from any and all claims or liability of any nature whatsoever that relate to the Delaware Federal Action or the Transaction; and (iii) the plaintiffs filed a Stipulation of Dismissal with Prejudice on April 27, 2023.

The Company has provided placement services for an entity in which a Board of Director of the Company is the CEO. Revenues for such services in fiscal 2023 and 2022 in the amounts of $71,000 and $59,000, respectively. There were no amounts outstanding as accounts receivable from this entity as of May 31, 2023.

(11) Common Stock

Our certificate of incorporation, as amended, authorizes the issuance of up to 12,500,000 shares of common stock, $0.01 par value per share.

On October 8, 2021, the Company filed an automatic shelf registration statement on Form S-3 (File No. 333-260152) (the “2021 TSRI Shelf”) which contains (i) a base prospectus, which covers the offering, issuance and sale by the Company of up to $5,000,000 in the aggregate of shares of common stock from time to time in one or more offerings; and (ii) a sales agreement prospectus, which covers the offering, issuance and sale by the Company of up to $4,167,000 in the aggregate of shares of common stock that may be issued and sold from time to time under an at-the-market sales agreement (the “ATM”) by and between the Company and A.G.P./Alliance Global Partners, as sales agent (the “Agent”). The $4,167,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $5,000,000 of shares of common stock that may be offered, issued and sold by the Company under the base prospectus. Upon termination of the sales agreement, any portion of the $4,167,000 included in the sales agreement prospectus that is not sold pursuant to the sales agreement will be available for sale in other offerings pursuant to the base prospectus and if no shares are sold under the agreement, the full $4,167,000 of securities may be sold in other offerings pursuant to the base prospectus. Under the ATM, we pay the Agent a commission rate equal to 3.0% of the gross sales price per share of all shares sold through the Agent under the sales agreement.

(Continued)

TSR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

May 31, 2023 and 2022

During the fiscal year ended May 31, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,783,798 after deducting $181,825 in commissions and other transactions costs. There were no shares sold during the fiscal year ended May 31, 2023.

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

(12) Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one-, two- and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of TSR’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. During the fiscal years ended May 31, 2023 and 2022, $219,000 and $565,000, respectively, has been record as stock-based compensation expense and included in selling, general and administrative expenses. As of May 31, 2023, there is approximately $68,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; 82,499 awards vested to date, of which 16,635 were forfeited to pay taxes applicable to the stock awards.

(13) Stock Repurchase Program

On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program commenced two business days after the filing of the related Form 8-K and is authorized for twelve (12) months following the commencement date.

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

During the fiscal year ended May 31, 2023, 26,714 shares of the Company’s common stock were repurchased at an aggregate cost of $212,892. No shares were repurchased in the fiscal year ended May 31, 2022.

TSR, INC. AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of May 31, 2023.

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

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

TSR, INC. AND SUBSIDIARIES

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the Company’s definitive proxy statement in connection with the 2023 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements as indicated in the index set forth on page 16.

Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits as listed in Exhibit Index on page 37.

Item 16. Form 10-K Summary- not used

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

TSR, INC.

By:	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Dated:	August 11, 2023

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

/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer

/s/ Bradley M. Tirpak
Bradley M. Tirpak, Chairman of the Board of Directors

/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

/s/ Robert Fitzgerald
Robert Fitzgerald, Director

Dated: August 11, 2023

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K, MAY 31, 2023

Exhibit
Number	Exhibit

3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the year ended May 31,2021 filed by the Company on August 23, 2021.

3.2	Certificate of Elimination of Class A Preferred Stock, Series One of TSR, Inc., as filed with the Secretary of State of the State of Delaware on April 1, 2021, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on April 1, 2021.

3.3	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended May 31, 2020 filed by the Company on August 17, 2020.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended May 31,2021 filed by the Company om August 23, 2021.

10.1	Amended and Restated Employment Agreement dated as of November 2, 2020 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.2	Employment Agreement, dated as of November 2, 2020 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-k filed by the Company on November 6, 2020.

10.3	Loan and Security Agreement dated as of November 27, 2019 among Access Capital, Inc., TSR, Inc., TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix S.A.R.L., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 2, 2019.

10.4	Form of Restricted Stock Grant Notice and Restricted Stock Purchase Agreement, incorporated by reference to our current report on Form 8-K filed with the SEC on February 1, 2021 as Exhibit 10.1.

10.5	TSR, Inc. 2020 Equity Incentive Plan, incorporated by reference to our current report on Form S-8 filed with the SEC on December 18, 2020 as Exhibit 4.6.

10.6	Sales Agreement, dated October 8, 2021 by and between TSR, Inc. and A.G.P,/ Alliance Global Partners, incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 8, 2021 as Exhibit 1.1.

10.7	Settlement Agreement and Release, dated April 24, 2023, by and among TSR, Inc., QAR Industries, Inc., Robert Fitzgerald, Bradley Tirpak, Fintech Consulting, LLC and Taj Haslani, incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 26, 2023 as Exhibit 10.1.

10.8	Addendum to Employment Agreement, dated as of July 31, 2023 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 2, 2023.

21	List of Subsidiaries.

23.1	Consent of CohnReznick LLP, Independent Registered Accounting Firm.

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX (continued)

FORM 10-K, MAY 31, 2023

Exhibit
Number	Exhibit

31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

101	XBRL (extensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended May 31, 2023 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.