Form 10-K/A
period 2023-05-31
TSR INC
filed 2023-09-22
CIK 98338

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of $7.5943 at November 30, 2022 was $8,404,000.

The number of shares of the Registrant’s common stock (“Common Stock”) outstanding as of September 20, 2023 was 2,143,712.

Auditor Name:	Auditor Location:	Auditor Firm ID:
CohnReznick LLP	Melville, New York	PCAOB ID 596

EXPLANATORY NOTE

TSR, Inc. (“TSR” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended May 31, 2023, which was filed with the SEC on August 11, 2023 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after the last day of the Company’s fiscal year on May 31, 2023.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Amendment, and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements as to the Registrant’s plans, future prospects and future cash flow requirements, are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those set forth in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to, the following: the statements concerning the success of the Registrant’s plan for growth, both internal and through the previously announced pursuit of suitable acquisition candidates; the successful integration of announced acquisitions and any anticipated benefits therefrom; the impact of adverse economic conditions on client spending which have a negative impact on the Registrant’s business, which includes, but is not limited to, risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Registrant’s contract computer programming services will continue to adversely affect the Registrant’s business; the concentration of the Registrant’s business with certain customers; uncertainty as to the Registrant’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Registrant’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Registrant is a party; and other risks and uncertainties described in the Registrant’s filings under the Exchange Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and positions and offices held with the Company of each director and executive officer of the Company. Directors are classified as either Class I, Class II or Class III directors, with each class serving for a term of three (3) years. The term of Class II directors is set to expire at the 2023 annual meeting of stockholders of the Company. The term of Class I directors is set to expire at the 2024 annual meeting of stockholders, and the term of Class III directors is set to expire at the 2025 annual meeting of stockholders. There is currently no Class III director on the Board of Directors of the Company (the “Board”). Executive officers serve until such time as their successor is duly elected and qualified.

Name	Age	Position	Year First Officer or Director
Bradley M. Tirpak(1)(2)(3)(4)	53	Chairman of the Board and Class I Director	2019
Thomas Salerno	55	Chief Executive Officer, President and Treasurer	2020
John G. Sharkey	64	Senior Vice President, Chief Financial Officer and Secretary	1990
H. Timothy Eriksen(1)(2)(3)(4)(5)(7)	54	Class I Director	2019
Robert Fitzgerald(1)(2)(3)(4)(6)	59	Class II Director	2019

(1)	Member of the Compensation Committee of the Board.

(2)	Member of the Audit Committee of the Board.

(3)	Member of the Nominating Committee of the Board.

(4)	Member of the Special Committee of the Board.

(5)	Mr. Eriksen is the Chairman of the Audit Committee of the Board and the Chairman of the Nominating Committee of the Board.

(6)	Mr. Fitzgerald is the Chairman of the Compensation Committee of the Board and the Chairman of the Special Committee of the Board.

(7)	Lead independent director.

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

Biographical Information

Mr. Bradly M. Tirpak was elected as a Class I director of the Company at the 2018 annual meeting of stockholders on October 22, 2019.  He was appointed as the Chairman of the Board on December 30, 2019.  Mr. Tirpak is a professional investor with more than 25 years of investing experience. From October of 2019 through June of 2023,, Mr. Tirpak served as a director, Chairman, and then CEO of Liberated Syndication Inc., a leading provider of podcast hosting and advertising services. Since September of 2016, he has served as a portfolio manager and Managing Director of Palm Active Partners, LLC, a private investment company. He also previously served as a portfolio manager at Credit Suisse First Boston, Caxton Associates, Sigma Capital Management, Chilton Investment Company and Locke Partners. Mr. Tirpak served as a director of Full House Resorts, Inc., a publicly trading gaming and lodging company, from December of 2014 through January of 2021, as a director at Applied Minerals, Inc., a publicly traded specialty materials company, from April 2015 to March 2017, as a director at Flowgroup plc, an energy supply and services business in the United Kingdom, from June 2017 to October 2018 and as a director at Birner Dental Management Services, Inc., a publicly traded dental service organization, from December 2017 to January 2019.  From April of 2020 through April of 2023, he served as a director of Barnwell Industries Inc., a publicly traded company engaged in real estate development and oil and gas exploration. Mr. Tirpak also currently serves as trustee of The Halo Trust, the world’s largest humanitarian mine clearance organization focused on clearing the debris of war which currently operates in over 25 countries including Afghanistan, Ukraine and Iraq. Mr. Tirpak earned a B.S.M.E. from Tufts University and an M.B.A. from Georgetown University.

The Company believes that Mr. Tirpak is a valuable member of the Board due to his knowledge and experience in investing, capital allocation and corporate governance, as well as his experience serving on the boards of publicly traded companies.

Mr. H. Timothy Eriksen was elected as a Class I director of the Company at the 2018 annual meeting of stockholders on October 22, 2019. He was appointed by the Board as the Chairman of the Audit Committee of the Board on December 30, 2019. Mr. Eriksen founded Eriksen Capital Management, an investment advisory firm (“ECM”), in 2005. Mr. Eriksen is the President of ECM. Mr. Eriksen is the Chief Executive Officer and Chief Financial Officer of, and since July 2015 has been a director of, Solitron Devices, Inc. (“Solitron”). Solitron designs, develops, manufactures and markets solid-state semiconductor components and related devices primarily for the military and aerospace markets. From April 2018 through August 2021, Mr. Eriksen was a director of Novation Companies, Inc. (“Novation”). Novation owned Healthcare Staffing, Inc., which, among other activities, provided outsourced healthcare staffing and related services. From August  2021 through August 2023, Mr. Eriksen was a director of PharmChem, Inc., which offers a sweat patch device to test for drug abuse. On September 1, 2023, Mr. Eriksen rejoined the board of PharmChem and was named Chairman of the Board. Prior to founding ECM, Mr. Eriksen worked for Walker’s Manual, Inc., a publisher of books and newsletters on micro-cap stocks, unlisted stocks and community banks. Earlier in his career, Mr. Eriksen worked for Kiewit Pacific Co, a subsidiary of Peter Kiewit Sons, as an administrative engineer on the Benicia Martinez Bridge project. Mr. Eriksen received a B.A. from The Master’s University and an M.B.A. from Texas A&M University.

The Company believes that Mr. Eriksen is a valuable member of the Board based on his strong business and financial background, and his experience serving in leadership- and management-level roles with responsibility for formulating business and operational strategy.

Mr. Robert Fitzgerald was appointed as a Class II director of the Company by the Board on December 30, 2019. Mr. Fitzgerald is a seasoned business executive with over 25 years of experience helping companies grow. From 1999 through 2008, he served as the CEO of YDI/Proxim Wireless, an early pioneer of the wireless networking equipment industry. From 2009 through 2010, he served as a consultant and later the President of Ubiquiti Networks, now Ubiquiti, Inc. (NYSE: UI), a world leading provider of wireless and non-wireless networking equipment. He currently holds majority interest and provides executive management services to Long Wave, Inc., a service provider to the defense industry, and Starline Costume, LLC, a provider of Halloween costumes, and is CEO of QAR Industries, Inc., an investment company that holds interests in a portfolio of public and private companies, including Antenna Products Corporation and SeeView Securities, Inc. Mr. Fitzgerald earned a B.A. in Economics and a J.D. from the University of California, Los Angeles.

The Company believes that Mr. Fitzgerald’s extensive experience in and knowledge of the information technology (“IT”) industry and career serving in management-level positions for public and private companies make him a valuable member of the Board.

Mr. Thomas Salerno was appointed President, Chief Executive Officer and Treasurer of the Company effective as of March 23, 2020. Since 2011, Mr. Salerno had served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit. Mr. Salerno has over 20 years of experience in the technology consulting industry. Prior to joining the Company, Mr. Salerno spent eight years at Open Systems Technology as Associate Director, two years as Vice President of Sales and Recruiting for Versatech Consulting, and three years as an Account Representative for Robert Half Technologies. Mr. Salerno holds a Bachelor’s Degree from Johnson and Wales University.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during the fiscal year ended May 31, 2023.

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

Item 11.  Executive Compensation.

Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers (as defined below) for services in all capacities to the Company for the fiscal years ended May 31, 2023 and 2022. The Named Executive Officers for the fiscal years ended May 31, 2023 and 2022 are (1) Thomas Salerno, our President and Chief Executive Officer; (2) John G. Sharkey, our Senior Vice President and Chief Financial Officer, and (3) Mohammed Shah Syed, our Director of Sales and Recruiting (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Thomas Salerno,	2023	$350,000	$118,000	$-	$-	$-	$-	$2,000	(4)	$470,000
President and Chief Executive Officer (1)	2022	$350,000	$64,000	$-	$-	$-	$-	$2,000	(4)	$416,000

John G. Sharkey,	2023	$310,000	$82,000	$-	$-	$-	$-	$8,000	(4)	$400,000
Senior Vice President and Chief Financial Officer (2)	2022	$310,000	$41,000	$-	$-	$-	$-	$8,000	(4)	$359,000

Mohammed Shah Syed,	2023	$325,000	$85,000	$-	$-	$-	$-	$4,000	(4)	$414,000
Director of Sales and Recruiting (3)	2022	$235,000	$31,000	$-	$-	$-	$-	$4,000	(4)	$270,000

(1)	Thomas Salerno was appointed as President and Chief Executive Officer of the Company effective March 23, 2020.

(2)	John G. Sharkey was appointed as Senior Vice President and Chief Financial Officer effective June 1, 2019. Previously, Mr. Sharkey served as Vice President, Finance.

(3)	Mohammed Shah Syed was promoted to Director of Sales and Recruiting effective June 1, 2020. Previously, Mr. Syed served as Recruiting Manager

(4)	Amount related to the named executive’s personal use of an automobile provided by the Company.

Outstanding Equity Awards at Fiscal Year End

In October of 2020, the Company adopted the TSR, Inc. 2020 Equity Incentive Plan (“the Plan”) which was subsequently approved by the Shareholders at the combined 2019 and 2020 Annual Meeting held on November 19, 2020. The Plan allows for a maximum of 200,000 shares in the form of non-qualified stock options, incentive stock options, restricted awards, stock appreciation rights, cash awards, performance share awards and other equity based awards to employees, consultants, directors and those individuals whom the Board determines are reasonably expected to become employees, consultants or directors following the date of grant. The table below sets forth the outstanding equity awards issued under the Plan as of May 31, 2023 with respect to the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Thomas Salerno	-	-	-	-	-	-	-	5,000	(1)(2)	$37,450
	-	-	-	-	-	-	-	8,334	(3)(2)	$62,422
John G. Sharkey	-	-	-	-	-	-	-	3,334	(1)(2)	$24,972
	-	-	-	-	-	-	-	5,000	(3)(2)	$37,450
Mohammed	-	-	-	-	-	-	-	1,000	(1)(2)	$4,940
Shah Syed	-	-	-	-	-	-	-	3,000	(3)(2)	$22,470

(1)	Representing shares of common stock under time vesting stock awards, issued on January 28, 2021, which fully vest on the applicable vesting date, so long as the grantee remains an employee of the Company.

(2)	The vesting date for these shares is January 28, 2024.

(3)	Representing shares of common stock under performance vesting stock awards, issued on January 28, 2021, which, so long as the grantee remains an employee of the Company, will (i) fully vest upon the satisfaction of the “performance condition” defined in the grant agreements, which relates to the market price of the Company’s common stock over a stated period of time, and (ii) expire on January 28, 2023 and 2024, respectively, if the performance condition is not satisfied. The “performance condition” entails the common stock share price trading above the applicable share target for 30 consecutive trading days between the issue date and the expiration date. If the applicable share target (a) is reached for 30 consecutive days before the vesting date and (b) the stock is above the applicable share target on the vesting date, the award shares shall vest on the vesting date. If the applicable share target is reached after the vesting and before the expiration date, the shares vest upon the stock trading for 30 consecutive days above the applicable share target.

Employment Agreements and Arrangements

On November 3, 2020, TSR entered into an Employment Agreement with its Chief Executive Officer, Thomas C. Salerno, as amended by that certain Addendum to Employment Agreement dated July 31, 2023 between the Company and Mr. Salerno (collectively, the “CEO Employment Agreement”), effective as of November 2, 2020.

On November 3, 2020, TSR entered into an Amended and Restated Employment Agreement with its Chief Financial Officer, John Sharkey (the “CFO Employment Agreement”, collectively with the CEO Employment Agreement, the “Employment Agreements”), effective as of November 2, 2020. The CFO Employment Agreement superseded the Amended and Restated Employment Agreement dated May 24, 2019 between the Company and Mr. Sharkey in its entirety.

On January 1, 2023, TSR entered into an Employment Agreement with its Director of Recruiting and Sales, Mohammed Shah Syed, as amended by that certain Addendum to Employment Agreement dated August 1, 2023, between the Company and Mr. Syed (collectively, the “R&S Employment Agreement”), effective January 1, 2023.

Employment Term and Position. The term of employment of each of Messrs. Salerno, Sharkey and Syed expires on November 3, 2026, November 2, 2023 and July 31, 2026, respectively, and any continued employment following such terms will be on an “at-will” basis. During their respective terms of employment, Mr. Salerno will serve as Chief Executive Officer of the Company, Mr. Sharkey will serve as Chief Financial Officer of the Company and Mr. Syed will serve as Director of Recruiting and Sales of the Company.

Base Salary, Annual Bonus Equity Compensation and Other Benefits.

Pursuant to their Employment Agreements, Messrs. Salerno, Sharkey and Syed are entitled to annual base salaries of $350,000 (increasing to $395,000 as of November 3, 2023), $310,000 and $350,000, respectively, as may be adjusted by the Board.

Messrs. Salerno and Sharkey will be eligible to receive annual cash bonuses up to 35% (increasing to 45% as of November 3, 2023) and 25% of their respective base salaries, respectively, based on the Company’s financial information and established by the Board, upon the condition that Messrs. Salerno and Sharkey are active employees on the last day of the related fiscal year and there are no publicly reportable audit findings for the fiscal year. Any annual bonus will be paid in two installments, i.e., 50% of the estimated annual bonus will be advanced within 30 days of the end of the fiscal year and the balance equal to the final annual bonus determined by the Board minus the estimate advanced after the filing of the Company’s 10-K for the fiscal year. Messrs. Salerno and Sharkey will also be eligible to receive equity awards under the Company’s equity incentive plan, certain benefits including vacation, group medical health, group insurance and similar benefits, a monthly car allowance of $1,800 and $800, respectively, and reimbursement of approved business expenses.

Mr. Syed is also eligible to receive an annual bonus for each fiscal year during his term of employment based on individual performance and Company financial information, upon the condition that Mr. Syed is actively working for the Company on the date any bonuses are paid. Mr. Syed is also eligible to receive equity awards under the Company’s equity incentive plan, certain benefits including vacation, group medical health, group insurance and similar benefits, a monthly car allowance of $500, and reimbursement of approved business expenses.

Termination Entitlement and Severance.

Messrs. Salerno and Sharkey

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

Mr. Syed

In the event that the Company terminates Mr. Syed’s employment (a) for “Cause” (as defined in his R&S Employment Agreement) or (b) upon his death or disability or (c) due to a threat of litigation or litigation is initiated by a third party against the Company or against Mr. Syed as it relates to his employment with the Company, then the Company’s sole obligations to Mr. Syed shall be the Termination Entitlement.

In the event that the Company terminates Mr. Syed’s employment for reasons other than the above-enumerated reasons, Mr. Syed will be entitled to the Termination Entitlement plus a severance payment consisting of one year of base salary (the “Syed Severance Payment”) as well as a health benefit comprising of continued participation in the Company’s group health plan for one year, subject to certain conditions provided in the R&S Employment Agreement (the “Syed Health Benefit”).

Pursuant to the R&S Employment Agreement, the Company’s obligation to pay any Syed Severance Payment or Syed Health Benefit or any related benefits to which Mr. Syed is not automatically entitled under the law will be subject to his execution of an effective release of claims in favor of the Company, its affiliates and their related persons, in a form to be provided by the Company. In addition, in the event that Mr. Syed breaches the restrictive covenants under his R&S Employment Agreement, any amounts due to him other than his Termination Entitlement will be forfeited.

Restrictive Covenants.

Messrs. Salerno and Sharkey

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

Mr. Syed

Pursuant to the R&S Employment Agreement, Mr. Syed is subject to certain restrictive covenants including (i) protection of confidential information, (ii) non-disparagement, (iii) non-solicitation of employees for a period of one year after the termination of employment, (iv) noncompetition for a period of one year after the termination of employment and (v) non-solicitation of the Company’s clients for a period of one year after the termination of employment.

Director Compensation

The following table sets forth information concerning the compensation of the non-officer directors of the Company who served as directors during the fiscal year ended May 31, 2023. Directors of the Company who also serve as executive officers of the Company are not paid any compensation for their service as directors. There are currently no executive officers also serving as directors.

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

For their service, members of the Board who are not officers of the Company received a pro-rated amount of an annual retainer of $10,000, payable quarterly, based on period of time they respectively served during fiscal 2023.

Bradley M. Tirpak received an additional annual retainer of $10,000 for his service as Chairman of the Board during fiscal 2023.

H. Timothy Eriksen received an additional annual retainer of $10,000 for his service as Chairman of the Audit Committee during fiscal 2023. Mr. Eriksen did not receive any additional retainer for his service as Chairman of the Nominating Committee of the Board or lead independent director during fiscal 2023.

Robert Fitzgerald received an additional annual retainer of $10,000 for his service as Chairman of the Compensation Committee during fiscal 2023. Mr. Fitzgerald did not receive any additional retainer for his service as Chairman of the Special Committee of the Board during fiscal 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information with respect to the Plan as of May 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	22,500
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	22,500

(1)	The securities available under the Plan for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

Principal Stockholders and Security Ownership of Management

The outstanding voting stock of the Company as of September 20, 2023 consisted of 2,143,712 shares of Common Stock. The table below sets forth the beneficial ownership of the Common Stock of the Company’s directors, named executive officers and persons known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock as of September 20, 2023:

	Beneficial Ownership of Common Stock
Name of Beneficial Owner – Directors, Named Executive Officers and 5% Stockholders	No. of Shares (1)		Percent of Class
Bradley M. Tirpak (2)(3)	58,446	(4)	2.7%
H. Timothy Eriksen (2)(3)	11,800	(5)	0.6%
Thomas Salerno (2)(6)	13,198	(6)	0.6%
John G. Sharkey (2)(7)	14,940	(7)	0.7%
Mohammed Shah Syed (2)(13)	2,492	(13)	0.1%
Robert Fitzgerald (2)(3)(8)	545,499	(9)	25.4%
Philip J. LaBlonde (10)	135,000		6.3%
QAR Industries, Inc. (8)	498,884		23.2%
Zeff Capital, L.P. (11)	437,774		20.4%
Zeff Holding Company, LLC (11)	437,774	(12)	20.4%
Daniel Zeff (11)	437,774	(12)	20.4%
All Directors and Named Executive Officers as a Group (5 persons)	646,375		30.1%

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s Common Stock if such person has voting or investment power with respect to such shares. This includes shares of Common Stock (a) subject to options exercisable within sixty (60) days, and (b) (1) owned by a person’s spouse, (2) owned by other immediate family members who share a household with such person, or (3) held in trust or held in retirement accounts or funds for the benefit of the such person, over which shares the person named in the table may possess voting and/or investment power. Unless otherwise stated herein, each beneficial owner has sole voting power and sole investment power.

(2)	This named executive officer and/or director maintains a mailing address at 400 Oser Avenue, Suite 150, Hauppauge, New York 11788.

(3)	Such person currently serves as a director of the Company.

(4)	Based on the Form 4 filed by Bradley M. Tirpak with the SEC on May 28, 2021. The amount does not include 15,000 unvested restricted stock awards.

(5)	The amount does not include 15,000 unvested restricted stock awards.

(6)	Thomas Salerno served as the Managing Director of TSR Consulting Services, Inc., the Company’s IT consulting services subsidiary and largest business unit, since 2011. He was appointed as President and Chief Executive Officer of the Company effective March 23, 2020. The amount does not include 21,667 unvested restricted stock awards.

(7)	John G. Sharkey served as the Vice President, Finance, Controller and Secretary of the Company until June 1, 2019. Effective June 1, 2019, Mr. Sharkey was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company. The amount does not include 13,334 unvested restricted stock awards.

(8)	Based on the Form 4 filed by Robert Fitzgerald with the SEC on February 1, 2022. Robert Fitzgerald is the President of QAR Industries, Inc. and the reporting persons maintain a mailing address at 101 SE 25th Avenue, Mineral Wells, Texas 76067. The amount does not include 15,000 unvested restricted stock awards.

(9)	Represents the same shares owned by QAR Industries, Inc.

(10)	Based on a Schedule 13D filed by Philip J. LaBlonde with the SEC on August 12, 2016. Based on the Schedule 13D, Philip J. LaBlonde maintains a mailing address at 15120 Honors Circle, Carmel, Indiana 46033.

(11)	Based on an Amendment to Schedule 13D filed by Zeff Capital, L.P., Zeff Holding Company, LLC and Daniel Zeff with the SEC on August 17, 2020. Based on the Amendment to Schedule 13D, Zeff Capital, L.P. is the owner of the 437,774 shares reported on the Amendment; Zeff Holding Company, LLC is the general partner of Zeff Capital, L.P.; Daniel Zeff is the sole manager of Zeff Holding Company, LLC; and all of the reporting persons maintain a mailing address at 885 Sixth Avenue, New York, New York 10001.

(12)	Represents the same shares owned by Zeff Capital, L.P.

(13)	Mohammed Shah Syed was promoted to Director of Sales and Recruiting effective June 1, 2020. Previously, Mr. Syed served as recruiting manager. The amount does not include 6,000 unvested restricted stock awards.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The Audit Committee is responsible for reviewing and approving all transactions between the Company and any related party pursuant to the Audit Committee’s charter. Except as described below, the Company was not a participant in any transaction since the beginning of the 2023 fiscal year in which any related person had a direct or indirect material interest and in which the amount involved exceeded the lesser of $120,000 or 1% of the average of the Company’s total assets at the end of each of the Company’s two prior fiscal years, and no such transactions are currently proposed.

Fintech Consulting Matter

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

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey, related to the foregoing transaction. The named Defendants in the complaint were the Company, QAR Industries, Inc., Robert E. Fitzgerald, a director and a shareholder of QAR Industries, Inc., and Bradley Tirpak. The complaint purported to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR's common stock, and QAR Industries, Inc. and Mr. Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff sought (i) judgment declaring the transactions represented by the SPA null and avoid and returning the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgement unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of suit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. Fintech filed its first amended complaint on March 2, 2022 which Defendants moved to dismiss on April 19, 2022. On December 7, 2022, the court granted Defendants’ motion and dismissed the New Jersey Action on jurisdictional grounds.

Following the dismissal of the original lawsuit, the Plaintiff filed another complaint relating to the SPA against the Defendants on January 12, 2023 in the Court of Chancery of the State of Delaware (the “Delaware Chancery Action”), asserting claims and seeking relief substantially similar to that which was asserted and sought in the preceding lawsuit. The Delaware Chancery Action was dismissed without prejudice by the court on January 23, 2023.

On January 22, 2023, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of Delaware (the “Delaware Federal Action’). The Delaware Federal Action, in sum and substance, asserted claims and sought relief substantially similar to that contained in both the New Jersey Action and the Delaware Chancery Action.

Although the Company believed the Delaware Federal Action described above to be without merit, to avoid the time and expense of litigation, the Company negotiated with Fintech to settle this matter pursuant to a settlement agreement and release dated April 24, 2023. An amount of $75,000 was paid in the fourth quarter of fiscal 2023 to settle this matter. Upon the payment of the settlement amount (i) the plaintiffs forever released and discharged the defendants from any and all claims or liability of any nature whatsoever; (ii) the defendants forever released and discharged the plaintiffs from any and all claims or liability of any nature whatsoever that relate to the Delaware Federal Action or the SPA; and (iii) the plaintiffs filed a Stipulation of Dismissal with Prejudice on April 27, 2023.

Zeff Capital, L.P. Matter

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement. In exchange for certain mutual releases, the Term Sheet called for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which was payable in cash or common stock at the Company’s option. There was no interest due on these payments. The $300,000 payment due on June 30, 2021 was paid by the due date. The agreement also has protections to defer such payment dates so that the debt covenants with the Company’s lender were not breached. On August 13, 2020, the Company, Zeff, Zeff Holding Company, LLC and Daniel Zeff entered into a settlement agreement to reflect these terms. Any installment payment that was deferred as permitted above accrued interest at the prime rate plus 3.75%, and Zeff had the option to convert such deferred amounts (plus accrued interest if any) into shares of the Company’s stock. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The two remaining cash payments of $300,000 each were made by June 30, 2022 in full satisfaction of the settlement.

Board of Directors and Director Independence

The Board of Directors for the 2023 fiscal year consisted of Bradley M. Tirpak (Chairman), H. Timothy Eriksen and Robert Fitzgerald.

Bradley M. Tirpak, H. Timothy Eriksen and Robert Fitzgerald qualify as “independent directors” under the NASDAQ rules.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by CohnReznick LLP for professional services related to the audit of the Company’s annual consolidated financial statements and the review of the interim consolidated condensed financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended May 31, 2023 and 2022 were $115,000 and $86,000, respectively.

Audit-Related Fees

In the fiscal year ended May 31,2023, there were no audit-related fees billed by CohnReznick LLP. In the fiscal year ended May 31, 2022, fees billed by CohnReznick LLP for audit-related services were $25,000 related to giving consent to re-issue their audit report in connection with a Form S-3 Registration Statement.

Tax Fees

There were no fees billed by CohnReznick LLP for tax services during the fiscal years ended May 31, 2023 or 2022.

All Other Fees

There were no fees billed by CohnReznick LLP related to any other non-audit services for the fiscal years ended May 31, 2023 or 2022.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements filed as part of this report are indexed in the table of contents of the Original Filing and incorporated by reference to the Original Filing. Financial Statement Schedules have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this report on Form 10-K/A.

TSR, INC. AND SUBSIDIARIES

EXHIBIT INDEX

FORM 10-K/A, SEPTEMBER 22, 2023

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2021 filed by the Company on August 23, 2021.

3.2	Certificate of Elimination of Class A Preferred Stock, Series One, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K by the Company filed on April 1, 2021.

3.3	Amended and Restated Bylaws, as amended, incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K for the year ended May 31, 2020 filed by the Company on August 17, 2020.

4.1	Description of Registered Securities, incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended May 31, 2021 filed by the Company on August 23, 2021.

10.1	Amended and Restated Employment Agreement dated as of November 2, 2020 between the Company and John G. Sharkey, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.2	Employment Agreement dated as of November 2, 2020 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on November 6, 2020.

10.3	Loan and Security Agreement dated as of November 27, 2019 among Access Capital, Inc., TSR, Inc., TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix S.A.R.L., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 2, 2019.

10.4	Form of Restricted Stock Grant Notice and Restricted Stock Purchase Agreement, incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 1, 2021 as Exhibit 10.1.

10.5	TSR, Inc. 2020 Equity Incentive Plan, incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed with the SEC on December 18, 2020 as Exhibit 4.6.

10.6	Sales Agreement dated October 8, 2021 by and between TSR, Inc. and A.G.P./Alliance Global Partners, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on October 8, 2021 as Exhibit 1.1.

10.7	Settlement Agreement and Release, dated April 24, 2023, by and among TSR, Inc., QAR Industries, Inc., Robert Fitzgerald, Bradley Tirpak, Fintech Consulting, LLC and Taj Haslani, incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 26, 2023 as Exhibit 10.1.

10.8	Addendum to Employment Agreement, dated as of July 31, 2023 between the Company and Thomas Salerno, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 2, 2023.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended May 31, 2022 filed with the SEC on August 11, 2023.

23.1	Consent of CohnReznick LLP, Independent Registered Accounting Firm, incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K for the year ended May 31, 2023 filed with the SEC on August 11, 2023.

31.1	Certification by Thomas Salerno Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification by John G. Sharkey Pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification of Thomas Salerno Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Sharkey Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation and Agreement of Settlement, dated as of December 16, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on December 17, 2019.

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File-the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSR, INC.

Date: September 22, 2023	By:	/s/ Thomas Salerno
Thomas Salerno
President, Chief Executive Officer, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 22, 2023	By:	/s/ Thomas Salerno
Thomas Salerno
Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: September 22, 2023	By:	/s/ John G. Sharkey
John G. Sharkey
Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer

Date: September 22, 2023	By:	/s/ Bradley M. Tirpak
Bradley M. Tirpak, Chairman of the Board of Directors

Date: September 22, 2023	By:	/s/ H. Timothy Eriksen
H. Timothy Eriksen, Director

Date: September 22, 2023	By:	/s/ Robert Fitzgerald
Robert Fitzgerald, Director