Form 10-Q
period 2023-08-31
TSR INC
filed 2023-10-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2023

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

As of October 11, 2023, there were 2,143,712 shares of common stock, par value $0.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

August 31, 2023 and May 31, 2023

	August 31,	May 31,
	2023	2023
ASSETS	(Unaudited)	(see Note 1)
Current Assets:
Cash and cash equivalents	$7,694,031	$7,382,320
Certificates of deposit and marketable securities	773,112	515,152
Accounts receivable, net of allowance for doubtful accounts of $181,000	12,002,515	12,081,335
Other receivables	63,652	79,618
Prepaid expenses	278,248	248,534
Total Current Assets	20,811,558	20,306,959
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $288,852 and $270,606, respectively	51,353	69,599
Other assets	48,772	48,772
Right-of-use assets	413,904	459,171
Intangible assets, net	1,292,000	1,333,500
Goodwill	785,883	785,883
Deferred income taxes	322,000	344,000

Total Assets	$23,725,470	$23,347,884
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$2,508,810	$1,663,990
Accrued expenses and other current liabilities	2,476,722	3,663,326
Advances from customers	1,254,981	1,266,993
Income taxes payable	192,260	11,260
Operating lease liabilities - current	128,475	150,167
Total Current Liabilities	6,561,248	6,755,736

Operating lease liabilities, net of current portion	317,143	342,260
Total Liabilities	6,878,391	7,097,996

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,322,527 shares, 2,143,712 outstanding, respectively	33,226	33,226
Additional paid-in capital	7,702,269	7,676,742
Retained earnings	22,758,895	22,212,107
	30,494,390	29,922,075

Less: Treasury stock, 1,178,815 shares, at cost	13,726,895	13,726,895
Total TSR, Inc. Equity	16,767,495	16,195,180

Noncontrolling interest	79,584	54,708
Total Equity	16,847,079	16,249,888

Total Liabilities and Equity	$23,725,470	$23,347,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended August 31, 2023 and August 31, 2022

(UNAUDITED)

	Three Months Ended
	August 31,
	2023	2022
Revenue, net	$22,513,290	$26,199,428

Cost of sales	18,486,579	21,766,912
Selling, general and administrative expenses	3,251,761	3,677,605
	21,738,340	25,444,517
Income from operations	774,950	754,911

Other income (expense):
Interest expense, net	(3,246)	(19,168)
Unrealized gain (loss) on marketable securities, net	2,960	(10,000)

Income before income taxes	774,664	725,743
Provision for income taxes	203,000	218,000

Consolidated net income	571,664	507,743
Less: Net income attributable to noncontrolling interest	24,876	12,997

Net income attributable to TSR, Inc.	$546,788	$494,746
Basic net income per TSR, Inc. common share	$0.26	$0.23
Diluted net income per TSR, Inc. common share	$0.24	$0.22
Basic weighted average number of common shares outstanding	2,143,712	2,146,448
Diluted weighted average number of common shares outstanding	2,247,300	2,236,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended August 31, 2023 and August 31, 2022

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565

Net income attributable to noncontrolling interest	-	-	-	-	-	-	12,997	12,997

Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216

Net income attributable to TSR, Inc.	-	-	-	494,746	-	494,746	-	494,746
Balance at August 31, 2022	3,298,549	$32,986	$7,543,082	$20,964,788	$(13,514,003)	$15,026,853	$82,671	$15,109,524

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity

Balance at May 31, 2023	3,322,527	$33,226	$7,676,742	$22,212,107	$(13,726,895)	$16,195,180	$54,708	$16,249,888

Net income attributable to noncontrolling interest	-	-	-	-	-	-	24,876	24,876

Non-cash stock compensation	-	-	25,527	-	-	25,527	-	25,527

Net income attributable to TSR, Inc.	-	-	-	546,788	-	546,788	-	546,788
Balance at August 31, 2023	3,322,527	$33,226	$7,702,269	$22,758,895	$(13,726,895)	$16,767,495	$79,584	$16,847,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended August 31, 2023 and August 31, 2022

(UNAUDITED)

	Three Months Ended August 31,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$571,664	$507,743
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	59,746	62,260
Unrealized (gain) loss on marketable securities, net	(2,960)	10,000
Deferred income taxes	22,000	185,000
Non-cash lease recovery	(1,542)	(20,647)
Non-cash stock-based compensation expense	25,527	69,216

Changes in operating assets and liabilities:
Accounts receivable	78,820	745,986
Other receivables	15,966	(22,040)
Prepaid expenses	(29,714)	7,515
Prepaid and recoverable income taxes	-	26,725
Accounts payable, other payables, accrued expenses and other current liabilities	(341,784)	300,464
Advances from customers	(12,012)	48,137
Income taxes payable	181,000	-
Legal settlement payable	-	(597,566)
Net cash provided by operating activities	566,711	1,322,793

Cash flows from investing activities:
Purchases of certificates of deposit	(500,000)	-
Maturities of certificates of deposit	245,000	-
Purchases of equipment and leasehold improvements	-	(1,783)
Net cash used in investing activities	(255,000)	(1,783)

Cash flows from financing activities:
Net repayments on credit facility	-	(61,882)
Net cash used in financing activities	-	(61,882)

Net increase in cash and cash equivalents	311,711	1,259,128

Cash and cash equivalents at beginning of period	7,382,320	6,490,158

Cash and cash equivalents at end of period	$7,694,031	$7,749,286

Supplemental disclosures of cash flow data:
Income taxes paid	$-	$6,000
Interest paid	$26,000	$17,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “TSR’” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of May 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months ended August 31, 2023, are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2024. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2023.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-013 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2016-13 on June 1, 2023 and the adoption of this update did not have a significant impact on the Company’s condensed consolidated financial statements

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 13 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 103,588 and 90,226 have been included for dilutive shares outstanding for the three months ended August 31, 2023 and 2022, respectively.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of August 31, 2023 and May 31, 2023:

	August 31, 2023	May 31, 2023

Cash in banks	$3,056,484	$7,010,568
Certificates of deposit	1,500,000	-
Money market funds	3,137,547	371,752
	$7,694,031	$7,382,320

4.	Fair Value of Financial Instruments

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of August 31, 2023, and May 31, 2023 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

August 31, 2023	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$745,000	$-	$-	$745,000
Equity Securities	28,112	-	-	28,112
	$773,112	$-	$-	$773,112

May 31, 2023	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$490,000	$-	$-	$490,000
Equity Securities	25,152	-	-	25,152
	$515,152	$-	$-	$515,152

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which range up to 12 months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s certificates of deposit and marketable securities at August 31, 2023 and May 31, 2023, are summarized as follows:

August 31, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$11,246	$-	$28,112
Certificates of Deposit	745,000	-	-	745,000
	$761,866	$11,246	$-	$773,112

May 31, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$8,286	$-	$25,152
Certificates of Deposit	490,000	-	-	490,000
	$506,866	$8,286	$-	$515,152

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

August 31, 2023

(Unaudited)

6.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in this report, including in Notes 9 and 11 to the condensed consolidated financial statements.

7.	Leases

The Company leases the space for its offices in Hauppauge, New York and Edison, New Jersey. Under ASC 842, at contract inception we determine whether the contract is or contains a lease and whether the lease should be classified as an operating or finance lease. Operating leases are in right-of-use assets and operating lease liabilities are in our condensed consolidated balance sheets.

The Company’s leases for its offices are classified as operating leases.

The lease agreements for Hauppauge and New Jersey expire on December 31, 2026, and May 31, 2027, respectively, and do not include any renewal options.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months ended August 31, 2023 and 2022, the Company’s operating lease expense for these leases was $66,922 and $84,977, respectively. These expenses were all included in selling, general and administrative expenses.

As there are no explicit rates provided in our leases, the Company’s incremental borrowing rate was used based on the information available as of the commencement date in determining the present value of the future lease payments. Future minimum lease payments under non-cancellable operating leases as of August 31, 2023, are as follows:

Twelve Months Ending August 31,
2024	$154,841
2025	124,614
2026	127,729
2027	97,582
Total undiscounted operating lease payments	504,766
Less imputed interest	59,148
Present value of operating lease payments	$445,618

The following table sets forth the right-of-use assets and operating lease liabilities as of August 31, 2023:

Assets
Right-of-use assets, net	$413,904
Liabilities
Current operating lease liabilities	$128,475
Long-term operating lease liabilities	317,143
Total operating lease liabilities	$445,618

The weighted average remaining lease term for the Company’s operating leases is 3.4 years. The weighted average incremental borrowing rate was 7%.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of August 31, 2023 was 8.50%, indicating an interest rate of 10.25% on the Credit Facility. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants at August 31, 2023.

As of August 31, 2023, the net payments exceeded borrowings outstanding against the Credit Facility resulting in a receivable from the Lender of $49,597 which is included in “Other receivables” on the condensed consolidated balance sheet. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

9.	Legal Settlement with Investor

On April 1, 2020, the Company entered into a binding term sheet (“Term Sheet”) with Zeff Capital, L.P. (“Zeff”) pursuant to which it agreed, among other things, to pay Zeff an amount of $900,000 over a period of three years in cash or cash and stock in settlement of expenses incurred by Zeff during its solicitations in 2018 and 2019 in connection with the annual meetings of the Company, the costs incurred in connection with the litigation initiated by and against the Company as well as negotiation, execution and enforcement of the Settlement and Release Agreement, dated as of August 30, 2019, by and between the Company, Zeff and certain other parties . In exchange for certain releases, the Term Sheet called for a cash payment of $300,000 on June 30, 2021, a second cash payment of $300,000 on June 30, 2022 and a third payment of $300,000 also on June 30, 2022, which could be paid in cash or common stock at the Company’s option. There was no interest due on these payments. The Company accrued $818,000, the estimated present value of these payments using an effective interest rate of 5%, in the quarter ended February 29, 2020, as the events relating to the expense occurred prior to such date. The $300,000 payment due on June 30, 2021, was paid when due. The two cash payments of $300,000 each were made by June 30, 2022 in full satisfaction of the settlement.

10.	Intangible Assets

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

Intangible assets are as follows:

	May 31, 2023	Amortization	August 31, 2023
Database (estimated life 5 years)	$103,500	$11,500	$92,000
Trademark (estimated life 3 years)	5,000	5,000	-
Customer relationships (estimated life 15 years)	1,225,000	25,000	1,200,000
Total	$1,333,500	$41,500	$1,292,000

No instances of triggering events or impairment indicators were identified at August 31, 2023.

11.	Related Party Transactions

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

On December 1, 2021, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of New Jersey, related to the foregoing transaction. The named Defendants in the complaint were the Company, QAR Industries, Inc., Robert E. Fitzgerald, a director and a shareholder of QAR Industries, Inc., and Bradley Tirpak. The complaint purported to assert claims against the Defendants under state law and Section 10(b) of the Exchange Act in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of TSR's common stock, and QAR Industries, Inc. and Mr. Tirpak, as the purchasers of such shares (the “SPA”). The plaintiff sought (i) judgment declaring the transactions represented by the SPA null and void and for the return of the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgment unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of the lawsuit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. Fintech filed its first amended complaint on March 2, 2022 which Defendants moved to dismiss on April 19, 2022. On December 7, 2022, the court granted Defendants’ motion and dismissed the New Jersey Action on jurisdictional grounds.

Following the dismissal of the original lawsuit, the Plaintiff filed another complaint relating to the SPA against the Defendants on January 12, 2023, in the Court of Chancery of the State of Delaware (the “Delaware Chancery Action”), asserting claims and seeking relief substantially similar to that which was asserted and sought in the preceding lawsuit. The Delaware Chancery Action was dismissed without prejudice by the court on January 23, 2023.

On January 22, 2023, Fintech Consulting LLC filed a complaint against the Company in the United States District Court for the District of Delaware (the “Delaware Federal Action’). The Delaware Federal Action, in sum and substance, asserted claims and sought relief substantially similar to that contained in both the New Jersey Action and the Delaware Chancery Action.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

Although the Company believed the Delaware Federal Action described above to be without merit, to avoid the time and expense of litigation, the Company negotiated with Fintech to settle this matter pursuant to a settlement agreement and release dated April 24, 2023. An amount of $75,000 was paid in the fourth quarter of fiscal year 2023 to settle this matter. Upon the payment of the settlement amount (i) the plaintiffs forever released and discharged the defendants from any and all claims or liability of any nature whatsoever; (ii) the defendants forever released and discharged the plaintiffs from any and all claims or liability of any nature whatsoever that relate to the Delaware Federal Action or the SPA; and (iii) the plaintiffs filed a Stipulation of Dismissal with Prejudice on April 27, 2023.

The Company has provided placement services for an entity in which a Board of Director of the Company is the former CEO. Revenues for such services in the quarters ended August 31, 2023, and 2022 were approximately $17,000 and $36,000, respectively. There were no amounts outstanding as accounts receivable from this entity as of August 31, 2023, or August 31, 2022.

12.	Common Stock

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

During the fiscal year ended May 31, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,783,798 after deducting $181,825 in commissions and other transactions costs. There were no shares sold during the quarters ending August 31, 2023, or 2022.

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

13.	Stock-based Compensation Expense

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2023

(Unaudited)

The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of TSR common shares on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. During the quarters ended August 31, 2023, and 2022, $25,527 and $69,216, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. As of August 31, 2023, there is approximately $43,000 of unearned compensation expense that will be expensed through February 2024; 142,666 stock awards expected to vest; 82,499 awards vested to date, of which 16,635 were forfeited to pay taxes applicable to the stock awards.

14.	Stock Repurchase Program

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

During the fiscal year ended May 31, 2023, 26,714 shares of the Company’s common stock were repurchased at an aggregate cost of $212,892. No shares were repurchased in the quarters ended August 31, 2023, or 2022.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the statements concerning the success of the Company’s plan for growth, both internally and through the previously announced pursuit of suitable acquisition candidates; the successful integration of announced and completed acquisitions and any anticipated benefits therefrom; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Company is a party; and other risks and uncertainties set forth in the Company’s filings with the Securities and Exchange Commission. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future.

Three months ended August 31, 2023, compared with three months ended August 31, 2022:

	(Dollar amounts in thousands) Three Months Ended
	August 31, 2023		August 31, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$22,513	100.0%	$26,199	100.0%
Cost of sales	18,486	82.1%	21,767	83.1%
Gross profit	4,027	17.9%	4,432	16.9%
Selling, general and administrative expenses	3,252	14.5%	3,677	14.0%
Income from operations	775	3.4%	755	2.9%
Other expense, net	-	0.0%	(29)	(0.1)%
Income before income taxes	775	3.4%	726	2.8%
Provision for income taxes	203	0.9%	218	0.8%
Consolidated net income	572	2.5%	508	2.0%
Less: Net income attributable to noncontrolling interest	25	0.1%	13	0.1%
Net income attributable to TSR, Inc.	$547	2.4%	$495	1.9%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended August 31, 2023, decreased approximately $3,686,000 or 14.1% from the quarter ended August 31, 2022, primarily due to a decrease in clerical and administrative contractors placed with customers. The average number of consultants on billing with customers decreased from 680 for the quarter ended August 31, 2022 to 519 for the quarter ended August 31, 2023. There were 464 and 438 IT contractors at August 31, 2022 and 2023, respectively, while there were 216 and 81 clerical and administrative contractors at August 31, 2022 and 2023, respectively. Customers using our clerical and administrative contractors decreased their spending by terminating assignments early and hiring our contractors directly at a greater rate than usual.

Cost of Sales

Cost of sales for the quarter ended August 31, 2023, decreased approximately $3,281,000 or 15.1% to $18,486,000 from $21,767,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue decreased from 83.1% in the quarter ended August 31, 2022, to 82.1% in the quarter ended August 31, 2023. Cost of sales decreased at a higher rate than revenue when comparing the quarter ended August 31, 2023, to the prior year period, causing an increase in gross margins. The change in the business mix towards having a higher percentage of IT contractors yielded the increase in gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management, and corporate overhead. These expenses decreased approximately $425,000 or 11.6% from $3,677,000 in the quarter ended August 31, 2022, to $3,252,000 in the quarter ended August 31, 2023. The decrease in these expenses primarily resulted from a decrease of $205,000 from a reduction of both onshore and offshore recruiting in line with the decrease in new placement opportunities with customers, reduced legal fees of $73,000 and reduced costs associated with the upgrading of internal systems of $63,000. Additionally, the Company incurred non-cash compensation expenses of $26,000 in the quarter ended August 31, 2023, and $69,000 in the quarter ended August 31, 2022, related to the Plan. Selling, general and administrative expenses, as a percentage of revenue increased from 14.0% in the quarter ended August 31, 2022, to 14.5% in the quarter ended August 31, 2023.

Other Expense

Other expense for the quarter ended August 31, 2023, resulted primarily from net interest expense of $3,000 being offset by a mark to market gain of approximately $3,000 on the Company’s marketable equity securities. Other expense for the quarter ended August 31, 2022, resulted primarily from net interest expense of $19,000 and a mark to market loss of approximately $10,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision included in the Company’s results of operations for the quarters ended August 31, 2023, and 2022, reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2024, and 2023, respectively. These rates resulted in a provision of 26.2% for the quarter ended August 31, 2023 and a provision of 30.0% for the quarter ended August 31, 2022.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $547,000 in the quarter ended August 31, 2023, compared to $495,000 in the quarter ended August 31, 2022. The increase in net income over the prior year quarter was primarily attributable to the reduction of selling, general and administrative expenses, and an increase in gross margin percentage.

TSR, INC. AND SUBSIDIARIES

Impact of inflation and Changing Prices

For the quarter ended August 31, 2023, and 2022, inflation and changing prices did not have a material effect on the Company’s revenue or income from operations.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the quarter ended August 31, 2023. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these condensed consolidated financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of August 31, 2023, the Company had no net borrowings outstanding against this Credit Facility. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of August 31, 2023, and through the date of this filing.

At August 31, 2023, the Company had working capital (total current assets in excess of total current liabilities) of approximately $14,250,000, including cash and cash equivalents and marketable securities of $8,467,000 as compared to working capital of $13,551,000, including cash and cash equivalents and marketable securities of $7,897,000 at May 31, 2023.

Net cash flow of approximately $567,000 was provided by operations during the quarter ended August 31, 2023, as compared to $1,323,000 of net cash provided by operations in the prior year period. The cash provided by operations for the quarter ended August 31, 2023, primarily resulted from consolidated net income of $572,000, a decrease in accounts receivable of $79,000 and an increase in income taxes payable of $181,000 offset by a decrease in accounts payable and accrued expenses of $342,000. The cash provided by operations for the quarter ended August 31, 2022, primarily resulted from consolidated net income of $508,000, a decrease in accounts receivable of $746,000 and an increase in accounts payable and accrued expenses of $300,000 offset by a decrease in legal settlement payable of $598,000.

Net cash used in investing activities of approximately $255,000 for the quarter ended August 31, 2023, primarily resulted from purchases of certificates of deposits exceeding maturities. Net cash used in investing activities of $2,000 for the quarter ended August 31, 2022, primarily resulted from purchases of fixed assets.

There was no cash provided by or used in financing activities during the quarter ended August 31, 2023. Net cash used in financing activities during the quarter ended August 31, 2022, of $62,000 primarily resulted from net repayments under the Company’s Credit Facility.

The Company’s capital resource commitments at August 31, 2023, consisted of lease obligations on its branch and corporate facilities. The net present value of its future lease payments was approximately $446,000 as of August 31, 2023. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

TSR, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

The Securities Act regulations define “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. These estimates require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. These critical accounting estimates were discussed in the Company’s May 31, 2023 Annual Report on Form 10-K in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption- Critical Accounting Estimates.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2023, Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments and are thus considered critical accounting estimates under the Securities Act.

There have been no changes in the Company’s significant accounting policies or critical accounting estimates as of August 31, 2023.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as filed with the Securities and Exchange Commission. We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer
Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer
Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: October 11, 2023	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: October 11, 2023	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer