Form 10-Q
period 2023-11-30
TSR INC
filed 2024-01-11
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2023

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

As of January 11, 2024, there were 2,143,712 shares of common stock, par value $0.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

November 30, 2023 and May 31, 2023

	November 30, 2023	May 31, 2023
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$9,079,280	$7,382,320
Certificates of deposit and marketable securities	535,760	515,152
Accounts receivable, net of allowance for doubtful accounts of $181,000	11,028,278	12,081,335
Other receivables	69,309	79,618
Prepaid expenses	496,630	248,534
Total Current Assets	21,209,257	20,306,959
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $307,099 and $270,606	33,106	69,599
Other assets	31,761	48,772
Right-of-use assets	665,407	459,171
Intangible assets, net	1,255,500	1,333,500
Goodwill	785,883	785,883
Deferred income taxes	283,000	344,000

Total Assets	$24,263,914	$23,347,884
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,637,141	$1,663,990
Accrued expenses and other current liabilities	3,294,535	3,663,326
Advances from customers	1,224,138	1,266,993
Income taxes payable	53,286	11,260
Operating lease liabilities - current	184,833	150,167
Total Current Liabilities	6,393,933	6,755,736
Operating lease liabilities, net of current portion	510,747	342,260
Total Liabilities	6,904,680	7,097,996

Commitments and contingencies

Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,322,527 shares, 2,143,712 outstanding	33,226	33,226
Additional paid-in capital	7,727,796	7,676,742
Retained earnings	23,218,880	22,212,107
	30,979,902	29,922,075

Less: Treasury stock, 1,178,815 shares, at cost	13,726,895	13,726,895
Total TSR, Inc. Equity	17,253,007	16,195,180

Noncontrolling interest	106,227	54,708
Total Equity	17,359,234	16,249,888

Total Liabilities and Equity	$24,263,914	$23,347,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended November 30, 2023 and November 30, 2022

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Revenue, net	$21,657,477	$26,030,816	$44,170,767	$52,230,244

Cost of sales	17,839,415	21,399,606	36,325,994	43,166,518
Selling, general and administrative expenses	3,185,104	3,625,172	6,436,865	7,302,777
	21,024,519	25,024,778	42,762,859	50,469,295
Income from operations	632,958	1,006,038	1,407,908	1,760,949

Other income (expense):
Interest income (expense), net	27,022	(16,670)	23,776	(35,838)
Unrealized gain (loss) on marketable securities, net	7,648	(1,480)	10,608	(11,480)

Income before income taxes	667,628	987,888	1,442,292	1,713,631
Provision for income taxes	181,000	301,000	384,000	519,000

Consolidated net income	486,628	686,888	1,058,292	1,194,631
Less: Net income attributable to noncontrolling interest	26,643	13,055	51,519	26,052

Net income attributable to TSR, Inc.	$459,985	$673,833	$1,006,773	$1,168,579
Basic net income per TSR, Inc. common share	$0.21	$0.31	$0.47	$0.55
Diluted net income per TSR, Inc. common share	$0.20	$0.30	$0.45	$0.52
Basic weighted average number of common shares outstanding	2,143,712	2,139,861	2,143,712	2,143,155
Diluted weighted average number of common shares outstanding	2,250,118	2,232,332	2,248,851	2,234,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Six Months Ended November 30, 2022

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2022	3,298,549	$32,986	$7,473,866	$20,470,042	$(13,514,003)	$14,462,891	$69,674	$14,532,565
Net income attributable to noncontrolling interest	-	-	-	-	-	-	12,997	12,997
Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216

Net income attributable to TSR, Inc.	-	-	-	494,746	-	494,746	-	494,746
Balance at August 31, 2022	3,298,549	32,986	7,543,082	20,964,788	(13,514,003)	15,026,853	82,671	15,109,524
Net income attributable to noncontrolling interest	-	-	-	-	-	-	13,055	13,055
Purchases of treasury stock	-	-	-	-	(116,426)	(116,426)	-	(116,426)
Non-cash stock compensation	-	-	69,216	-	-	69,216	-	69,216
Net income attributable to TSR, Inc.	-	-	-	673,833	-	673,833	-	673,833
Balance at November 30, 2022	3,298,549	$32,986	$7,612,298	$21,638,621	$(13,630,429)	$15,653,476	$95,726	$15,749,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Six Months Ended November 30, 2023

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2023	3,322,527	$33,226	$7,676,742	$22,212,107	$(13,726,895)	$16,195,180	$54,708	$16,249,888
Net income attributable to noncontrolling interest	-	-	-	-	-	-	24,876	24,876
Non-cash stock compensation	-	-	25,527	-	-	25,527	-	25,527
Net income attributable to TSR, Inc.	-	-	-	546,788	-	546,788	-	546,788
Balance at August 31, 2023	3,322,527	33,226	7,702,269	22,758,895	(13,726,895)	16,767,495	79,584	16,847,079
Net income attributable to noncontrolling interest	-	-	-	-	-	-	26,643	26,643
Non-cash stock compensation	-	-	25,527	-	-	25,527	-	25,527
Net income attributable to TSR, Inc.	-	-	-	459,985	-	459,985	-	459,985
Balance at November 30, 2023	3,322,527	$33,226	$7,727,796	$23,218,880	$(13,726,895)	$17,253,007	$106,227	$17,359,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended November 30, 2023 and November 30, 2022

(UNAUDITED)

	Six Months Ended November 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$1,058,292	$1,194,631
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	114,493	123,269
Unrealized (gain) loss on marketable securities, net	(10,608)	11,480
Deferred income taxes	61,000	437,000
Non-cash lease recovery	(3,083)	(20,724)
Non-cash stock-based compensation expense	51,054	138,432

Changes in operating assets and liabilities:
Accounts receivable	1,053,057	868,689
Other receivables	10,309	(38,240)
Prepaid expenses	(248,096)	(129,599)
Prepaid and recoverable income taxes	-	31,795
Other assets	17,011	14,498
Accounts payable, other payables, accrued expenses and other current liabilities	(395,640)	(193,375)
Income taxes payable	42,026	5,730
Advances from customers	(42,855)	37,501
Legal settlement payable	-	(597,566)
Net cash provided by operating activities	1,706,960	1,883,521

Cash flows from investing activities:
Purchases of certificates of deposit	(500,000)	(500,000)
Maturities of certificates of deposit	490,000	-
Purchases of equipment and leasehold improvements	-	(3,584)
Net cash used in investing activities	(10,000)	(503,584)

Cash flows from financing activities:
Net repayments on credit facility	-	(61,882)
Purchases of treasury stock	-	(116,426)
Net cash used in financing activities	-	(178,308)
Net increase in cash and cash equivalents	1,696,960	1,201,629
Cash and cash equivalents at beginning of period	7,382,320	6,490,158
Cash and cash equivalents at end of period	$9,079,280	$7,691,787

Supplemental disclosures of cash flow data:
Income taxes paid	$306,000	$44,000
Interest paid	$52,000	$37,000

Supplemental disclosures of non-cash information:
Right-of-use asset obtained in exchange for lease liabilities	$298,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of May 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and six months ended November 30, 2023 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2024. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2023.

Recent	Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-013 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2016-13 on June 1, 2023 and the adoption of this update did not have a significant impact on the Company’s condensed consolidated financial statements.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR, Inc. by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarter ended February 28, 2021, the Company granted time and performance vesting restricted stock awards under its 2020 Equity Incentive Plan (see Note 13 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 106,406, 92,471, 105,139, and 70,816 have been included for dilutive shares outstanding for the three and six months ended November 30, 2023 and 2022, respectively.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were comprised of the following as of November 30, 2023 and May 31, 2023:

	November 30, 2023	May 31, 2023
Cash in banks	$4,143,248	$7,010,568
Certificates of deposit	1,517,745	-
Money market funds	3,418,287	371,752
	$9,079,280	$7,382,320

4.	Fair Value of Financial Instruments

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of November 30, 2023 and May 31, 2023 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2) and significant unobservable inputs (Level 3):

November 30, 2023	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$500,000	$-	$-	$500,000
Equity Securities	35,760	-	-	35,760
	$535,760	$-	$-	$535,760

May 31, 2023	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$490,000	$-	$-	$490,000
Equity Securities	25,152	-	-	25,152
	$515,152	$-	$-	$515,152

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which range up to twelve (12) months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at November 30, 2023 and May 31, 2023 are summarized as follows:

November 30, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$500,000	$-	$-	$500,000
Equity Securities	16,866	18,894	-	35,760
	$516,866	$18,894	$-	$535,760

May 31, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$490,000	$-	$-	$490,000
Equity Securities	16,866	8,286	-	25,152
	$506,866	$8,286	$-	$515,152

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

November 30, 2023

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

The lease agreements for Hauppauge, New York and Edison, New Jersey expire on December 31, 2026 and May 31, 2027, respectively, and do not include any renewal options.

In addition to the monthly base amounts in the lease agreements, the Company is required to pay real estate taxes and operating expenses during the lease terms.

For the three months ended November 30, 2023 and 2022, the Company’s operating lease expense for these leases was $69,686 and $63,905, respectively. For the six months ended November 30, 2023 and 2022, the Company’s operating lease expense for these leases was $136,908 and $148,882, respectively. These expenses were all included in selling, general and administrative expenses.

As there are no explicit rates provided in our leases, the Company’s incremental borrowing rate was used based on the information available as of the commencement date in determining the present value of the future lease payments. Future minimum lease payments under non-cancellable operating leases as of November 30, 2023 are as follows:

Twelve Months Ending November 30,
2024	$233,748
2025	240,956
2026	247,558
2027	74,998
Total undiscounted operating lease payments	797,260
Less imputed interest	101,680
Present value of operating lease payments	$695,580

The following table sets forth the right-of-use assets and operating lease liabilities as of November 30, 2023:

Assets
Right-of-use assets, net	$665,407
Liabilities
Current operating lease liabilities	$184,833
Long-term operating lease liabilities	510,747
Total operating lease liabilities	$695,580

The weighted average remaining lease term for the Company’s operating leases is 3.3 years. The weighted average incremental borrowing rate was 8.43%.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

8.	Credit Facility

On November 27, 2019, TSR closed on a revolving credit facility (the “Credit Facility”) pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) which provides funding to TSR, Inc. and its direct and indirect subsidiaries, TSR Consulting Services, Inc., Logixtech Solutions, LLC and Eurologix, S.A.R.L., each of which, together with TSR, Inc., is a borrower under the Credit Facility. Each of the borrowers has provided a security interest to the Lender in all of their respective assets to secure amounts borrowed under the Credit Facility.

TSR, Inc. expects to utilize the Credit Facility for working capital and general corporate purposes. The maximum amount that may be advanced under the Credit Facility at any time shall not exceed $2,000,000.

Advances under the Credit Facility accrue interest at a rate per annum equal to (x) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (y) 1.75%. The prime rate as of November 30, 2023 was 8.50%, indicating an interest rate of 10.25% on the Credit Facility. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR, Inc. is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants at November 30, 2023.

As of November 30, 2023, the net payments exceeded borrowings outstanding against the Credit Facility resulting in a receivable from the Lender of $55,811 which is included in “Other receivables” on the condensed consolidated balance sheet. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

Intangible assets are as follows:

	May 31,		November 30,
	2023	Amortization	2023
Database (estimated life 5 years)	$103,500	$23,000	$80,500
Trademark (estimated life 3 years)	5,000	5,000	-
Customer relationships (estimated life 15 years)	1,225,000	50,000	1,175,000
Total	$1,333,500	$78,000	$1,255,500

No instances of triggering events or impairment indicators were identified at November 30, 2023.

11.	Related Party Transactions

On January 5, 2021, the members of the Board of Directors of TSR, Inc. other than Robert Fitzgerald approved providing a waiver to QAR Industries, Inc. for its contemplated acquisition of shares owned by Fintech Consulting LLC under the Company’s prior Amended and Restated Rights Agreement so that a distribution date would not occur as a result of the acquisition. QAR Industries, Inc. and Fintech Consulting LLC were both principal stockholders of the Company, each owning more than 5% of the Company’s outstanding common stock prior to the consummation of the acquisition. Robert Fitzgerald is the President and majority stockholder of QAR Industries, Inc. The other directors of the Company are not affiliated with QAR Industries, Inc.

On February 3, 2021, the acquisition was completed and QAR Industries, Inc. purchased 348,414 shares of TSR, Inc. common stock from Fintech Consulting LLC at a price of $7.25 per share. At the same time, Bradley M. Tirpak, Chairman of TSR, Inc., purchased 27,586 shares of the Company’s common stock from Fintech Consulting LLC at a price of $7.25 per share.

On December 1, 2021, Fintech Consulting LLC (the “Plaintiff”) filed a complaint against the Company in the United States District Court for the District of New Jersey, related to the foregoing transaction. The named defendants in the complaint were the Company, QAR Industries, Inc., Robert E. Fitzgerald, a director and a stockholder of QAR Industries, Inc., and Bradley Tirpak (the “defendants”). The complaint purported to assert claims against the Defendants under state law and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection with a Share Purchase Agreement, dated January 31, 2021, by and between the Plaintiff, as the seller of shares of the Company’s common stock, and QAR Industries, Inc. and Mr. Tirpak, as the purchasers of such shares (the “SPA”). The Plaintiff sought (i) judgment declaring the transactions represented by the SPA null and void and for the return of the shares; (ii) judgment cancelling the SPA and returning the shares in exchange for return of the purchase price; (iii) judgment unwinding the transaction; (iv) compensatory damages; (v) punitive damages; (vi) pre-judgment interest; (vii) costs of the lawsuit including attorneys’ fees; and (viii) such other relief as the Court may find appropriate. The Plaintiff filed its first amended complaint on March 2, 2022 which the Defendants moved to dismiss on April 19, 2022. On December 7, 2022, the court granted the Defendants’ motion and dismissed the New Jersey Action on jurisdictional grounds.

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

On January 22, 2023, The Plaintiff filed a complaint against the Company in the United States District Court for the District of Delaware (the “Delaware Federal Action”). The Delaware Federal Action, in sum and substance, asserted claims and sought relief substantially similar to that contained in both the New Jersey Action and the Delaware Chancery Action.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

Although the Company believed the Delaware Federal Action described above to be without merit, to avoid the time and expense of litigation, the Company negotiated with the Plaintiff to settle this matter pursuant to a settlement agreement and release dated April 24, 2023. An amount of $75,000 was paid in the fourth quarter of fiscal year 2023 to settle this matter. Upon the payment of the settlement amount (i) the Plaintiff forever released and discharged the Defendants from any and all claims or liability of any nature whatsoever; (ii) the Defendants forever released and discharged the Plaintiff from any and all claims or liability of any nature whatsoever that relate to the Delaware Federal Action or the SPA; and (iii) the Plaintiff filed a Stipulation of Dismissal with Prejudice on April 27, 2023.

The Company has provided placement services for an entity in which a Board of Director of the Company is the former CEO. There were no revenues for such services in the three months ended November 30, 2023, and 2022. Revenues for such services in the six months ended November 30, 2023, and 2022 were approximately $17,000 and $36,000, respectively. There were no amounts outstanding as accounts receivable from this entity as of November 30, 2023, or November 30, 2022.

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

During the fiscal year ended May 31, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,783,798 after deducting $181,825 in commissions and other transactions costs. There were no shares sold during the quarters or six months ended November 30, 2023 and 2022.

The 2021 TSRI Shelf is currently our only active shelf-registration statement. We may offer TSR, Inc. common stock registered under the 2021 TSRI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2021 TSRI Shelf provides us with the flexibility to raise additional capital to finance our operations as needed, however, there is no assurance we will be successful in doing so.

13.	Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”). The time vesting shares vest in tranches at the one-, two- and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of the Company’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”).

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These shares had a grant date value of $262,000 based on the closing price of the Company’s common stock on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. The market condition for the shares that vest on the two-year anniversary was met in October 2021. During the quarters ended November 30, 2023 and 2022, $25,527 and $69,216, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. During the six months ended November 30, 2023 and 2022, $51,054 and $138,432, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. As of November 30, 2023, there is approximately $17,018 of unearned compensation expense that will be expensed through January 2024; 142,666 stock awards expected to vest; 82,499 awards vested to date, of which 16,635 were forfeited to pay taxes applicable to the stock awards.

14.	Stock Repurchase Program

On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program commenced two business days after the filing of the related Form 8-K and is authorized for twelve (12) months following the commencement date.

The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by the Board of Directors at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions, and applicable legal and contractual requirements. The Company has no obligation or commitment to repurchase all or any portion of the shares covered by this authorization.

During the quarter and six months ended November 30, 2022, 14,817 shares of the Company’s common stock were repurchased at an aggregate cost of $116,426. No shares were repurchased in the quarter and six months ended November 30, 2023.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects and future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the statements concerning the success of the Company’s plan for growth, both internally and through the previously announced pursuit of suitable acquisition candidates; the successful integration of announced and completed acquisitions and any anticipated benefits therefrom; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties and expense of the legal proceedings to which the Company is a party; and other risks and uncertainties set forth in the Company’s filings with the SEC. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future.

Three months ended November 30, 2023 compared with three months ended November 30, 2022:

	(Dollar amounts in thousands) Three Months Ended
	November 30, 2023		November 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$21,657	100.0%	$26,031	100.0%
Cost of sales	17,839	82.4%	21,400	82.2%
Gross profit	3,818	17.6%	4,631	17.8%
Selling, general and administrative expenses	3,185	14.7%	3,625	13.9%
Income from operations	633	2.9%	1,006	3.9%
Other income (expense), net	35	0.2%	(18)	(0.1)%
Income before income taxes	668	3.1%	988	3.8%
Provision for income taxes	181	0.9%	301	1.2%
Consolidated net income	487	2.2%	687	2.6%
Less: Net income attributable to noncontrolling interest	27	0.1%	13	0.0%
Net income attributable to TSR, Inc.	$460	2.1%	$674	2.6%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended November 30, 2023, decreased approximately $4,374,000 or 16.8% from the quarter ended November 30, 2022, primarily due to a decrease in clerical and administrative contractors placed with customers. The average number of consultants on billing with customers decreased from 693 for the quarter ended November 30, 2022 to 519 for the quarter ended November 30, 2023. There were an average of 471 and 435 IT contractors for the quarters ended November 30, 2022 and 2023, respectively, while there were an average of 222 and 84 clerical and administrative contractors for the quarters ended November 30, 2022 and 2023, respectively. Customers using our clerical and administrative contractors have decreased their spending by terminating assignments early and hiring our contractors directly at a greater rate than usual.

Cost of Sales

Cost of sales for the quarter ended November 30, 2023, decreased approximately $3,561,000 or 16.6% to $17,839,000 from $21,400,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue was 82.2% in the quarter ended November 30, 2022 and 82.4% in the quarter ended November 30, 2023. The increase in cost of sales as a percentage of revenue was due, in part, from a reduction of full time placement fee revenue to $56,000 in the quarter ended November 30, 2023 from $159,000 in the quarter ended November 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management, and corporate overhead. These expenses decreased approximately $440,000 or 12.1% from $3,625,000 in the quarter ended November 30, 2022, to $3,185,000 in the quarter ended November 30, 2023. The decrease in these expenses primarily resulted from a decrease of $190,000 from a reduction of both onshore and offshore recruiting in line with the decrease in new placement opportunities with customers, reduced legal fees of $47,000 and reduced costs associated with the upgrading of internal systems of $22,000. Additionally, the Company incurred non-cash compensation expenses of $26,000 in the quarter ended November 30, 2023, and $69,000 in the quarter ended November 30, 2022, related to the Plan. Selling, general and administrative expenses, as a percentage of revenue increased from 13.9% in the quarter ended November 30, 2022, to 14.7% in the quarter ended November 30, 2023.

Other Income (Expense)

Other income for the quarter ended November 30, 2023 resulted primarily from net interest income of $27,000 and a mark to market gain of approximately $8,000 on the Company’s marketable equity securities. Other expense for the quarter ended November 30, 2022 resulted primarily from net interest expense of $17,000 and a mark to market loss of approximately $1,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision included in the Company’s results of operations for the quarters ended November 30, 2023 and 2022 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2024 and 2023, respectively. These rates resulted in a provision of 27.1% for the quarter ended November 30, 2023 and a provision of 30.5% for the quarter ended November 30, 2022.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $460,000 in the quarter ended November 30, 2023 compared to $674,000 in the quarter ended November 30, 2022. The decrease in net income from the prior year quarter was primarily attributable to the decrease in clerical and administrative contractors placed with customers.

Impact of Inflation and Changing Prices

For the quarters ended November 30, 2023 and 2022, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

TSR, INC. AND SUBSIDIARIES

Six months ended November 30, 2023 compared with six months ended November 30, 2022:

	(Dollar amounts in thousands) Six Months Ended
	November 30, 2023		November 30, 2022
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$44,171	100.0%	$52,230	100.0%
Cost of sales	36,326	82.2%	43,166	82.6%
Gross profit	7,845	17.8%	9,064	17.4%
Selling, general and administrative expenses	6,437	14.6%	7,303	14.0%
Income from operations	1,408	3.2%	1,761	3.4%
Other income (expense), net	34	0.1%	(47)	(0.1)%
Income before income taxes	1,442	3.3%	1,714	3.3%
Provision for income taxes	384	0.9%	519	1.0%
Consolidated net income	1,058	2.4%	1,195	2.3%
Less: Net income attributable to noncontrolling interest	51	0.1%	26	0.1%
Net income attributable to TSR, Inc.	$1,007	2.3%	$1,169	2.2%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the six months ended November 30, 2023, decreased approximately $8,059,000 or 15.4% from the six months ended November 30, 2022, primarily due to a decrease in clerical and administrative contractors placed with customers. The average number of consultants on billing with customers decreased from 686 for the six months ended November 30, 2022 to 519 for the six months ended November 30, 2023. There were an average of 467 and 436 IT contractors for the quarters ended November 30, 2022 and 2023, respectively, while there were an average of 219 and 83 clerical and administrative contractors for the quarters ended November 30, 2022 and 2023, respectively. Customers using our clerical and administrative contractors have decreased their spending by terminating assignments early and hiring our contractors directly at a greater rate than usual.

Cost of Sales

Cost of sales for the six months ended November 30, 2023, decreased approximately $6,840,000 or 15.8% to $36,326,000 from $43,166,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue decreased from 82.6% in the six months ended November 30, 2022, to 82.2% in the six months ended November 30, 2023. Cost of sales decreased at a higher rate than revenue when comparing the six months ended November 30, 2023, to the prior year period, causing an increase in gross margins. The change in the business mix towards having a higher percentage of IT contractors yielded the increase in gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management, and corporate overhead. These expenses decreased approximately $866,000 or 11.9% from $7,303,000 in the six months ended November 30, 2022, to $6,437,000 in the six months ended November 30, 2023. The decrease in these expenses primarily resulted from a decrease of $355,000 from a reduction of both onshore and offshore recruiting in line with the decrease in new placement opportunities with customers, reduced legal fees of $102,000 and reduced costs associated with the upgrading of internal systems of $58,000. Additionally, the Company incurred non-cash compensation expenses of $52,000 in the six months ended November 30, 2023, and $138,000 in the six months ended November 30, 2022, related to the Plan. Selling, general and administrative expenses, as a percentage of revenue increased from 14.0% in the six months ended November 30, 2022, to 14.6% in the six months ended November 30, 2023.

TSR, INC. AND SUBSIDIARIES

Other Income (Expense)

Other income for the six months ended November 30, 2023 resulted primarily from net interest income of $24,000 and a mark to market gain of approximately $11,000 on the Company’s marketable equity securities. Other expense for the six months ended November 30, 2022 resulted primarily from net interest expense of $36,000 and a mark to market loss of approximately $11,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision included in the Company’s results of operations for the six months ended November 30, 2023 and 2022 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2024 and 2023, respectively. These rates resulted in a provision of 26.6% for the six months ended November 30, 2023 and a provision of 30.3% for the six months ended November 30, 2022.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $1,007,000 in the six months ended November 30, 2023 compared to $1,169,000 in the six months ended November 30, 2022. The decrease in net income from the prior year period was primarily attributable to the decrease in clerical and administrative contractors placed with customers.

Impact of Inflation and Changing Prices

For the six months ended November 30, 2023 and 2022, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the quarter ended November 30, 2023. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these condensed consolidated financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of November 30, 2023, the Company had no net borrowings outstanding against this Credit Facility. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of November 30, 2023, and through the date of this filing.

At November 30, 2023, the Company had working capital (total current assets in excess of total current liabilities) of approximately $14,815,000, including cash and cash equivalents and marketable securities of $9,615,000 as compared to working capital of $13,551,000, including cash and cash equivalents and marketable securities of $7,897,000 at May 31, 2023.

Net cash flow of approximately $1,707,000 was provided by operations during the six months ended November 30, 2023, as compared to $1,884,000 of net cash provided by operations in the prior year period. The cash provided by operations for the six months ended November 30, 2023, primarily resulted from consolidated net income of $1,058,000, and a decrease in accounts receivable of $1,053,000, offset by a decrease in accounts payable and accrued expenses of $396,000 and an increase in prepaid expenses of $248,000. The cash provided by operations for the six months ended November 30, 2022, primarily resulted from consolidated net income of $1,195,000 and a decrease in accounts receivable of $869,000 offset by a decrease in accounts payable and accrued expenses of $193,000, a decrease in legal settlement payable of $598,000 and an increase in prepaid expenses of $130,000.

Net cash used in investing activities of approximately $10,000 for the six months ended November 30, 2023 primarily resulted from purchases of certificates of deposit in excess of maturing certificates of deposit. Net cash used in investing activities of approximately $504,000 for the six months ended November 30, 2022 primarily resulted from purchases of certificates of deposit of $500,000 and purchases of fixed assets of $4,000.

There was no cash provided by or used in financing activities during the six months ended November 30, 2023. Net cash used in financing activities during the six months ended November 30, 2022 of $178,000 primarily resulted from purchases of treasury stock of $116,000 and from net repayments under the Company’s Credit Facility of $62,000.

The Company’s capital resource commitments at November 30, 2023 consisted of lease obligations on its branch and corporate facilities. The net present value of its future lease payments were approximately $398,000 as of November 30, 2023. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

TSR, INC. AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

The Exchange Act regulations define “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. These estimates require the application of management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. These critical accounting estimates were discussed in the Company’s May 31, 2023 Annual Report on Form 10-K in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Estimates”.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its May 31, 2023, Annual Report on Form 10-K, as filed with the SEC. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments and are thus considered critical accounting estimates under the Exchange Act.

There have been no changes in the Company’s significant accounting policies or critical accounting estimates as of November 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal accounting officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as filed with the SEC. We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer.
Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer.
Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer.
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: January 11, 2024	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: January 11, 2024	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer