Form 10-Q/A
period 2023-08-31
TSR INC
filed 2024-04-12
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

TSR, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, filed with the U.S. Securities and Exchange Commission on October 11, 2023 (the “Quarterly Report”).

Background

On August 25, 2023, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company approved the payment of cash bonuses to the Company’s directors and certain of the Company’s executive officers in the event that a Sale of the Business occurs during the term of such directors’ service on the Board and such executive officers’ employment with the Company, respectively (each, a “Transaction Bonus”).

As a result of an inadvertent error, the Transaction Bonuses were not disclosed in the Quarterly Report. The Company is filing this Amendment No. 1 for the purpose of disclosing the terms of such Transaction Bonuses.

Items Amended in this Amendment No. 1

The following items are amended and restated in their entirety in this Amendment: (i) Part II, Item 5 (“Other Information”); and (ii) Part II, Item 6 (“Exhibits”). Except as described in the preceding sentence, this Amendment No. 1 does not amend, update, or change any other information in the Quarterly Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results.

Item 5. Other Information

On August 25, 2023, the Compensation Committee approved the payment of cash bonuses to certain of the Company’s executive officers in the event that a Sale of the Business occurs during the term of such executive officers’ employment with the Company (each, a “Transaction Bonus”). For such purposes, a “Sale of the Business” means a transfer of the majority of the ownership by sale, acquisition, merger, or other method of the equity or tangible or intangible assets of the Company.

Following the Compensation Committee’s approval of Mr. John Sharkey’s Transaction Bonus, which was approved in the amount of (i) $75,000 for the Sale of the Business; and (ii) an additional $15,000 for each full dollar in share price of the Company’s common stock that exceeds $12 per share at the time of the Sale of the Business, the Company entered into an Addendum, effective as of November 3, 2023 (the “Addendum”), to the Amended and Restated Employment Agreement between the Company and John Sharkey, dated as of November 2, 2020, which Addendum was filed on Form 8-K with the SEC on October 27, 2023. Pursuant to the terms of the Addendum, Mr. Sharkey’s Transaction Bonus was increased from $75,000 to $100,000. All other terms of Mr. Sharkey’s Transaction Bonus as approved by the Compensation Committee remain the same.

Upon a Sale of the Business, the Transaction Bonus for each executive officer shall be paid out as follows:

(a)	Thomas Salerno, Chief Executive Officer, President and Treasurer: (i) $150,000 for the Sale of the Business; and (ii) an additional $25,000 for each full dollar in share price of the Company’s common stock that exceeds $12 per share at the time of the Sale of the Business.

(b)	John Sharkey, Senior Vice President, Chief Financial Officer and Secretary: (i) $100,000 for the Sale of the Business; and (ii) an additional $15,000 for each full dollar in share price of the Company’s common stock that exceeds $12 per share at the time of the Sale of the Business.

(c)	Mohammad Shah Syed, Managing Director of Sales and Recruiting: (i) $60,000 for the Sale of the Business; and (ii) an additional $10,000 for each full dollar in share price of the Company’s common stock that exceeds $12 per share at the time of the Sale of the Business.

Item 6. Exhibits

Exhibit	Document
Exhibit 10.1*	Description of Transaction Bonus Arrangements by and between the Company and each of its directors, executive officers and certain key employees, entered into as of August 25, 2023.
Exhibit 31.1*	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer
Exhibit 31.2*	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer
Exhibit 32.1*	Section 1350 Certification by Thomas Salerno as principal executive officer
Exhibit 32.2*	Section 1350 Certification by John G. Sharkey as principal financial officer
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 12, 2024	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: April 12, 2024	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer

2