Form 10-Q
period 2024-02-29
TSR INC
filed 2024-04-15
CIK 98338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2024

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

As of April 15, 2024, there were 2,169,546 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

TSR, INC. AND SUBSIDIARIES

i

Part I. Financial Information

Item 1. Financial Statements

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

February 29, 2024 and May 31, 2023

	February 29, 2024	May 31, 2023
	(Unaudited)	(see Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$10,627,178	$7,382,320
Certificates of deposit and marketable securities	34,440	515,152
Accounts receivable, net of allowance for doubtful accounts of $181,000	10,535,128	12,081,335
Other receivables	53,435	79,618
Prepaid expenses	435,245	248,534
Total Current Assets	21,685,426	20,306,959
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $314,849 and $270,606, respectively	25,356	69,599
Other assets	31,761	48,772
Right-of-use assets	620,391	459,171
Intangible assets, net	1,219,000	1,333,500
Goodwill	785,883	785,883
Deferred income taxes	279,000	344,000

Total Assets	$24,646,817	$23,347,884
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and other payables	$1,624,144	$1,663,990
Accrued expenses and other current liabilities	3,941,990	3,663,326
Advances from customers	588,496	1,266,993
Income taxes payable	93,867	11,260
Operating lease liabilities - current	188,592	150,167
Total Current Liabilities	6,437,089	6,755,736
Operating lease liabilities, net of current portion	461,478	342,260
Total Liabilities	6,898,567	7,097,996
Commitments and contingencies
Equity:
TSR, Inc.:
Preferred stock, $1 par value, authorized 500,000 shares; none issued	-	-
Common stock, $.01 par value, authorized 12,500,000 shares; issued 3,348,361 and 3,322,527 shares, 2,169,546 and 2,143,712 shares outstanding, respectively	33,484	33,226
Additional paid-in capital	7,755,331	7,676,742
Retained earnings	23,629,972	22,212,107
	31,418,787	29,922,075

Less: Treasury stock, 1,178,815 shares, at cost	13,726,895	13,726,895
Total TSR, Inc. Equity	17,691,892	16,195,180

Noncontrolling interest	56,358	54,708
Total Equity	17,748,250	16,249,888

Total Liabilities and Equity	$24,646,817	$23,347,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended February 29, 2024 and February 28, 2023

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenue, net	$19,702,992	$24,257,167	$63,873,759	$76,487,411

Cost of sales	16,372,675	20,267,337	52,698,669	63,433,855
Selling, general and administrative expenses	3,367,759	3,768,902	9,804,624	11,071,679
	19,740,434	24,036,239	62,503,293	74,505,534
Income (loss) from operations	(37,442)	220,928	1,370,466	1,981,877

Other income (expense):
Interest income (expense), net	28,412	(9,069)	52,188	(44,907)
Reversal of advances from customers	547,318	-	547,318	-
Unrealized gain (loss) on marketable securities, net	(1,320)	(4,112)	9,288	(15,592)

Income before income taxes	536,968	207,747	1,979,260	1,921,378
Provision for income taxes	110,000	110,000	494,000	629,000
Consolidated net income	426,968	97,747	1,485,260	1,292,378
Less: Net income attributable to noncontrolling interest	15,876	18,107	67,395	44,159
Net income attributable to TSR, Inc.	$411,092	$79,640	$1,417,865	$1,248,219
Basic net income per TSR, Inc. common share	$0.19	$0.04	$0.66	$0.58
Diluted net income per TSR, Inc. common share	$0.19	$0.04	$0.66	$0.56
Basic weighted average number of common shares outstanding	2,152,323	2,134,660	2,146,551	2,140,344
Diluted weighted average number of common shares outstanding	2,152,323	2,234,600	2,146,551	2,235,173

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

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months and Nine Months Ended February 29, 2024

(UNAUDITED)

	Shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	TSR, Inc. equity	Non- controlling interest	Total equity
Balance at May 31, 2023	3,322,527	$33,226	$7,676,742	$22,212,107	$(13,726,895)	$16,195,180	$54,708	$16,249,888
Net income attributable to noncontrolling interest	-	-	-	-	-	-	24,876	24,876
Non-cash stock compensation	-	-	25,527	-	-	25,527	-	25,527
Net income attributable to TSR, Inc.	-	-	-	546,788	-	546,788	-	546,788
Balance at August 31, 2023	3,322,527	33,226	7,702,269	22,758,895	(13,726,895)	16,767,495	79,584	16,847,079
Net income attributable to noncontrolling interest	-	-	-	-	-	-	26,643	26,643
Non-cash stock compensation	-	-	25,527	-	-	25,527	-	25,527
Net income attributable to TSR, Inc.	-	-	-	459,985	-	459,985	-	459,985
Balance at November 30, 2023	3,322,527	33,226	7,727,796	23,218,880	(13,726,895)	17,253,007	106,227	17,359,234
Net income attributable to noncontrolling interest	-	-	-	-	-	-	15,876	15,876
Distribution to noncontrolling interest	-	-	-	-	-	-	(65,745)	(65,745)
Non-cash stock compensation	-	-	27,793	-	-	27,793	-	27,793
Vested stock awards	25,834	258	(258)	-	-	-	-	-
Net income attributable to TSR, Inc.	-	-	-	411,092	-	411,092	-	411,092
Balance at February 29, 2024	3,348,361	$33,484	$7,755,331	$23,629,972	$(13,726,895)	$17,691,892	$56,358	$17,748,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended February 29, 2024 and February 28, 2023

(UNAUDITED)

	Nine Months Ended
	February 29,	February 28,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$1,485,260	$1,292,378
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	158,743	182,975
Unrealized (gain) loss on marketable securities, net	(9,288)	15,592
Deferred income taxes	65,000	493,000
Reversal of advances from customers	(547,318)	-
Non-cash lease recovery	(3,577)	(21,288)
Non-cash stock-based compensation expense	78,847	193,085

Changes in operating assets and liabilities:
Accounts receivable	1,546,207	1,848,999
Other receivables	26,183	841
Prepaid expenses	(186,711)	(103,859)
Prepaid and recoverable income taxes	-	14,737
Other assets	17,011	14,498
Accounts payable, other payables, accrued expenses and other current liabilities	238,818	(926,355)
Advances from customers	(131,179)	-
Income taxes payable	82,607	(13,622)
Legal settlement payable	-	(597,566)
Net cash provided by operating activities	2,820,603	2,393,415
Cash flows from investing activities:
Purchases of certificates of deposit	(500,000)	(990,000)
Maturities of certificates of deposit	990,000	-
Purchases of equipment and leasehold improvements	-	(6,317)
Net cash provided by (used in) investing activities	490,000	(996,317)
Cash flows from financing activities:
Net repayments on credit facility	-	(61,882)
Purchases of treasury stock	-	(180,469)
Distribution to noncontrolling interest	(65,745)	(75,348)
Net cash used in financing activities	(65,745)	(317,699)
Net increase in cash and cash equivalents	3,244,858	1,079,399
Cash and cash equivalents at beginning of period	7,382,320	6,490,158
Cash and cash equivalents at end of period	$10,627,178	$7,569,557
Supplemental disclosures of cash flow data:
Income taxes paid	$344,000	$121,000
Interest paid	$77,625	$61,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of TSR, Inc. and its subsidiaries. Unless otherwise stated or the context otherwise requires, the terms “we,” “us,” “our,” “TSR,” and the “Company” refer to TSR, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of May 31, 2023, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying to interim financial information and with the instructions to Form 10-Q of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America and normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated interim financial statements as of and for the three months and nine months ended February 29, 2024 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending May 31, 2024. These condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires financial assets to be presented at the net amount to be collected, with an allowance for credit losses to be deducted from the amortized cost basis of the financial asset such that the net carrying value of the asset is presented as the amount expected to be collected. Under ASU 2016-13, the entity’s statement of operations is required to reflect the measurement of credit losses for newly recognized financial assets, as well as expected increases or decreases in expected credit losses that have taken place during the period. For public business entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU No. 2016-13 on June 1, 2023 and the adoption of this update did not have a significant impact on the Company’s condensed consolidated financial statements.

2.	Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders of TSR by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. During the quarters ended February 29, 2024 and February 28, 2021, the Company granted time and performance vesting restricted stock awards under the TSR, Inc. 2020 Equity Incentive Plan (the “Plan”) (see Note 12 for further information). Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the reporting period. The common stock equivalents associated with these restricted stock awards of 99,940 and 94,829 have been included for dilutive shares outstanding for the three and nine months ended February 28, 2023. There were no dilutive shares in the three and nine months ended February 29, 2024.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

(Unaudited)

3.	Cash and Cash Equivalents

The Company considers short-term highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were composed of the following as of February 29, 2024 and May 31, 2023:

	February 29, 2024	May 31, 2023
Cash in banks	$4,631,170	$7,010,568
Certificates of deposit	2,548,161	-
Money market funds	3,447,847	371,752
	$10,627,178	$7,382,320

4.	Fair Value of Financial Instruments

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

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

(Unaudited)

The following are the major categories of assets measured at fair value on a recurring basis as of February 29, 2024 and May 31, 2023 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

February 29, 2024	Level 1	Level 2	Level 3	Total
Equity Securities	$34,440	$-	$-	$34,440

May 31, 2023	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$490,000	$-	$-	$490,000
Equity Securities	25,152	-	-	25,152
	$515,152	$-	$-	$515,152

Based upon the Company’s intent and ability to hold its certificates of deposit to maturity (which range up to twelve (12) months at purchase), such securities have been classified as held-to-maturity and are carried at amortized cost, which approximates market value. The Company’s equity securities are classified as trading securities, which are carried at fair value, as determined by quoted market prices, which is a Level 1 input, as established by the fair value hierarchy. The related unrealized gains and losses are included in earnings. The Company’s marketable securities at February 29, 2024 and May 31, 2023 are summarized as follows:

February 29, 2024	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Equity Securities	$16,866	$17,574	$-	$34,440

May 31, 2023	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Recorded Value
Certificates of Deposit	$490,000	$-	$-	$490,000
Equity Securities	16,866	8,286	-	25,152
	$506,866	$8,286	$-	$515,152

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

February 29, 2024

(Unaudited)

6.	Other Matters

From time to time, the Company is party to various lawsuits, some involving material amounts. Management is not aware of any lawsuits that would have a material adverse impact on the consolidated financial position of the Company except for the litigation disclosed elsewhere in this report, included in Note 10 to the condensed consolidated financial statements.

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

For the three months ended February 29, 2024 and February 28, 2023, the Company’s operating lease expense for these leases was $67,776 and $64,963, respectively. For the nine months ended February 29, 2024 and February 28, 2023, the Company’s operating lease expense for these leases was $204,684 and $213,845, respectively.

As there are no explicit rates provided in our leases, the Company’s incremental borrowing rate was used based on the information available as of the commencement date in determining the present value of the future lease payments. Future minimum lease payments under non-cancellable operating leases as of February 29, 2024 are as follows:

Twelve Months Ending February 29,
2025	$236,122
2026	242,590
2027	228,753
2028	32,527
Total undiscounted operating lease payments	739,992
Less imputed interest	89,922
Present value of operating lease payments	$650,070

The following table sets forth the right-of-use assets and operating lease liabilities as of February 29, 2024:

Assets
Right-of-use assets, net	$620,391
Liabilities
Current operating lease liabilities	$188,592
Long-term operating lease liabilities	461,478
Total operating lease liabilities	$650,070

The weighted average remaining lease term for the Company’s operating leases is 3.1 years. The weighted average incremental borrowing rate was 8.42%

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

Advances under the Credit Facility accrue interest at a rate per annum equal to (a) the “base rate” or “prime rate” announced by Citibank, N.A. from time to time, which shall be increased or decreased, as the case may be, in an amount equal to each increase or decrease in such “base rate” or “prime rate,” plus (b) 1.75%. The prime rate as of February 29, 2024 was 8.50%, indicating an interest rate of 10.25% on the line of credit. The initial term of the Credit Facility is five years, which shall automatically renew for successive five-year periods unless either TSR or the Lender gives written notice to the other of termination at least 60 days prior to the expiration date of the then-current term.

TSR, Inc. is obliged to satisfy certain financial covenants and minimum borrowing requirements under the Credit Facility, and to pay certain fees, including prepayment fees, and provide certain financial information to the Lender. The Company was in compliance with all covenants at February 29, 2024.

As of February 29, 2024, the net payments exceeded borrowings outstanding against this Credit Facility resulting in a receivable from the Lender of $43,484 which is included in “Other receivables” on the condensed consolidated balance sheets. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under the facility to fund its payroll and other obligations.

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

Intangible assets are as follows:

	May 31,		February 29,
	2023	Amortization	2024
Database (estimated life 5 years)	$103,500	$34,500	$69,000
Trademark (estimated life 3 years)	5,000	5,000	-
Customer relationships (estimated life 15 years)	1,225,000	75,000	1,150,000
Total	$1,333,500	$114,500	$1,219,000

No instances of triggering events or impairment indicators were identified as of February 29, 2024.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

(Unaudited)

10.	Related Party Transactions

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

The Company has provided placement services for an entity in which a Board of Director of the Company is the former CEO. Revenues for such services were $8,600 in the three months ended February 29, 2024, and $35,000 in the three months ended February 28, 2023. Revenues for such services in the nine months ended February 29, 2024, and February 28, 2023 were approximately $25,400 and $70,800, respectively. There were no amounts outstanding as accounts receivable from this entity as of February 29, 2024 or February 28, 2023.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

(Unaudited)

11.	Common Stock

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

During the fiscal year ended May 31, 2022, we sold an aggregate of 142,500 shares of common stock pursuant to the 2021 ATM for total gross proceeds of $1,965,623 at an average selling price of $13.79 per share, resulting in net proceeds of $1,783,798 after deducting $181,825 in commissions and other transactions costs. There were no shares sold during the quarters or nine months ended February 29, 2024 and February 28, 2023.

The 2021 TSRI Shelf is currently our only active shelf-registration statement. We may offer TSR, Inc. common stock registered under the 2021 TSRI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We believe that the 2021 TSRI Shelf provides us with the flexibility to raise additional capital to finance our operations as needed,.however, there is no assurance we will be successful in doing so.

12.	Stock-based Compensation Expense

On January 28, 2021, the Company granted 108,333 shares in time vesting restricted stock awards and 69,167 shares in time and performance vesting restricted stock awards to officers, directors and key employees under the Plan. The time vesting shares vest in tranches at the one-, two- and three-year anniversaries of the grants (“service condition”). These shares had a grant date fair value of $826,000 based on the closing price of the Company’s common stock on the day prior to the grants. The associated compensation expense is recognized on a straight-line basis over the time between grant date and the date the shares vest (the “service period”). On January 29, 2024, the Company granted 69,167 shares in time and performance vesting restricted stock awards under the Plan.

The time and performance vesting shares also vest in tranches at or after the two- and three-year anniversaries of the grants. The performance condition is defined in the grant agreements and relates to the market price of the Company’s common stock over a stated period of time (“market condition”). These 2021 and 2024 shares had grant date values of $262,000 and $300,000, respectively, based on the closing price of the Company’s common stock on the day prior to the grants discounted by an estimated forfeiture rate of 40-60%. The Company took into account the historical volatility of its common stock to assess the probability of satisfying the market condition. The associated compensation expense is recognized on a straight-line basis between the time the achievement of the performance criteria is deemed probable and the time the shares may vest. During the three months ended February 29, 2024 and February 28, 2023, $28,000 and $55,000, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. During the nine months ended February 29, 2024 and February 28, 2023, $79,000 and $193,000, respectively, have been recorded as stock-based compensation expense and included in selling, general and administrative expenses. As of February 29, 2024, there is approximately $290,000 of unearned compensation expense that will be expensed through January 2027; 34,333 stock awards expected to vest; 108,333 awards vested to date, of which 16,635 were forfeited to pay taxes applicable to the stock awards.

TSR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

(Unaudited)

13.	Stock Repurchase Program

On September 12, 2022, the Board of Directors authorized a stock repurchase program of up to $500,000 of the Company’s outstanding common stock, par value $0.01 per share. The stock repurchase program commenced two business days after the filing of the related Form 8-K and is authorized for the twelve (12) months following the commencement date.

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

During the three months and nine months ended February 28, 2023, 8,017 and 22,834 shares of the Company’s common stock were repurchased at an aggregate cost of $64,043 and $180,469, respectively. No shares were repurchased in the three months and nine months ended February 29, 2024.

14.	Advances from Customers

In January 2024, the New York State Office of Unclaimed Funds approved a Voluntary Disclosure Agreement (“VDA”) with the Company to resolve aged remittances received from customers that were not able to be reconciled and applied to invoices. These amounts have historically been carried as liabilities under the heading “Advances from Customers.” The process of identifying and remediating these payments where possible resulted in a payment to New York State of approximately $69,000. The approved VDA released the Company from liability for items aged beyond the scope of the ten year lookback period for items identified as New York based or unknown addresses. This resulted in the reversal of approximately $547,000 of these items from advances from customers. This amount is recorded as “Other Income” in the third quarter of fiscal 2024.

TSR, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes to such financial statements.

Forward-Looking Statements

Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements concerning the Company’s plans, future prospects, and the Company’s future cash flow requirements are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward-looking statements due to known and unknown risks and uncertainties, including but not limited to the following: the statements concerning the success of the Company’s plan for growth, both internally and through the previously announced pursuit of suitable acquisition candidates; the successful integration of announced and completed acquisitions and any anticipated benefits therefrom; the impact of adverse economic conditions on client spending which has a negative impact on the Company’s business; risks relating to the competitive nature of the markets for contract computer programming services; the extent to which market conditions for the Company’s contract computer programming services will continue to adversely affect the Company’s business; the concentration of the Company’s business with certain customers; uncertainty as to the Company’s ability to maintain its relations with existing customers and expand its business; the impact of changes in the industry, such as the use of vendor management companies in connection with the consultant procurement process; the increase in customers moving IT operations offshore; the Company’s ability to adapt to changing market conditions; the risks, uncertainties, and expense of the legal proceedings to which the Company is a party; and other risks and uncertainties set forth in the Company’s filings with the SEC. The Company is under no obligation to publicly update or revise forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information derived from the Company’s condensed consolidated statements of operations. There can be no assurance that trends in operating results will continue in the future.

Three months ended February 29, 2024 compared with three months ended February 28, 2023:

	(Dollar amounts in thousands) Three Months Ended
	February 29, 2024		February 28, 2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$19,703	100.0%	$24,257	100.0%
Cost of sales	16,372	83.1%	20,267	83.6%
Gross profit	3,331	16.9%	3,990	16.4%
Selling, general and administrative expenses	3,368	17.1%	3,769	15.5%
Income (loss) from operations	(37)	(0.2)%	221	0.9%
Other income (expense), net	574	2.9%	(13)	(0.0)%
Income before income taxes	537	2.7%	208	0.9%
Provision for income taxes	110	0.5%	110	0.5%
Consolidated net income	427	2.2%	98	0.4%
Less: Net income attributable to noncontrolling interest	16	0.1%	18	0.1%
Net income attributable to TSR, Inc.	$411	2.1%	$80	0.3%

TSR, INC. AND SUBSIDIARIES

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the quarter ended February 29, 2024, decreased approximately $4,554,000 or 18.8% from the quarter ended February 28, 2023, primarily due to a decrease in clerical and administrative contractors placed with customers. The average number of consultants on billing with customers decreased from 640 for the quarter ended February 28, 2023 to 468 for the quarter ended February 29, 2024. There was an average of 467 and 410 IT contractors for the quarters ended February 28, 2023 and February 29, 2024, respectively, while there was an average of 173 and 58 clerical and administrative contractors for the quarters ended February 28, 2023 and February 29, 2024, respectively. Customers using our clerical and administrative contractors have decreased their spending by reducing hiring, terminating assignments early, and hiring our contractors directly at a greater rate than usual.

Cost of Sales

Cost of sales for the quarter ended February 29, 2024, decreased approximately $3,895,000 or 19.2% to $16,372,000 from $20,267,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue was 83.6% in the quarter ended February 28, 2023 and 83.1% in the quarter ended February 29, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management, and corporate overhead. These expenses decreased approximately $401,000 or 10.6% from $3,769,000 in the quarter ended February 28, 2023, to $3,368,000 in the quarter ended February 29, 2024. The decrease in these expenses primarily resulted from a decrease of $246,000 in sales incentive compensation and $242,000 from a reduction of both onshore and offshore recruiting in line with the decrease in new placement opportunities with customers, offset by an increase in professional fees of $136,000 in connection with the Company exploring strategic alternatives. Selling, general and administrative expenses, as a percentage of revenue increased from 15.5% in the quarter ended February 28, 2023, to 17.1% in the quarter ended February 29, 2024.

Other Income (Expense)

Other income for the quarter ended February 29, 2024 resulted primarily from the reversal of approximately $547,000 from advances from customers due to a settlement with the New York State Office of Unclaimed Property, net interest income of $28,000, and a mark-to-market loss of approximately $1,000 on the Company’s marketable equity securities. Other expense for the quarter ended February 28, 2023 resulted primarily from net interest expense of $9,000 and a mark-to-market loss of approximately $4,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision included in the Company’s results of operations for the quarters ended February 29, 2024 and February 28, 2023 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2024 and 2023, respectively. These rates resulted in a provision of 20.5% for the quarter ended February 29, 2024 and a provision of 52.9% for the quarter ended February 28, 2023. The difference in the rates is primarily explained by the quarter ended February 29, 2024 having a decrease in the tax provision due to the true-up of the fiscal year ended May 31, 2023 state taxes, while the quarter ended February 28, 2023 having an increase in the tax provision due to the true-up of the fiscal year ended May 31, 2022 state taxes. The quarter ended February 28, 2023 was also impacted by an increase in the deferred state tax provision due to the use of net operating loss carry forwards.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $411,000 in the quarter ended February 29, 2024 compared to $80,000 in the quarter ended February 28, 2023. The increase in net income from the prior year quarter was primarily attributable to the reversal of advances from customers due to a settlement with the New York State Office of Unclaimed Property.

Impact of Inflation and Changing Prices

For the quarters ended February 29, 2024 and February 28, 2023, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

TSR, INC. AND SUBSIDIARIES

Nine months ended February 29, 2024 compared with nine months ended February 28, 2023:

	(Dollar amounts in thousands) Nine Months Ended
	February 29, 2024		February 28, 2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$63,874	100.0%	$76,487	100.0%
Cost of sales	52,699	82.5%	63,434	82.9%
Gross profit	11,175	17.5%	13,053	17.1%
Selling, general and administrative expenses	9,805	15.4%	11,072	14.5%
Income from operations	1,370	2.1%	1,981	2.6%
Other income (expense), net	609	1.0%	(60)	(0.1)%
Income before income taxes	1,979	3.1%	1,921	2.5%
Provision for income taxes	494	0.8%	629	0.8%
Consolidated net income	1,485	2.3%	1,292	1.7%
Less: Net income attributable to noncontrolling interest	67	0.1%	44	0.1%
Net income attributable to TSR, Inc.	$1,418	2.2%	$1,248	1.6%

Revenue

Revenue consists primarily of revenue from computer programming consulting services. Revenue for the nine months ended February 29, 2024, decreased approximately $12,613,000 or 16.5% from the nine months ended February 28, 2023, primarily due to a decrease in clerical and administrative contractors placed with customers. The average number of consultants on billing with customers decreased from 671 for the nine months ended February 28, 2023 to 502 for the nine months ended February 29, 2024. There was an average of 467 and 428 IT contractors for the nine months ended February 28, 2023 and February 29, 2024, respectively, while there was an average of 203 and 74 clerical and administrative contractors for the nine months ended February 28, 2023 and February 29, 2024, respectively. Customers using our clerical and administrative contractors have decreased their spending by reducing hiring, terminating assignments early, and hiring our contractors directly at a greater rate than usual.

Cost of Sales

Cost of sales for the nine months ended February 29, 2024, decreased approximately $10,735,000 or 16.9% to $52,699,000 from $63,434,000 in the prior year period. The decrease in cost of sales resulted primarily from a decrease in consultants placed with customers. Cost of sales as a percentage of revenue decreased from 82.9% in the nine months ended February 28, 2023, to 82.5% in the nine months ended February 29, 2024. Cost of sales decreased at a higher rate than revenue when comparing the nine months ended February 29, 2024, to the prior year period, causing an increase in gross margins. The change in the business mix towards having a higher percentage of IT contractors yielded the increase in gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of expenses relating to account executives, technical recruiters, facilities costs, management, and corporate overhead. These expenses decreased approximately $1,267,000 or 11.5% from $11,072,000 in the nine months ended February 28, 2023, to $9,805,000 in the nine months ended February 29, 2024. The decrease in these expenses primarily resulted from a decrease of $674,000 from a reduction of both onshore and offshore recruiting in line with the decrease in new placement opportunities with customers and a $270,000 decrease in sales incentive compensation. Additionally, the Company incurred non-cash compensation expenses of $79,000 in the nine months ended February 29, 2024, and $193,000 in the nine months ended February 28, 2023, related to the Plan. Selling, general and administrative expenses, as a percentage of revenue increased from 14.5% in the nine months ended February 28, 2023, to 15.4% in the nine months ended February 29, 2024.

TSR, INC. AND SUBSIDIARIES

Other Income (Expense)

Other income for the nine months ended February 29, 2024 resulted primarily from the reversal of approximately $547,000 of advances from customers due to a settlement with the New York State Office of Unclaimed Property, net interest income of $52,000, and a mark-to-market gain of approximately $9,000 on the Company’s marketable equity securities. Other expense for the nine months ended February 28, 2023 resulted primarily from net interest expense of $45,000 and a mark-to-market loss of approximately $15,000 on the Company’s marketable equity securities.

Income Tax Provision

The income tax provision included in the Company’s results of operations for the nine months ended February 29, 2024 and February 28, 2023 reflect the Company’s estimated effective tax rate for the fiscal years ending May 31, 2024 and 2023, respectively. These rates resulted in a provision of 25.0% for the nine months ended February 29, 2024 and a provision of 32.7% for the nine months ended February 28, 2023. The difference in the rates is primarily explained by the nine months ended February 29, 2024 having a decrease in the tax provision due to the true-up of the fiscal year ended May 31, 2023 state taxes, while the nine months ended February 28, 2023 having an increase in the tax provision due to the true-up of the fiscal year ended May 31, 2022 state taxes. The nine months ended February 28, 2023 was also impacted by an increase in the deferred state tax provision due to the use of net operating loss carry forwards.

Net Income Attributable to TSR, Inc.

Net income attributable to TSR, Inc. was approximately $1,418,000 in the nine months ended February 29, 2024 compared to $1,248,000 in the nine months ended February 28, 2023. The increase in net income from the prior year period was primarily attributable to the reversal of advances from customers due to a settlement with the New York State Office of Unclaimed Property.

Impact of Inflation and Changing Prices

For the nine months ended February 29, 2024 and February 28, 2023, inflation and changing prices did not have a material effect on the Company’s revenue or income from continuing operations.

Liquidity and Capital Resources

The Company’s cash was sufficient to enable it to meet its liquidity requirements during the period ended February 29, 2024. The Company expects that its cash and cash equivalents and the Company’s Credit Facility pursuant to a Loan and Security Agreement with Access Capital, Inc. (the “Lender”) will be sufficient to provide the Company with adequate resources to meet its liquidity requirements for the 12-month period following the issuance of these condensed consolidated financial statements. Utilizing its accounts receivable as collateral, the Company has secured this Credit Facility to increase its liquidity as necessary. As of February 29, 2024, the Company had no net borrowings outstanding against this Credit Facility. The amount the Company has borrowed fluctuates and, at times, it has utilized the maximum amount of $2,000,000 available under this facility to fund its payroll and other obligations. The Company was in compliance with all covenants under the Credit Facility as of February 29, 2024, and through the date of this filing.

At February 29, 2024, the Company had working capital (total current assets in excess of total current liabilities) of approximately $15,248,000, including cash and cash equivalents and marketable securities of $10,662,000 as compared to working capital of $13,551,000, including cash and cash equivalents and marketable securities of $7,897,000 at May 31, 2023.

Net cash flow of approximately $2,821,000 was provided by operations during the nine months ended February 29, 2024 as compared to $2,393,000 of net cash provided operations in the prior year period. The cash provided by operations for the nine months ended February 29, 2024 primarily resulted from consolidated net income of $1,485,000, a decrease in accounts receivable of $1,546,000 and an increase in accounts payable and accrued expenses of $239,000, offset by an increase in prepaid expenses of $187,000 and a decrease in advances from customers of $678,000. The cash provided by operations for the nine months ended February 28, 2023 primarily resulted from consolidated net income of $1,292,000, a decrease in accounts receivable of $1,848,000 offset by a decrease in accounts payable and accrued expenses of $926,000, a decrease in legal settlement payable of $598,000 and a decrease in deferred income taxes of $493,000.

Net cash provided by investing activities of approximately $490,000 for the nine months ended February 29, 2024 primarily resulted from an excess of maturing certificates of deposit over purchases. Net cash used in investing activities of approximately $996,000 for the nine months ended February 28, 2023 primarily resulted from purchases of certificates of deposit of $990,000 and purchases of fixed assets of $6,000.

TSR, INC. AND SUBSIDIARIES

Net cash used in financing activities during the nine months ended February 29, 2024 resulted primarily from distributions to the minority interest of $66,000. Net cash used in financing activities during the nine months ended February 28, 2023 of $318,000 primarily resulted from purchases of treasury stock of $180,000, distributions to the minority interest of $75,000 and from net repayments under the Company’s Credit Facility of $62,000.

The Company’s capital resource commitments at February 29, 2024 consisted of lease obligations on its branch and corporate facilities. The net present value of its future lease payments was approximately $650,000 as of February 29, 2024. The Company intends to finance these commitments primarily from the Company’s available cash and Credit Facility.

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

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements, contained in its Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as filed with the Securities and Exchange Commission. The Company believes that those accounting policies require the application of management’s most difficult, subjective or complex judgments and are thus considered critical accounting estimates under the Exchange Act. There have been no changes in the Company’s significant accounting policies as of February 29, 2024.

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

TSR, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition, or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as filed with the SEC. We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended May 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

TSR, INC. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit	Document
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification by Thomas Salerno as principal executive officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification by John G. Sharkey as principal financial officer
Exhibit 32.1	Section 1350 Certification by Thomas Salerno as principal executive officer
Exhibit 32.2	Section 1350 Certification by John G. Sharkey as principal financial officer
Exhibit 101	Interactive Data File containing the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

TSR, Inc.
(Registrant)

Date: April 15, 2024	/s/ Thomas Salerno
Thomas Salerno, Chief Executive Officer, President, Treasurer and Principal Executive Officer

Date: April 15, 2024	/s/ John G. Sharkey
John G. Sharkey, Sr. Vice President, Chief Financial Officer, Secretary, Principal Financial Officer and Principal Accounting Officer